Form 10-K
period 1995-06-30
TRANSNET CORP
filed 1995-10-13
CIK 99313

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549


FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended     June 30, 1995
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the Transition period from               to

Commission File Number   0-8693

          TransNet Corporation
(Exact name of registrant as specified in its charter)

     Delaware                                      22-1892295
(State of other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                         Number)

45 Columbia Road, Branchburg, New Jersey          08876-3576
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code 908-253-0500

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Indicated by check mark whether the registrant [1] has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and [2] has been subject to such filing requirements for the past ninety days.
                                   YES  X    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or in any amendment to this Form 10-K.
                              [    ]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $23,835,498 on September 29, 1995 based upon the closing sales price on the NASDAQ System as of said date.
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares of the registrant's common stock outstanding on September 29, 1995 was 5,216,804 shares (exclusive of Treasury shares).





PART I

ITEM 1.  BUSINESS

     TransNet Corporation ("TransNet" or the "Corporation") was incorporated in the State of Delaware in 1969. TransNet, a computer dealer, is engaged in the sale and technical support and service of local area networks and personal computer systems and peripheral equipment, software, and supplies. The sale of products and the promotion of technical services, the primary focus of the Corporation, are conducted through its own sales and service departments. In addition to its principal business activities, the Corporation operates one retail computer store. As used herein, the term "Corporation" shall refer to TransNet and where the context requires, shall include TransNet and its subsidiary.

Description of Business

     Products, Sources, and Markets: The sale of computer and related equipment for local area networks ("LAN's") and personal computers ("PC's") accounted for the significant portion of the Corporation's revenues. The principal markets for the Corporation's products are commercial, governmental, educational, and individual customers. These markets are reached by direct sales conducted through the corporate sales department based in Branchburg, New Jersey. The retail market, which is primarily comprised of small businesses, individual customers, and educational users, is reached through the TransNet Computer Store located in Lebanon, New Jersey.

     The Corporation is selective in choosing the products that it markets and its product mix is geared primarily to the requirements of its business customers. The products sold by the Corporation include business and personal desktop computer systems manufactured by International Business Machines ("IBM"), Apple Computer, Inc. ("Apple"), Compaq Computer Corporation ("Compaq"), NEC Technologies, Inc. ("NEC"), AST Research ("AST"), Hewlett Packard Company ("Hewlett Packard"), Sun Microsystems, Inc. ("Sun") and Toshiba American Information Systems, Inc. ("Toshiba"); related peripheral products such as network products of Compaq, Novell, Inc. ("Novell"), and Banyan Systems, Inc. ("Banyan"); selected software products; wireless communication products; and supplies produced by other manufacturers. The Corporation does not manufacture or produce any of the items it markets.

     The Corporation is currently an authorized dealer for Apple, AST, Compaq, Hewlett Packard, IBM, NEC, Sun Microsystems, and Toshiba, Lotus Development Corporation ("Lotus"), Microsoft Corporation ("Microsoft"), Banyan Systems, Inc. ("Banyan"), Novell, and 3COM. The Corporation recently received dealer authorization as an Airdata solutions provider for AT&T wireless services. In addition, the Corporation offers a variety of products manufactured by other companies including Okidata, and Hayes Microcomputer Products, Inc. Occasionally, the Corporation will order specific products to satisfy a particular customer requirement. The Corporation evaluates its product line and new products internally and through discussions with its vendors and customers.

     Software sold by the Corporation includes software designed for general business applications as well as specialized applications such as research, pharmaceuticals, and education; software for desktop publishing; integrated packages; and entertainment software, such as video games.

     The Corporation maintains an inventory of its product line to provide shipments to customers. Back orders are insignificant. Shipments are made from the Corporation's warehouse in Branchburg, New Jersey primarily through common carriers.

     Customers of the retail store take delivery upon purchase.

     The marketing of computers is generally not seasonal in nature, although retail sales may increase in the Christmas holiday season.

     Technical Support and Service: The Corporation provides a wide variety of network services, personal computer support, repair and standard equipment maintenance. These services include LAN and PC hardware support, systems integration services, help desk services, asset management, relocation services, and installation or installation coordination. The Corporation's staff of specially trained system engineers and service technicians provide on-site or on-call support for file servers, personal computers, laptop computers, printer and other peripheral equipment. The Corporation employs experienced technicians to whom it provides authorized manufacturer training on an on-going basis. TransNet is an authorized service dealer for the following manufacturers: Apple, AST, Banyan, Compaq, Dell, Epson, Hewlett Packard, IBM, NEC, Novell, and Sun.

     In addition to the above-referenced services, the Corporation's in-house technical staff performs system configurations to customize computers to the customers' specifications. The Corporation also provides authorized warranty service on the equipment it sells.

     The Corporation's technical services are available to business and individual customers located within 100 miles of the Corporation's Branchburg, New Jersey office. Through a variety of alternatives, the Corporation offers repair or maintenance service at the customer site or on the Corporation's premises. Maintenance and service contracts are offered to maintain and/or repair computer hardware. Technical support and service contracts are offered on an annual basis and are available for a variety of services related to products marketed by the Corporation. In connection with its "TechNet" program, pursuant to which the Corporation assigns service personnel to the customer's location on a full-time basis, the Corporation has entered into individual agreements with several large corporate customers to provide support and repair and maintenance services. These agreements usually are for terms of one or two years and contain provisions allowing for termination prior to the expiration of the agreements. Although the agreements contain renewal terms, there is no assurance that the agreements will be renewed.

     Repair and maintenance services are also available on a "time and materials" basis. The repair services usually consist of diagnosing and identifying malfunctions in computer hardware systems and replacing any defective circuit boards or modules. The defective items are generally repaired by in-house bench technicians or returned to the manufacturer for repair or replacement.

     The Corporation also operates a "walk-in/while-you-wait" repair center at its Lebanon, New Jersey computer store.

     In addition to servicing its own customers within its service area, the Corporation has been selected as a member of the Intelligent Systems Group ("ISG"), a group of dealers selected from Intelligent Electronics dealers. ISG members provide service to customers of other ISG members in instances in which a customer has locations outside the dealer's respective service areas, but within an ISG member's geographic area. Through this arrangement, TransNet can also assure its customers quality technical service at customer locations nationwide.

     Service operations are not a material source of revenues, although they contribute to profits, as discussed in "Management's Discussion and Analysis."

     Training: The Corporation established a Training Center at its headquarters, which provides training at the Center or at the customer site.
The Corporation offers comprehensive training on hardware and software, including a wide variety of DOS, Windows, Macintosh and UNIX systems and network applications, operation, and maintenance. The Center has its own dedicated network and each instructor is certified to teach the classes. The Corporation's Training Center is an Apple Computer authorized training center and is also authorized for training on all Microsoft, Lotus, Quark, FrameMaker and Macromind products. The training activities of the Corporation are not a significant source of revenues.

     Suppliers: In July 1990, in order to reduce its costs for computer and related equipment, the Corporation entered into a buying agreement with Connecting Point of America, Inc., a subsidiary of Intelligent Electronics, one of the largest computer aggregators in the United States. Intelligent Electronics recently reorganized its structure and the Corporation's current agreement is with the Intelligent Systems Group. Under the agreement, the Corporation is able to purchase equipment of various manufacturers at discounts currently unavailable to it through other avenues. The agreement provides that the Corporation may terminate the arrangement upon sixty days notice. During fiscal 1995, the majority of the revenues generated by the Corporation from product sales were attributable to products purchased by the Corporation from Intelligent Electronics pursuant to the Agreement. The balance of the Corporation's product sales were attributable to products purchased from a variety of sources on an as needed order basis. Management fully anticipates that Intelligent Electronics will be a major supplier during fiscal 1996.

     Customers: The majority of the Corporation's corporate customers are commercial users located in the New Jersey - New York City metropolitan area.

     During fiscal 1995 and 1994, one customer accounted for approximately 34% and 17%, respectively of the Corporation's revenues. Such customer accounted for 11% of the Corporation's revenues in fiscal 1993. No other customer accounted for more than 10% of the Corporation's revenues in fiscal 1995.

     Competition: The sale and service of personal computer systems is highly competitive and may be affected by rapid changes in technology and spending habits in both the business and institutional sectors. The Corporation is in direct competition with any business which is engaged in the sale and technical support and service of networks, personal computers and related peripherals. Management believes that the increasing complexity of personal computer systems, the use of personal computers in the workplace and the widespread utilization of personal computer networks have created an environment in which commercial customers require significant levels of sophisticated support services such as those provided by the Corporation. Management believes that TransNet's ability to combine competitive pricing with sophisticated support services allows it to compete effectively against a wide variety of alternative microcomputer sales and distribution channels, including independent dealers, direct mail and telemarketing, superstores and direct sales by manufacturers (including some of its own suppliers), and with respect to the retail sector, the Corporation competes with department stores and retail chains. The Corporation competes with numerous larger and longer established companies possessing substantially greater financial resources and substantially larger administrative, technical, marketing and servicing staffs, facilities and equipment.

     Technological advances occur rapidly in computer technology and new products are often announced prior to availability, sometimes creating demand exceeding manufacturers' expectations and thereby resulting in product shortages. When this occurs, resulting product constraints intensify competition, depress revenues because customers demand the new product, and increase order backlogs. In the Corporation's experience, these backlogs have been immaterial.

     In the past several years, there have been frequent reductions in the price of computers. As a result, competition has increased and the Corporation lowered its prices to remain competitive. In addition, businesses able to purchase in larger volume than the Corporation have received higher discounts from manufacturers than the Corporation. These factors have resulted in a lower profit margin on the Corporation's equipment sales. As a result of its buying agreement with Intelligent Electronics, the Corporation is able to purchase equipment at discounts otherwise unavailable to it, enabling the Corporation to be more price competitive. In a cost-effective marketing approach, the Corporation now targets larger customers with more diversified product needs for its marketing efforts in order to sell a greater number and variety of products and services at one or a limited number of locations, thereby improving its gross profit margins.

     The Corporation does not believe that it is a significant factor in any of its fields of activity.

     Trademarks: Other than the trademark of its name, TransNet holds no patents or trademarks.

     Employees: As of September 26, 1995, the Corporation employed 131 full-time and one part-time employee. None of its employees are subject to collective bargaining agreements.



ITEM 2.  PROPERTIES

     The Corporation's executive, administrative, corporate sales offices, and service center are located in Branchburg, New Jersey, where the Corporation leases a building of approximately 21,000 square feet. This "net-net" lease, which currently provides for an approximately $13,700 monthly rental, expires in February 1996, but provides the Corporation with three five-year renewal options. The building is leased from W Realty, a partnership consisting of John J. Wilk, Chairman of the Board and Raymond J. Rekuc, a Director, at terms which management believes are as favorable as available from unaffiliated third parties.

     The Corporation's Lebanon, New Jersey Computer Store, is located on leased premises of approximately 5,000 square feet. The "net-net" lease providing for a monthly rental of approximately $4,800 expired in February 1994. The lease is currently in effect on a month-to-month basis at a monthly rental of approximately $4,800. The premises are leased from Annette and Mark Stanoch, officers of the Corporation on terms which management believes are as favorable as those available from unaffiliated third parties.

     See Note 6 of the Notes to Consolidated Financial Statements with respect to the Corporation's commitments for leased facilities.

     The Corporation owns a 6.7 acre plot in Mountainside, New Jersey, which was purchased in 1979 to construct a proposed twin building office complex. To date, no construction activities have taken place and none are currently planned. There can be no assurance that any construction will commence or that the Corporation will not attempt to sell this site without commencing construction. Even if construction is undertaken, the Corporation may elect not to move any of its operations onto the premises but may elect to rent or sell the developed property. At the present time, there are no plans to commence construction.


ITEM 3.  LEGAL PROCEEDINGS

     The Corporation is not currently a party to any legal proceeding which it regards as material.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     There were no matters submitted by the Corporation during the quarter ended June 30, 1995 to a vote of securityholders.



PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          SECURITYHOLDERS MATTERS

     TransNet's common stock is quoted and traded in the NASDAQ National Market System under the symbol "TRNT." The following table indicates the high and low closing sales prices for TransNet's common stock for the periods indicated based upon information supplied by the National Quotation Bureau Incorporated.

Calendar Year                  Closing Sales Prices

                                High         Low

1993
     First Quarter             1 5/16        5/8
     Second Quarter           1 13/32      1 1/8
     Third Quarter             1 7/16          1
     Fourth Quarter            1  1/4        7/8

1994
     First Quarter            2 11/16        7/8
     Second Quarter            2 7/16    1 15/16
     Third Quarter             2 9/16    1 11/16
     Fourth Quarter             2 1/2      1 3/4

1995
     First Quarter            1 15/16     1 9/16
     Second Quarter            3 1/16      1 3/4


     As of September 29, 1995, the number of holders on record of TransNet's common stock was 3,997. Such number of record owners was determined from the Company's shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

     TransNet has not paid any dividends on its common stock since its inception.



ITEM 6.


TRANSNET CORPORATION AND SUBSIDIARY
SELECTED FINANCIAL DATA


                                           Years   ended   June 30,
                           1995         1994         1993        1992          1991
Revenue               $ 56,216,605 $ 40,342,165 $ 28,903,305 $ 28,791,420 $ 26,801,761

Net Income [Loss]     $    882,466 $    393,870 $    264,644 $     80,785 $ (1,921,430)

Earnings [Loss]
Per Share             $        .17 $        .08 $        .05 $        .02 $       (.38)

Weighted Average
 Number of Shares        5,155,526    5,041,804    5,041,804    5,041,804    5,057,503

Total Assets          $ 19,286,712 $ 13,289,915 $ 10,513,428 $  9,989,642 $ 11,053,685

Long-Term
 Obligations          $     --     $     --     $     --     $     --     $    --

Working Capital       $  7,554,094 $  7,225,788 $  6,845,754 $  6,518,088 $  6,435,034






ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Revenues for the fiscal year ended June 30, 1995 were $56,216,605 as compared with $40,342,165 for the fiscal year ended June 30, 1994, and $28,903,305 for the fiscal year ended June 30, 1993. Revenues for both fiscal 1995 and 1994 increased as compared to the respective prior year, as the result of increased hardware sales and an increase in revenues from technical services (technical repair and maintenance, support, network integration, and outsourcing) and training services. Service related revenues, though not a material source of the Corporation's revenues, typically generate higher gross profit margins. Revenues generated by service and support operations increased by approximately 26% in fiscal 1995 as compared to fiscal 1994, and by approximately 40% in fiscal 1994 as compared to fiscal 1993 due to management's focus on the promotion of technical service and support operations and a number of agreements with large organizations for service and support (as discussed below).

     For fiscal 1995, the Corporation reported net income of $882,466, as compared with net income of $393,870 for fiscal 1994, and $264,644 for fiscal 1993. In addition to reflecting increased sales volume, increased net income for the years ended June 30, 1995, 1994 and 1993 are attributable to increased service and support related revenues; management's concentration on sales of network and system integration products which yield higher profit margins; the Corporation's technical service and support programs; and continued adherence to cost control measures. Service related revenues are significant in their contributions to net income because these operations yield a higher profit margin than equipment sales. Management anticipates that the technical support and service segments of operations will continue to expand in the future. For the fiscal years ended June 30, 1995 and 1994, the respective increases in revenues from the provision of service, support, outsourcing and network integration is largely the result of the Corporation entering into service contracts with a number of large corporate customers to provide service and support for their personal computers, peripherals and networks. Most of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

     During the fiscal years discussed, the computer industry has experienced a trend of decreasing prices of computers and related equipment. Management believes that this trend will continue. Industrywide, the result of price erosion has been lower profit margins on sales, which require businesses to sell a greater volume of equipment to maintain past earning levels.

     To counter these factors and to maximize the Corporation's profit margin, management has modified its marketing strategy during these years and has enforced expense controls. Management's current marketing strategy is designed to increase sales of lower revenue/higher profit margin products related to service and support operations. Management's efforts include targeting commercial customers who provide marketplaces for a wide range of products and services at one time, a cost-effective approach to sales. Management believes it maximizes profits through concentration on sales of value-added applications; promotion of the Corporation's service and support operations; and strict adherence to cost-cutting controls. During fiscal 1993, management shifted its emphasis to the promotion of its technical service, support, outsourcing and network integration capabilities, and continued the aggressive pursuit of an increased volume of equipment sales and promotion of its training services. In addition, the Corporation's buying agreement with Intelligent Systems Group, a subsidiary of Intelligent Electronics, enhances the Corporation's competitive edge through discounts unavailable through other sources.

     Selling, general and administrative expenses decreased as a percentage of revenues to slightly below 10% of revenues in fiscal 1995 from 12% in fiscal 1994. This decrease was reflective of the increased volume of sales and cost control measures. Similarly, selling, general and administrative expenses during fiscal 1994 decreased as a percentage of revenues to 12% from 15% in fiscal 1993 due to the increase in revenues and cost control measures.

     Interest income in fiscal 1995 increased as compared to fiscal 1994 due to the rise in interest rates. Interest income in fiscal 1994 decreased as compared to fiscal 1993 due to the decline in interest rates and lower amount of funds invested. Interest expense increased in 1995 over 1994 as a result of financing costs associated with increased inventory, which in turn is due to increased equipment sales.


Liquidity and Capital Resources

     There are no material commitments of the Corporation's capital resources.

     The Corporation currently finances the purchases of portions of its inventory through floor planning arrangements under which such inventory secures the amount outstanding. Inventory increased in 1995 as compared to 1994 to accommodate the increased sales volume. Inventory increased in 1994 as compared to 1993.

     Accounts receivable and payable increased for the period ended June 30, 1995 as a direct result of an increase in revenues, and in 1994 due to an increase in revenues during the fourth quarter.

     For the fiscal year ended June 30, 1995, as in the fiscal years ended June 30, 1994 and 1993, the internal sources of the Corporation were sufficient to enable the Corporation to meet its obligations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of TransNet Corporation
     Somerville, New Jersey


         We have audited the accompanying consolidated balance sheets of TransNet Corporation and Subsidiary as of June 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended June 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransNet Corporation and Subsidiary as of June 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.








                                      MORTENSON AND ASSOCIATES, P. C.
                                       Certified Public Accountants.

Cranford, New Jersey
August 8, 1995







TRANSNET CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                      June 30,
                                               1995            1994
Assets:
Current Assets:
  Cash and Cash Equivalents             $   1,549,206    $   2,015,355
  Accounts Receivable - Net                10,201,044        6,251,090
  Inventories                               5,011,791        3,409,653
  Other Current Assets                        413,053          231,359

  Total Current Assets                     17,175,094       11,907,457

Property and Equipment - Net                  529,096          629,512

Other Assets                                1,582,522          752,946

  Total Assets                          $  19,286,712    $  13,289,915

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                      $   8,331,318    $   3,392,755
  Accrued Expenses                            647,843          576,587
  Deferred Income                             328,100          528,157
  Other Current Liabilities                   313,739          184,170

  Total Current Liabilities                 9,621,000        4,681,669

Stockholders' Equity:
  Capital Stock - Common, $.01 Par Value,
  Authorized 15,000,000 Shares;
  Issued 7,469,524 Shares in 1995 and
  7,294,524 Shares in 1994 [of which
  2,252,720 are in Treasury]                   74,695           72,945

  Paid-in Capital                          10,686,745       10,513,495

  Retained Earnings                         5,121,915        4,239,449

  Totals                                   15,883,355       14,825,889
  Less:  Treasury Stock - At Cost          (6,217,643)      (6,217,643)

  Total Stockholders' Equity                9,665,712        8,608,246

  Total Liabilities and
  Stockholders' Equity                  $  19,286,712    $  13,289,915



See Notes to Consolidated Financial Statements.




TRANSNET CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     Years   ended
                                                        June 30,
                                            1995          1994        1993

Revenue                                  $56,216,605  $40,342,165  $28,903,305

Cost of Revenue                           49,762,601   34,946,537   24,227,559

  Gross Profit                             6,454,004    5,395,628    4,675,746

Selling, General and
Administrative Expenses                    5,642,915    4,969,490    4,411,670

Provision for Doubtful Accounts               55,000       50,000       58,000

  Total                                    5,697,915    5,019,490    4,469,670

  Operating Income                           756,089      376,138      206,076

Other Income [Expense]:
  Interest Income                             53,775       46,975       61,980
  Interest Expense                          (117,587)     (29,243)      (3,412)

  Total Other [Expense] Income - Net         (63,812)      17,732       58,568

  Income Before Income Tax [Benefit]         692,277      393,870      264,644

Income Tax [Benefit]                        (190,189)       --            --

  Net Income                             $   882,466  $   393,870  $   264,644

  Income Per Common Share                $       .17  $       .08  $       .05




See Notes to Consolidated Financial Statements.



TRANSNET CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                     Total
                         Common Stock     Paid-in   Retained     Treasury Stock         Installment  Stockholders'
                        Shares   Amount   Capital   Earnings    Shares      Amount      Receivable   Equity
Balance-June 30,1992  7,294,524 $72,945 $10,513,495 $3,580,935 (2,252,720) $(6,217,643) $(2,500)     $7,947,232

  Net Income             --        --        --        264,644      --           --        --           264,644

Balance-June 30,1993  7,294,524  72,945  10,513,495  3,845,579 (2,252,720)  (6,217,643)  (2,500)      8,211,876

  Net Income             --        --        --        393,870      --           --        --           393,870

  Reduction in Notes
  Receivable - Stock     --        --        --          --         --           --       2,500           2,500

Balance-June 30,1994  7,294,524  72,945  10,513,495  4,239,449 (2,252,720)  (6,217,643)    --         8,608,246

 Exercise of Options    175,000   1,750     173,250      --         --           --        --           175,000

 Net Income              --        --        --        882,466      --           --        --           882,466

Balance-June 30,1995  7,469,524 $74,695 $10,686,745 $5,121,915 (2,252,720) $(6,217,643) $  --        $9,665,712



See Notes to Consolidated Financial Statements.



TRANSNET CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                Years   ended
                                                 June   30,
                                         1995        1994         1993

Operating Activities:
  Net Income                       $   882,466  $   393,870  $   264,644
  Adjustments to Reconcile Net
  Income to Net Cash [Used for]
  Provided by Operating Activities:
   Depreciation and Amortization       172,612      184,272      163,303
   Loss [Gain] on Sale of Equipment      1,054        --          (1,740)
   Deferred Taxes                     (196,000)       --            --
   Provision for Doubtful Accounts      55,000        --            --

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable            (4,004,954)  (2,187,092)    (776,978)
     Inventories                    (1,602,138)  (1,162,350)     453,395
     Other Current Assets             (181,694)      97,562      243,504
     Other Assets                     (675,448)     (53,207)     (10,093)

   Increase [Decrease] in:
     Accounts Payable
     and Accrued Expenses            5,009,818    1,948,071      228,971
     Other Current Liabilities         129,570       45,352       (7,023)
     Other Liabilities                (200,057)     386,694       37,194

   Total Adjustments                (1,492,237)    (740,698)     330,533

  Net Cash - Operating Activities     (609,771)    (346,828)     595,177

Investing Activities:
  Capital Expenditures                 (31,378)    (147,401)     (91,448)
  Proceeds from Sale of Equipment        --           --           3,000

  Net Cash - Investing Activities      (31,378)    (147,401)     (88,448)

Financing Activities:
  Receipt of Installment
  Receivable from Officer                --           2,500        --
  Issuance of Common Stock             175,000        --           --

  Net Cash - Financing Activities      175,000        2,500        --

  Net [Decrease] Increase in Cash
   and Cash Equivalents               (466,149)    (491,729)     506,729

Cash and Cash Equivalents -
         Beginning of Years          2,015,355    2,507,084    2,000,355

  Cash and Cash Equivalents -
         End of Years              $ 1,549,206  $ 2,015,355  $ 2,507,084

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:
   Interest                        $   105,000  $    47,000  $     3,400
   Income Taxes                    $     6,400  $     --     $      --

See Notes to Consolidated Financial Statements.



TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



[1] General

TransNet Corporation was incorporated in the State of Delaware in 1969. TransNet, a computer dealer, is engaged in the sale and service of personal computer systems and peripheral equipment, software, and supplies. The sale of products and the promotion of technical services, the primary focus of the Corporation, are conducted through its own sales and service departments. In addition to its principal business activities, the Corporation operates one retail computer store.

[2] Summary of Significant Accounting Policies

Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Century American Corporation. Intercompany transactions and accounts have been eliminated in consolidation.

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

Accounts Receivable - Accounts receivable have been reduced by an allowance for doubtful accounts of $176,153 and $141,199 as of June 30, 1995 and 1994, respectively.

Inventory - The Company's inventory is valued at the lower of cost [determined on the average-cost basis] or market.

Property and Equipment, Depreciation and Amortization - Property and equipment are stated at cost. Depreciation and amortization are computed by use of the straight-line method over the estimated useful lives of the various assets ranging from five to ten years. Leasehold improvements are amortized over the shorter of the life of the lease or their estimated useful life.

Intangible Assets - Goodwill of $259,421 resulting from a business combination in 1990 is being amortized over 20 years on the straight-line basis. Accumulated amortization amounted to $41,358 and $31,975 at June 30, 1995 and 1994, respectively. Other intangibles are being amortized over five to twenty years on a straight-line basis. Amortization expense amounted to $41,871, $33,997 and $27,437 for the years ended June 30, 1995, 1994 and 1993, respectively.

Earnings Per Share - Earnings per common share are based on 5,155,526 weighted outstanding average shares for fiscal 1995 and 5,041,804 for 1994 and 1993. Common stock equivalents are included if dilutive.

Concentrations of Credit Risk - The Company currently maintains a cash account of $706,640 in a financial institution which is subject to credit risk beyond FDIC insured limits.

The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk of its customers establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is not significant.

Revenue Recognition - Income is recognized at time of shipment on equipment sold directly to customers. Maintenance service contracts are billed periodically and revenue is recognized ratably over the terms of the contracts.

Reclassification - Certain items from prior year's financial statements have been reclassified to conform to current year's presentation.



TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2


[3] Repurchase Agreements

Repurchase agreements included in cash equivalents as of June 30, 1995 and 1994 consisted of:

                                Cost    Fair Value
June 30, 1995:
  Repo 5.45%, 7/3/95      $   677,929   $   677,929

This security is backed by $737,040 of Federal Home Loan Mortgage Corporation Bonds maturing in November 2023 with an interest rate of 5.20%.

                                Cost    Fair Value
June 30, 1994:
  Repo 3.3%, 7/1/94       $ 1,286,647   $ 1,286,647

This security was backed by $1,379,653 of Federal Home Loan Mortgage Corporation Bonds maturing in September 2006 with an interest rate of 5.25%.

Effective July 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires certain securities to be recorded at fair value or amortized cost. In accordance with this Statement, the Company has classified its investments, classified as cash equivalents, as available-for-sale securities. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded, net of tax, in stockholders' equity. Held-to-maturity securities are carried at amortized cost. Prior to July 1, 1994, these securities were carried at the lower of cost or market. Adoption of this Statement did not materially impact the Company's financial position and had no impact on operating results. At July 1, 1994, there were no unrealized gains or losses associated with available-for-sale securities.

[4] Inventories

Inventories consist of:
                                                June 30,
                                      1 9 9 5              1 9 9 4

Finished Goods                     $ 4,418,118          $  2,783,342
Spare Parts                            593,673               626,311

 Totals                            $ 5,011,791          $  3,409,653


[5] Property, Equipment, Depreciation and Amortization

Property and equipment and accumulated depreciation as of June 30, 1995 and 1994 are as follows:

                                                June 30,
                                      1 9 9 5              1 9 9 4

Machinery and Equipment            $   515,339          $    554,011
Furniture and Fixtures                 418,082               434,777
Leasehold Improvements                 330,608               328,820

Totals                               1,264,029             1,317,608
Less:  Accumulated Depreciation
         and Amortization              734,933               688,096

 Property and Equipment - Net      $   529,096          $    629,512

Total depreciation expense amounted to $130,741, $150,275 and $135,866 for the years ended June 30, 1995, 1994 and 1993, respectively.


TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3



[6] Description of Leasing Arrangements and Related Parties

The Company leases office and warehouse space, a retail store and an automobile under various operating leases, which expire through 1996. During fiscal 1991, the Company entered into a five year lease with three five year renewal options with W. Realty, an affiliate of the Chairman of the Board and a director, for its primary office and warehouse facility. In addition, the Company leases space for its retail store from certain officers of the Company on a month-to-month basis.

Total rent expense was $244,511, $228,605 and $247,609 for the years ended June 30, 1995, 1994 and 1993, respectively.

The following is a summary of rental commitments:

1996                         $    126,020
Thereafter                          --

   Total                     $    126,020


[7] Income Taxes

The provision for income taxes is summarized as follows:

                                             Y e a r s   e n d e d
                                                 J u n e   3 0,
                                    1 9 9 5       1 9 9 4           1 9 9 3

Federal:
  Current                       $  208,050     $   155,859     $    104,259
  Deferred                        (151,900)        (21,943)         (14,280)

  Totals                            56,150         133,916           89,979
Less:  Net Operating Loss
     Carryforward Benefit          208,050        (133,916)         (89,979)

Net Federal Provision           $ (151,900)    $     --        $       --

State:
  Current                       $   61,311     $    45,841     $     30,664
  Deferred                         (44,100)         (6,454)          (4,200)

  Totals                            17,211          39,387           26,464
  Less:  Net Operating Loss
         Carryforward Benefit      (55,500)        (39,387)         (26,464)

Net State Provision             $  (38,289)    $      --       $       --

Total Provision                 $ (190,189)    $      --       $       --

Effective July 1, 1993, the Corporation adopted Financial Accounting Standards Statement No. 109, "Accounting for Income Taxes" ["SFAS 109"]. Under SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company's temporary differences include depreciation, and net operating loss carryforwards. Adoption of SFAS 109 had no material effect on the financial statements. Prior to the adoption of SFAS 109, income tax expense was reported pursuant to Statement of Financial Accounting Standards No. 96.


TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4


[7] Income Taxes [Continued]

The Corporation has a deferred tax asset of $1,436,000 based on net operating loss carryforwards of approximately $2,900,000. Realization of the tax asset is dependent upon future events effecting utilization of the net operating loss carryforwards. A valuation allowance has been provided against this deferred asset.

The net deferred tax asset in the accompanying consolidated balance sheets include the following components:

                                                    June 30,
                                            1 9 9 5          1 9 9 4

Deferred Tax Asset - Net Operating Loss  $ 1,436,000      $ 1,520,000
Valuation Allowance                       (1,172,450)      (1,520,000)

 Deferred Tax Asset                          263,550           --

Deferred Tax Liabilities - Depreciation      (67,550)          --

Net Deferred Tax Asset                   $   196,000      $    --


Unused net operating loss carryforwards at June 30, 1995 are as follows:

 Year of                    Unused Operating
Expiration                 Loss Carryforwards

2005                       $   1,100,000
2006                           1,800,000

 Total                     $   2,900,000


The following is a reconciliation of income taxes [benefit] at the U.S. statutory tax rate to the taxes actually provided:

                                             Y e a r s   e n d e d
                                                 J u n e   3 0,
                                      1 9 9 5      1 9 9 4        1 9 9 3

U.S. Statutory Rate
Applied to Pretax Income          $   235,375   $   133,915   $    89,980
State Taxes                             5,800        45,841        30,664
Amortization of Goodwill               14,236        11,560         9,330
Net Operating Loss Carryforward       (98,050)     (191,316)     (129,974)
Decrease in Valuation Allowance      (347,550)        --             --

Totals                            $  (190,189)  $     --      $      --



[8] Pension Plans

The Company maintains a defined contribution pension plan which covers substantially all of the Company's employees. The contribution amount is determined at the discretion of management. There was no expense for the plan for the years ended June 30, 1995, 1994 and 1993.

Effective January 1, 1995, the Company adopted a defined contribution [401(k)] plan covering all eligible employees. Under the terms of the Plan, participating employees deposit a percentage of their salaries in the Plan. The Company matches up to a certain percentage of the employees' contribution. Expense for the year ended June 30, 1995 was $5,285.


TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5



[9] Commitments

The Company is currently financing its inventory through floor planning arrangements with Deutsche Financial Services, whereby the suppliers' inventories and TransNet's accounts receivable have been pledged as collateral against the outstanding balances due them. The outstanding balances for the inventory and accounts receivable credit lines at June 30, 1995 were $5,516,409 and $1,800,000, respectively. The unused portion of the credit lines at June 30, 1995 was $1,983,591 and $1,200,000, respectively. Interest is applied to the average daily outstanding balance under the lines of credit at a rate of the greater of 6% or the daily prime rate per annum. The prime rate was 7.5% at June 30, 1995.

[10] Stockholders' Rights Plan

On February 6, 1990, the Board of Directors adopted a Stockholder Rights Plan, which entitles the Right holder, upon the occurrence of specified triggering events, i.e., the acquisition by a person or group of beneficial ownership of 20% or more of outstanding shares; the commencement of a tender offer for 20% or more of outstanding shares [unless an offer is made for all outstanding shares at a price deemed by the Continuing Board to be fair and in the best interest of stockholders] and the determination by the Board that a person is an "Adverse Person," as defined in the Rights Agreement [except an Acquiring Person or Adverse Person] to purchase one share of common stock at an exercise price of $7.50 per share, or in certain "take over" situations, common stock equal in value to two times the exercise price. Subsequent to a triggering event, if the Company is acquired in a merger or other business transaction in which the Company is not the surviving corporation [unless Board approved], or 50% or more of the Company's assets or earning power is sold or transferred, each holder of a Right shall have the right to receive upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right. The Rights may be redeemed by the Company for $.01 per Right at any time prior to the determination of the Board that a person is an Adverse Person or ten days following a public announcement of the acquisition of, or commencement of a tender offer for, 20% of the outstanding common stock. The Rights expire on February 6, 2000, unless earlier redeemed.

[11] Stock Options

In connection with the Company's acquisition of Round Valley Computer Center, the Company granted the three selling stockholders [two of whom are currently officers] five year options expiring in 1995 to purchase an aggregate 175,000 shares of the Company's stock at $1.00 per share. All such options were exercised during the year ended June 30, 1995.

[12] Segments of Business

The Company is engaged in one line of business - the sale and service of computers, related equipment and software.

[13] Significant Customer

During the years ended June 30, 1995, 1994 and 1993, the Company derived 34%, 17% and 11%, respectively of its revenue for each year from one major customer.


TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6



[14] New Authoritative Pronouncements

The Company adopted Statement of Financial Accounting Standards ["SFAS"] No. 109, "Accounting for Income Taxes," issued by the Financial Accounting Standards Board ["FASB"] in July 1993. Since that implementation, the FASB has issued thirteen new authoritative accounting pronouncements [SFASs] including SFAS
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity, including goodwill, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Most of these new pronouncements either do not apply to the Company, or will be implemented when the Company engages in applicable transactions. None of these potentially applicable FASB accounting pronouncements is anticipated to have a material impact on the Company's financial statements. In addition, the American Institute of Certified Public Accountants has issued Statement of Position ["SOP"] 94-6, "Disclosure of Certain Significant Risks and Uncertainties." The Company does not anticipate any substantial expansion of its note disclosures as a result of this SOP.



     INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTARY SCHEDULES


To the Stockholders and Board of Directors of TransNet Corporation
     Somerville, New Jersey



         Our report on the consolidated financial statements of TransNet Corporation and Subsidiary is included on page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule, Valuation and Qualifying Accounts.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.









                                  MORTENSON AND ASSOCIATES, P. C.
                                    Certified Public Accountants.


Cranford, New Jersey
August 8, 1995




TRANSNET CORPORATION AND SUBSIDIARY

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                  Balance at   Charged   Charged   Deductions   Balance at
                                  Beginning    Against   to Other     from        Close
                                    of Year    Income    Accounts   Reserves      of Year
For the year ended June 30, 1993:
  Deducted from Related Assets
  Allowance for Doubtful
  Accounts                        $ 124,490    $58,000    $ --     $ 35,851   [A]$146,639

For the year ended June 30, 1994:
  Deducted from Related Assets
  Allowance for Doubtful
  Accounts                        $ 146,639    $50,000    $ --     $ 55,440   [A]$141,199

For the year ended June 30, 1995:
  Deducted from Related Assets
  Allowance for Doubtful
  Accounts                        $ 141,199    $55,000    $ --     $ 20,046   [A]$176,153



[A] Uncollectible accounts written off.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements on accounting and financial disclosure between the Corporation and its independent public accountants nor any change in the Corporation's accountants during the last fiscal year.



PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Corporation are as follows:

     Name                     Age                 Position
     John J. Wilk (a)         67         Chairman of the Board and Treasurer
     Steven J. Wilk (a)       38         President and Director
     Jay A. Smolyn            39         Vice President, Operations and Director
     Mark Stanoch (b)         43         Vice President, Sales
     Annette Stanoch (b)      42         Vice President, Planning
     Vincent Cusumano (c)(e)  60         Secretary and Director
     Earle Kunzig (c)(f)      56         Director
     Raymond J. Rekuc (d)(e)  50         Director
     Susan Wilk (a)                      Director

     (a) Steven J. Wilk and Susan Wilk are respectively, the son and daughter of John J. Wilk.
     (b) Mark Stanoch and Annette Stanoch are husband and wife.
     (c) Member of the Audit Committee.
     (d) Chairman of the Audit Committee.
     (e) Member of the Compensation Committee.
     (f) Chairman of the Compensation Committee.

     The Audit Committee reviews, evaluates and advises the Board of Directors in matters relating to the Corporation's financial reporting practices, its application of accounting principles and its internal controls. In addition, the Audit Committee reviews transactions regarding management remuneration or benefits."

     The Compensation Committee reviews, evaluates and advises the Board of Directors in matters relating to the Corporation's compensation of and other employment benefits for executive officers. The Board established its Compensation Committee in December 1994. Prior to that time compensation decisions were subject to oversight by the entire Board of Directors. The items reviewed by the Compensation Committee are disclosed in Item 11, "Executive Compensation."

     The Corporation does not have an Executive Committee. The term of office of each director expires at the next annual meeting of stockholders. The term of office of each executive officer expires at the next organizational meeting of the Board of Directors following the next annual meeting of stockholders.

     The following is a brief account of the business experience of each TransNet director during the past five years.

     John J. Wilk was president, a director and chief executive officer of TransNet since its inception in 1969 until May 1986, when he was elected Chairman of the Board.

     Steven J. Wilk was elected a vice president of TransNet in October 1981 and in May, 1986 was elected President and Chief Executive Officer. He was elected a director of TransNet in April 1989.

     Jay A. Smolyn has been employed at TransNet since 1976 and in April 1985 became Vice President, Operations. He was elected a director of TransNet in January 1990.

     Vincent Cusumano, who was elected a TransNet director in April 1977, is, and for the past five years has been, president and chief executive officer of Cusumano Perma-Rail Corporation of Roselle Park, New Jersey, distributors and installers of exterior iron railings. Mr. Cusumano is not actively engaged in the business of the Corporation.

     Earle Kunzig, who was elected a TransNet director in November 1976, is Vice President of Sales and a principal of Hardware Products Sales, Inc., Wayne, New Jersey, a broker of used computer equipment and provider of computer maintenance services. Prior to that he was director of hardware operations for Computer Maintenance Corporation, a business computer servicing organization in Secaucus, New Jersey, from 1978 through July 1985. Mr. Kunzig is not actively engaged in the business of the Corporation.

     Raymond J. Rekuc, who was elected a TransNet director in August 1983, is currently the principal in Raymond J. Rekuc, Certified Public Accountant, an accounting firm located in Rivervale, New Jersey. He was a partner with Hess, Keeley & Company, Accountants and Auditors, Millburn, New Jersey from October 1980 until September 1986, when he became treasurer of Royalox International, Inc. of Asbury, New Jersey, an importer of luggage and luggage hardware. Mr. Rekuc provided financial consulting services to TransNet in 1990 through 1993. Mr. Rekuc is a member of the American Institute of Certified Public Accountants and the New Jersey Society of Certified Public Accountants, and is not actively engaged in the business of the Corporation.

     Susan Wilk joined TransNet in November 1987. Prior to that time, she was a Senior Attorney with the U. S. Securities and Exchange Commission, Washington, D.C., and then the Office of General Counsel of The Federal Home Loan Bank Board. She was elected a director of TransNet in January 1990.

     The two executive officers of the Corporation who are not directors, Mark Stanoch and Annette Stanoch, were the founders of Round Valley Computer Center, Inc. ("RVCC") in 1984. RVCC was engaged in marketing personal computers of several manufacturers including IBM, Apple and Hewlett Packard, and providing support and service from its two facilities at Branchburg and Lebanon, New Jersey, at the time of its acquisition by TransNet on March 6, 1990. At the time of the acquisition, Mark Stanoch and Annette Stanoch were respectively elected Vice President, Sales and Vice President, Planning of TransNet.

     None of the Corporation's directors are directors of any other Corporation with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of that Act.

Compliance with Section 16(a) of the Exchange Act

     Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Corporation pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, the Corporation believes that with respect to fiscal 1995, its officers, directors and beneficial owners of more than 10% of its equity timely complied with all applicable Section 16(a) filing requirements, with the exception of Mark Stanoch who did not timely file his Form 4 for June 1995.


ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation paid or accrued by the Company during the three years ended on June 30, 1995, to its Chief Executive Officer and each of its other executive officers whose total annual salary and bonus for the fiscal year ended June 30, 1995, exceeded $100,000. All of the Company's group life, health, hospitalization or medical reimbursement plans, if any, do not discriminate in scope, terms or operation, in favor of the executive officers or directors of the Company and are generally available to all full-time salaried employees.


SUMMARY COMPENSATION TABLE

                                      Annual Compensation                                Long-Term Compensation
Name and                Year Ended                              Other Annual   Options   Restricted     LTIP      All Other
Principal Position      June 30,         Salary       Bonus     Compensation     SARs   Stock Awards   Payouts(a) Compensation
Steven J. Wilk           1995           $195,000     $25,400         $0            0          0           $0           0
  President and Chief    1994           $190,000     $23,033         $0            0          0           $0           0
  Executive Officer      1993           $175,000      $8,434         $0            0          0           $0           0

Mark Stanoch             1995           $110,000      $2,533         $0            0          0         $31,200        0
  Vice President         1994           $107,500     $18,688         $0            0          0         $18,977        0
    Sales                1993           $100,000        $937         $0            0          0         $11,246        0

Annette Stanoch          1995           $110,000      $2,533         $0            0          0         $31,200        0
  Vice President         1994           $107,500     $18,688         $0            0          0         $18,977        0
    Planning             1993           $100,000        $937         $0            0          0         $11,246        0

Jay Smolyn (b)           1995           $110,000     $15,200         $0            0          0           $0           0
  Vice President         1994           $105,000     $18,688         $0            0          0           $0           0
    Operations



     (a) On March 6, 1990, in connection with its acquisition of all of the issued and outstanding capital stock of Round Valley Computer Center, Inc. ("RVCC") from RVCC's sole stockholders, Mark Stanoch, Annette Stanoch and a third individual, the Corporation agreed pursuant to the Acquisition Agreement to pay the three RVCC stockholders a percentage of TransNet's consolidated pre-tax profits (including RVCC's) varying from 10% to 12% in the aggregate with respect to each fiscal year from 1990 through 1995.
     (b) For the fiscal year 1993, Mr. Smolyn's compensation was less than $100,000.


Employment Agreements with Executive Officers

     TransNet had employment contracts in effect with Steven J. Wilk and Jay A. Smolyn which expired on June 30, 1995. Pursuant to the employment contracts, Steven J. Wilk's annual salary was "at least" $100,000 and Jay A. Smolyn's salary was "at least" $70,000 or, in each case, such greater amount as may be approved from time to time by the Board of Directors. The contracts also provided for additional incentive bonuses to be paid with respect to each of the Corporation's fiscal years based upon varying percentages of the Corporation's consolidated pre-tax income exclusive of extraordinary items (3% of the first $500,000, 4% of the next $500,000, 5% of the next $4,000,000 and 6% of amounts in excess of $5,000,000 for Steven J. Wilk and 2% for Jay A. Smolyn). Both employment contracts provided for a continuation of salary payments in the event of illness or injury (full amount for 6 months and 50% of the full amount for the remainder of the term for Steven J. Wilk; and 50% of the full amount for 6 months for Jay A. Smolyn). In addition, the two employment contracts contained provisions providing in the event of a hostile change of control of the Corporation and a resultant termination of the employee's employment prior to expiration of the employment agreement, the employee would receive a lump sum payment equal to 80% of the greater of his then current annual salary or his previous calendar year's gross wages including the additional incentive compensation multiplied by the lesser of five or the number of years remaining in the agreement, in the case of Steven J. Wilk and by two or the number of years remaining in the agreement, whichever is less in the case of Jay A. Smolyn. Steven J. Wilk's employment agreement also provided for a similar lump sum payment in the event the Corporation terminated his employment for any cause (other than the commission of criminal acts) except that in such event, the 80% amount would be multiplied by the lesser of three or the number of years through the termination date of the employment agreement.

     At the March 6, 1990, closing of its acquisition of RVCC, TransNet entered into employment contracts effective through June 30, 1995, employing Mark Stanoch and Annette Stanoch as Vice President, Sales and Vice President, Planning, respectively, at annual salaries of "at least" $100,000 each, together with a percentage share of up to 1/3 of 2% of consolidated profits for each individual. A third former RVCC stockholder was entitled to a similar percentage share of consolidated profits. Each of these contracts provided for a lump sum payment to the employee if his or her employment was terminated due to a hostile takeover.

Management anticipates renewing the agreements between the above-named officers and the Corporation in the near future.


Director's Compensation

     During fiscal 1994, the Company paid $5,000 in directors' fees to each of its three outside directors.


Stock Options

     No options to acquire TransNet Corporation stock were held by the Corporation's executive officers at June 30, 1995.


                     1995 Fiscal Year-End Options Values

                             Option Exercises
                         during 1995 Fiscal Year


                  Shares Acquired                   Number of Unexercised        Value of Unexercised
                 Upon Exercise In      Value          Options Held at            In-the Money Options
Officer            Fiscal 1995       Realized(1)       June 30, 1995             at June 30, 1995
Mark Stanoch          70,000          $43,750               - 0 -                   - 0 -
Annette Stanoch       70,000          $43,750               - 0 -                   - 0 -


     (1) Based upon the difference between the closing sale price for the Common Stock on NASDAQ on February 24, 1995, the date of exercise and the option exercise prices.




ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth, as of September 29, 1995 , the number of shares of TransNet's common stock owned beneficially to the knowledge of the Corporation, by each beneficial owner of more than 5% of such common stock, by each director owning shares and by all officers and directors of the Corporation as a group.



Name of Beneficial            Amount of Shares              Percent of
Owner                         Beneficially Owned            Class

Directors

Steven J. Wilk (a)               393,500 shs                   8%
John J. Wilk (a)                 241,550 shs                   5%
Jay A. Smolyn (a)                 85,000 shs                   2%
Susan Wilk (a)                    85,500 shs                   2%
Vincent Cusumano (a)              15,000 shs                  ----
Earle Kunzig (a)                   5,000 shs                  ----
Raymond J. Rekuc (a)                   0 shs                  ----


All officers and directors     1,071,500 shs (b)              21%
as a group (nine persons)

     (a) The address of all directors is 45 Columbia Road, Branchburg, New Jersey 08876.

     John J. Wilk and Steven J. Wilk, chairman of the board of directors and president of the Corporation as well as beneficial owners of 5% and 8% respectively, of TransNet's common stock may be deemed to be a "parent" of the Corporation within the meaning of the Securities Act of 1933.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Item 2 herein as to the leasing by the Corporation of its principal facility in Branchburg, New Jersey from a partnership consisting of its Chairman of the Board and an outside Director and its leasing of the premises utilized by its Lebanon, New Jersey computer store from two of its officers.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1.  Financial Statements

              Independent Auditor's Report.

              Consolidated Balance Sheets as of June 30, 1994 and June 30, 1993.

              Consolidated Statements of Operations for the Years Ended June 30, 1994, 1993 and 1992.

              Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1994, 1993 and 1992.

              Consolidated Statements of Cash Flows for the Years Ended June 30, 1994, 1993 and 1992.

              Notes to Consolidated Financial Statements
                2.  Supplementary Schedules

     (b)  Reports on Form 8-K
          The Corporation did not file any reports on Form 8-K with respect to or during the quarter ended June 30, 1992.

     (c)  Exhibits                           Incorporated by Reference to

     3.1(a ) Certificate of Incorporation,    Exhibit 3(A) to Registration
     as amended                               Statement on Form S-1 (File No. 2-
                                              42279)

     3.1(b) October 3, 1977 Amendment         Exhibit 3(A) to Registration
     to Certificate of Incorporation          Statement on Form S-1 (File No. 2-
                                              42279)
     3.1 (c) March 17, 1993 Amendment
     to Certificate of Incorporation

     3.2(a) Amended By-Laws                   Exhibit 3 to Annual Report on Form
                                              10-K for year ended June 30, 1987

     3.2(b) Article VII, Section 7 of the     Exhibit to Current Report on
     By-Laws, as amended                      Form 8-K for January 25, 1990


     Exhibits                                Incorporated by Reference to

     4.1 Specimen Common Stock               Exhibit 4(A) to Registration
                                             Statement Certificate on Form S-1
                                             (File No. 2-42279)

     10.1  March 1, 1991 lease agreement     Exhibit 10.1 to Annual Report on
           between W. Realty and the         Form 10-K for year ended June 30,
           Corporation for premises at       1991
           45 Columbia Road, Somerville
           (Branchburg), New Jersey

     10.2  Employment Agreements effective   Exhibits 10.1 to Annual Report on
           February 24, 1987 with Steven J.  Form 10-K for year ended June 30,
           Wilk and Jay Smolyn (extended     1987
           to June 30, 1995)


     10.3  Cancellation and Consulting       Exhibit 10.1 to Annual Report on
           Agreement effective June 30,      Form 10-K for year ended June 30,
           1989 with John J. Wilk            1989
           (extended to June 30, 1995)

     10.4  Form of Rights Agreement dated    Exhibit to Current Report on Form
           as of February 6, 1990 between    8-K for January 25, 1990
           TransNet and The Trust Company
           of New Jersey, as Rights Agent

     10.5  Acquisition Agreement dated       Exhibit to Current Report on Form
           March 6, 1990 between             8-K for March 6, 1990
           TransNet and Selling
           Stockholders of Round Valley
           Computer Center, Inc.

     10.6  Stock Subscription Agreements     Exhibit 10.2 to Annual Report on
           as of April 29, 1987 with         Form 10-K for year ended June 30,
           Steven J. Wilk and Jay A. Smolyn  1987

     10.7  December 18, 1990 amendment to    Exhibit 10.7 to Annual Report on
           Stock Subscription Agreements     Form 10-K for year ended June 30,
           of Steven J. Wilk and Jay A.      1991
           Smolyn

     (22) Subsidiaries - The following table indicates the sole wholly-owned active subsidiary of TransNet Corporation and its state of incorporation.

     Name                                       State of Incorporation

     Century American Corporation               Delaware


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                            TransNet Corporation

Date: 10/12/95                         By /s/ Steven J. Wilk
                                       Steven J. Wilk
                                       Chief Executive Officer



Date: 10/12/95                         By /s/ John J. Wilk
                                       John J. Wilk
                                       Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By /s/ Steven J. Wilk               Date: 10/12/95
   Steven J. Wilk, Director

By /s/ John J. Wilk                 Date: 10/12/95
   John J. Wilk, Director

By /s/ Jay A. Smolyn                Date: 10/12/95
   Jay A. Smolyn, Director

By /s/ Raymond J. Rekuc             Date: 10/12/95
   Raymond J. Rekuc, Director

By /s/ Susan M. Wilk                Date: 10/12/95
   Susan M. Wilk, Director