Form 10-Q
period 1995-09-30
TRANSNET CORP
filed 1995-11-14
CIK 99313

Form 10-Q

              SECURITIES AND EXCHANGE COMMISSION

                   Washington, D. C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                              OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to _________________

For Quarter Ended September 30, 1995


                     TRANSNET CORPORATION
    (Exact name of registrant as specified in its charter)


DELAWARE_________________          ______________22-1892295_________
(State or other jurisdiction of     (I.R.S. Employer Identification Number)
incorporation or organization)

45 Columbia Road, Somerville, New Jersey       08876-3576
(Address of principal executive offices)       (Zip Code)

Registrant's Telephone Number, Including Area Code:    908-253-0500

________________________________________________________________
Former name, former address and former fiscal year, if changed since last Report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes __X__            No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 9, 1995: 5,216,804.



                     TRANSNET CORPORATION
                          FORM 10-Q

                      TABLE OF CONTENTS





                                                           Page No.


PART I.  FINANCIAL INFORMATION

     Consolidated Balance Sheets
          September 30, 1994 and June 30, 1995                     1


     Consolidated Statements of Operations
          Three Months Ended September 30, 1995 and 1994           2


     Consolidated Statements of Cash Flows
          Three Months Ended September 30, 1995 and 1994       3 - 4


     Notes to Consolidated Financial Statements                5 - 6


     Management's Discussion and Analysis                          7



PART II.  OTHER INFORMATION                                        9







            TRANSNET CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                         (UNAUDITED)
                            ASSETS

                                           September 30,       June 30,
                                             1 9 9 5           1 9 9 5
CURRENT ASSETS:
  Cash and Cash Equivalents         $         1,267,532     $  1,549,206
  Accounts Receivable - Net                   7,973,773       10,201,044
  Inventories                                 3,718,179        5,011,791
  Other Current Assets                          825,299          413,053

  TOTAL CURRENT ASSETS              $        13,784,783     $ 17,175,094

PROPERTY AND EQUIPMENT - NET        $           495,940     $    529,096

OTHER ASSETS:
  Deposits and Other Assets         $         1,581,590     $  1,582,522

  TOTAL ASSETS                      $        15,862,313     $ 19,286,712



             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                  $         5,139,007     $  8,331,318
  Accrued Expenses                              412,175          647,843
  Deferred Income                               227,520          328,100
  Other Current Liabilities                     181,783          313,739

  TOTAL CURRENT LIABILITIES         $         5,960,485     $  9,621,000

STOCKHOLDERS' EQUITY:
  Capital Stock - Common $.01
  Par Value, Authorized 15,000,000
  Shares; Issued 7,294,524 Shares
  (of which 2,252,720 are
   in Treasury)                     $            74,695     $     74,695

  Paid-In Capital                            10,686,745       10,686,745
  Retained Earnings                           5,358,031        5,121,915

  Totals                            $        16,119,471     $ 15,883,355
  Less:  Treasury Stock - At Cost            (6,217,643)      (6,217,643)

  TOTAL STOCKHOLDERS' EQUITY        $         9,901,828     $  9,665,712


TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                            $        15,862,313     $ 19,286,712


See Notes to Consolidated Financial Statements.




             TRANSNET CORPORATION AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF OPERATIONS

                         (UNAUDITED)


                                            THREE MONTHS ENDED SEPTEMBER 30,
                                               1 9 9 5        1 9 9 4


REVENUE                              $        15,729,967     $ 11,116,234

COST OF REVENUE                               14,013,222        9,737,077

  GROSS PROFIT                       $         1,716,745     $  1,379,157


EXPENSES
Selling, General and
  Administrative Expenses            $         1,425,518     $  1,234,360
Bad Debt Expense                                  12,000           10,000

                                     $         1,437,518     $  1,244,360


OPERATING INCOME                     $           279,227     $    134,797

OTHER INCOME (EXPENSE)
  Interest Income                    $            17,926     $     10,917
  Interest Expense                               (61,037)         (12,662)

  TOTAL OTHER INCOME (EXPENSE) - NET $           (43,111)    $     (1,745)

INCOME BEFORE PROVISION
  FOR INCOME TAXES                   $           236,116     $    133,052

PROVISION FOR INCOME TAX                               0                0


NET  INCOME                          $           236,116     $    133,052

INCOME PER COMMON SHARE              $              0.05     $       0.03



See Notes to Consolidated Financial Statements.





             TRANSNET CORPORATION AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (UNAUDITED)


                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                 1 9 9 5           1 9 9 4


OPERATING ACTIVITIES:
   Net Income                              $       236,116     $    133,052
   Adjustments to Reconcile Net Income
        to Net Cash:
   Depreciation and Amortization           $        36,756     $     47,736

Changes in Assets and Liabilities:
   (Increase) Decrease in:
   Accounts Receivable                           2,227,271       (1,468,418)
   Inventory                                     1,293,612         (543,293)
   Other Current Assets                           (412,246)        (328,293)
   Other Assets                                     (2,668)          (3,748)

Increase (Decrease) in:
   Accounts Payable and Accrued
     Expenses                                   (3,427,979)       1,187,563
   Deferred Income                                (100,580)        (209,497)
   Other Current Liabilities                      (131,956)         (17,133)

Total Adjustments                          $      (517,790)    $ (1,335,083)

NET CASH - OPERATING ACTIVITIES - FORWARD  $      (517,790)    $ (1,202,031)


INVESTING ACTIVITIES:
   Capital Expenditures                    $          ---      $       (875)

NET CASH - INVESTING ACTIVITIES - FORWARD  $          ---      $       (875)



See Notes to Consolidated Financial Statements.




             TRANSNET CORPORATION AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (UNAUDITED)



                                       THREE MONTHS ENDED SEPTEMBER 30,
                                              1 9 9 5      1 9 9 4

NET CASH - OPERATING ACTIVITIES -
   Forwarded                            $   (281,674)    $ (1,202,031)


NET CASH - INVESTING ACTIVITIES -
   Forwarded                            $      ---       $       (875)


NET CASH - FINANCING ACTIVITIES         $      ---       $       ---


NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                     $   (281,674)    $ (1,202,906)


CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIODS                 $  1,549,206     $  2,015,355


CASH AND CASH EQUIVALENTS AT
   END OF PERIODS                       $  1,267,532     $    812,449



See Notes to Consolidated Financial Statements.



             TRANSNET CORPORATION AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Information as of September 30, 1995 and 1994 is unaudited)


(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary: Century American Corporation. Intercompany transactions and accounts have been eliminated in consolidation. During the prior year the Corporation liquidated four inactive subsidiaries whose activities were previously merged with the Corporation.

Inventory: Inventory consists of finished goods. The Corporation's inventory is valued at the lower of cost (determined on the average cost basis) or market.

Cash and Cash Equivalents: For the purposes of the statement of cash flows, the Corporation considers highly liquid debt instruments, purchased with a maturity of three months or less, to be cash equivalents.

Earnings Per Share: Earnings per common share are based on 5,216,804 and 5,041,804 weighted shares outstanding for the periods ended September 30, 1995 and 1994, respectively.


(2.)  INCOME TAXES

Effective July 1, 1993, the Corporation adopted Financial Accounting Standards Statement No. 109, Accounting for Income Taxes ("FAS 109"). Under FAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Adoption of FAS 109 had no material effect on the Financial Statements. Prior to the adoption of FAS 109, income tax expense was reported pursuant to Financial Accounting Standards Statement No. 96.

The Corporation has a deferred tax asset of $1,436,000 based on net operating loss carryforwards of approximately $2,900,000. A valuation allowance of $1,172,450 has been provided against this deferred asset. Realization of the tax asset is dependent upon future events effecting utilization of the net operating loss carryforwards ("NOL's"). NOL's expire in the years 2005 and 2006.

Current tax expense of $94,400 has been offset by the net operating loss carryforward benefit of $94,400.


(3.)  RECLASSIFICATION

Certain items from prior year's Balance Sheet and Statement of Operations have been reclassified to conform to the current year's presentation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting only of normal recurring adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented.

These statements should be read in conjunction with the summary of significant accounting policies and notes contained in the Corporation's annual report on Form 10-K for the year ended June 30, 1995.




           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

Revenues for the three months ended September 30, 1995 were $15,729,967 as compared with $11,116,234 for the quarter ended September 30, 1994. For the quarter ended September 30, 1995 the Corporation reported net income of $236,116 as compared with net income of $133,052 for the corresponding period in 1994. The increase in revenues is due to increases in hardware sales as well as increased demand for the Corporation's technical services (hardware service contracts, technical support contracts and training).

Earnings for the quarter ended September 30, 1995 are attributable to increased revenues, management's concentration on sales of network and system integration products which yield higher profit margins, the Corporation's technical service and support programs, and continued adherence to cost control measures. Service related revenues, though not a material source of the Corporation's revenues, are significant in their contributions to earnings because these operations yield a higher profit margin than equipment sales. The Corporation anticipates that the technical service segments of its operations will continue to expand in the future. For the quarter ended September 30, 1995, the increase in revenues from the provision of service, support, outsourcing and network integration is largely the result of the Corporation entering into service contracts with a number of large corporate customers. Most of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

With respect to hardware sales, the computer industry has experienced a trend of decreasing prices of computers and related equipment. Management believes that this trend will continue. Industrywide, the result of price erosion has been lower profit margins on sales, which require businesses to sell a greater volume of equipment to maintain past earning levels. To counter these factors and to maximize the Corporation's profit margin, management has modified its marketing strategy and has enforced expense controls. Management's current marketing strategy is designed to increase sales of lower revenue/higher profit margin products related to service and support operations. Management's efforts include targeting commercial customers who provide marketplaces for a wide range of products and services at one time, a cost-effective approach to sales. Management believes it maximizes profits through concentration on sales of value-added applications; promotion of the Corporation's service and support operations; and strict adherence to cost-cutting controls. Management emphasizes the promotion of its technical service, support, outsourcing and network integration capabilities, and continues the aggressive pursuit of an increased volume of equipment sales and promotion of its training services.

Interest income for the quarter increased as compared to the corresponding period in the prior year because of the increase in the amount of funds invested and higher yields. Interest expense increased in the quarter ended September 30, 1995 compared to the same period in 1994 as a result of financing costs associated with increased inventory and sales volume.

Selling, general and administrative expenses decreased as a percentage of revenues for the quarter from approximately 11% in 1994 to approximately 9% of revenues for the 1995 quarter, due to management's strict adherence to cost-control measures.



Liquidity and Capital Resources

There are no material commitments of the Corporation's capital resources.

The Corporation currently finances the purchases of portions of its inventory through floor-planning arrangements under which such inventory secures the
amount outstanding.    Inventory decreased in the quarter ended September 30,
1995 as compared to the corresponding period in 1994. Management shall continue its efforts to increase turnover and to provide the Corporation with protection against inventory obsolescence resulting from the rapid technological advances of the computer industry.

Accounts receivable and payable, and inventories decreased, and cash levels correspondingly increased, for the period ended September 30, 1995 compared with the same quarter in 1994 as a result of the purchase and payment cycle during the quarter.

For the fiscal quarter ended September 30, 1995, as in the fiscal quarter ended September 30, 1994, the internal resources of the Corporation were sufficient to enable the Corporation to meet its obligations.


PART  II.

                      OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

          A.  Exhibits - None required to be filed for Part II of this report.

          B. Reports on Form 8-K - None filed during the quarter for which this report is submitted.



                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                TRANSNET CORPORATION
                                (Registrant)




                                /s/ Steven J. Wilk
                                Steven J. Wilk, President



                                /s/ John J. Wilk
                                John J. Wilk,
                                Principal Financial and Accounting Officer
                                and Chairman of the Board of Directors




DATE:  November  11 , 1994