Form 10-Q
period 1995-12-31
TRANSNET CORP
filed 1996-02-12
CIK 99313

Form 10-Q

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D. C. 20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

                             OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to _________________

For Quarter Ended December 31, 1995


                    TRANSNET CORPORATION
   (Exact name of registrant as specified in its charter)


        DELAWARE________________   ______________22-1892295_________
(State or other jurisdiction of     (I.R.S. EmployerIdentification Number)
incorporation or organization)

45 Columbia Road, Somerville, New Jersey  _08876-3576_
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

   Yes __X__            No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 9, 1996:
5,216,804.


                    TRANSNET CORPORATION
                          FORM 10-Q

                      TABLE OF CONTENTS




Page No.


PART I.  FINANCIAL INFORMATION

     Consolidated Balance Sheets
          December 31, 1995 and June 30, 1995            1


     Consolidated Statements of Operations
          Three Months Ended December 31, 1995 and 1994  2
          Six Months Ended December 31, 1995 and 1994    3


     Consolidated Statements of Cash Flows
          Six Months Ended December 31, 1995 and 19944 - 5


     Notes to Consolidated Financial Statements      6 - 7


     Management's Discussion and Analysis            8 - 9



PART II.  OTHER INFORMATION                             10












            TRANSNET CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                         (UNAUDITED)
                           ASSETS

                                     December 31,       June 30,
                                       1 9 9 5          1 9 9 5
CURRENT ASSETS:
  Cash and Cash Equivalents         $ 1,807,688    $  1,549,206
  Accounts Receivable - Net          11,444,799      10,201,044
  Inventories                         3,827,404       5,011,791
  Other Current Assets                  422,754         413,053

  TOTAL CURRENT ASSETS              $17,502,645     $17,175,094

PROPERTY AND EQUIPMENT - NET        $   462,784     $   529,096

OTHER ASSETS:
  Deposits and Other Assets         $ 1,576,491     $ 1,582,522

  TOTAL ASSETS                      $19,541,920     $19,286,712


            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                  $ 8,331,784      $8,331,318
  Accrued Expenses                      633,284         647,843
  Deferred Income                       126,483         328,100
  Other Current Liabilities             258,560         313,739

  TOTAL CURRENT LIABILITIES         $ 9,350,111      $9,621,000

STOCKHOLDERS' EQUITY:
  Capital Stock - Common $.01 Par Value,
  Authorized 15,000,000 Shares;
  Issued 7,294,524 Shares
  (of which 2,252,720 are           $    74,695       $  74,695
   in Treasury)

  Paid-In Capital                    10,686,745      10,686,745
  Retained Earnings                   5,648,012       5,121,915

  Totals                            $16,409,452      $15,883,355
  Less:  Treasury Stock - At Cost    (6,217,643)      (6,217,643)

  TOTAL STOCKHOLDERS' EQUITY        $10,191,809      $ 9,665,712
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                            $19,541,920      $19,286,712


See Notes to Consolidated Financial Statements.


            TRANSNET CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF OPERATIONS

                         (UNAUDITED)


                                  THREE MONTHS ENDED DECEMBER 31,
                                         1 9 9 5        1 9 9 4


REVENUE                              $17,454,435     $12,713,971

COST OF REVENUE                       15,582,064      11,093,183

  GROSS PROFIT                       $ 1,872,371      $1,620,788


EXPENSES
Selling, General and
  Administrative Expenses            $ 1,533,151     $1,408,903
Bad Debt Expense                          12,000         15,000

                                     $ 1,545,151     $1,423,903


OPERATING INCOME                     $   327,220     $  196,885

OTHER INCOME (EXPENSE)
  Interest Income                    $    13,657     $    8,693
  Interest Expense                       (50,896)       (22,032)

  TOTAL OTHER INCOME (EXPENSE) - NET $   (37,239)    $  (13,339)

INCOME BEFORE PROVISION
  FOR INCOME TAXES                   $   289,981     $  183,546

PROVISION FOR INCOME TAX                       0              0


NET  INCOME                          $   289,981     $  183,546

INCOME PER COMMON SHARE              $      0.06     $     0.04



See Notes to Consolidated Financial Statements.






             TRANSNET CORPORATION AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF OPERATIONS

                         (UNAUDITED)


                                    SIX MONTHS ENDED DECEMBER 31,
                                         1 9 9 5        1 9 9 4


REVENUE                         $     33,184,402   $ 23,830,205

COST OF REVENUE                       29,595,286     20,830,260

  GROSS PROFIT                  $      3,589,116   $  2,999,945

EXPENSES
Selling, General and
  Administrative Expenses       $      2,958,669   $  2,643,263
Bad Debt Expense                          24,000         25,000

                                $      2,982,669   $  2,668,263


OPERATING INCOME                $        606,447   $    331,682

OTHER INCOME (EXPENSE)
  Interest Income               $         31,583   $     19,610
  Interest Expense                      (111,933)       (34,694)

  TOTAL OTHER INCOME (EXPENSE)  $        (80,350)    $  (15,084)
  -NET

INCOME BEFORE PROVISION
  FOR INCOME TAXES              $        526,097     $  316,598

PROVISION FOR INCOME TAX                       0              0


NET  INCOME                     $        526,097     $  316,598

INCOME PER COMMON SHARE         $           0.10     $     0.06



See Notes to Consolidated Financial Statements.








             TRANSNET CORPORATION AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (UNAUDITED)


                                   SIX MONTHS ENDED DECEMBER 31,
                                         1 9 9 5        1 9 9 4


OPERATING ACTIVITIES:
   Net Income                        $   526,097    $   316,598
   Adjustments to Reconcile Net
        Income to Net Cash:
   Depreciation and Amortization     $    73,512    $    95,472

Changes in Assets and Liabilities:
   (Increase) Decrease in:
   Accounts Receivable                (1,243,755)    (1,192,564)
   Inventory                           1,184,387       (505,655)
   Other Current Assets                   (9,701)      (219,735)
   Other Assets                           (1,169)        (1,758)

Increase (Decrease) in:
   Accounts Payable and Accrued
   Expenses                                  466      1,344,139
   Deferred Income                      (201,617)      (311,485)
   Other Current Liabilities             (69,738)       (55,167)

Total Adjustments                    $  (267,615)    $ (846,753)

NET CASH - OPERATING ACTIVITIES -    $   258,482     $ (530,155)
FORWARD


INVESTING ACTIVITIES:
   Capital Expenditures              $       ---     $   (1,787)

NET CASH - INVESTING ACTIVITIES -    $       ---     $   (1,787)
FORWARD


See Notes to Consolidated Financial Statements.






             TRANSNET CORPORATION AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (UNAUDITED)



                                    SIX MONTHS ENDED DECEMBER 31,
                                         1 9 9 5      1 9 9 4

NET CASH - OPERATING ACTIVITIES -
   Forwarded                            $258,482     $(530,155)


NET CASH - INVESTING ACTIVITIES -
   Forwarded                            $    ---     $  (1,787)


NET CASH - FINANCING ACTIVITIES              ---            ---



NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                     $258,482     $(531,942)


CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIODS                 $1,549,206   $2,105,355


CASH AND CASH EQUIVALENTS AT
   END OF PERIODS                       $1,807,688   $1,483,413




See Notes to Consolidated Financial Statements.

             TRANSNET CORPORATION AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Information as of December 31, 1995 and 1994 is unaudited)


(1.)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Consolidation: The consolidated financial statements include the accounts of the Corporation and its wholly-
   owned subsidiary: Century American Corporation. Intercompany transactions and accounts have been eliminated in consolidation. During the prior year the Corporation liquidated four inactive subsidiaries whose activities were previously merged with the Corporation.

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

   Earnings  Per Share:  Earnings per common share  are  based on  5,216,804 and 5,041,804 weighted shares outstanding for
   the   periods   ended   December   31,   1995   and   1994,
   respectively.


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

   The Corporation has a deferred tax asset of $1,226,000 based on net operating loss carryforwards of approximately $2,400,000. A valuation allowance of $962,450 has been provided against this deferred asset. Realization of the tax asset is dependent upon future events effecting utilization of the net operating loss carryforwards ("NOL's"). NOL's expire in the years 2005 and 2006.

   Current tax expense of $210,000 has been offset by the net operating loss carryforward benefit of $210,000 for the six months ended December 31, 1995. Tax expense and carryforward benefit amounted to $115,600 for the three month period ended December 31, 1995.


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









           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
Revenues for the three months ended December 31, 1995 were $17,454,435 as compared with $12,713,971 for the quarter ended December 31, 1994. For the quarter ended December 31, 1995 the Corporation reported net income of $289,981 as compared with net income of $183,546 for the similar period in 1994. For the six months ended December 31, 1995, revenues were $33,184,402, as compared to $23,830,205 reported for the similar period in 1994, with earnings of $526,097 for the period ended December 31, 1995, compared with net earnings of $316,598 for the same period in 1994. The increase in revenues is due to increases in hardware sales as well as increased demand for the Corporation's technical services (hardware service contracts, technical support contracts and training).

Earnings for the quarter ended December 31, 1995 are attributable to increased revenues, management's concentration on sales of network and system integration products which yield higher profit margins, the Corporation's technical service and support programs, and continued adherence to cost control measures. Service related revenues, though not a material source of the Corporation's revenues, are significant in their contributions to earnings because these operations yield a higher profit margin than equipment sales. The Corporation anticipates that the technical service segments of its operations will continue to expand in the future. For the quarter ended December 31, 1995, the increase in revenues from the provision of service, support, outsourcing and network integration is largely the result of the Corporation entering into service contracts with a number of large corporate customers. Most of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

To maximize the Corporation's profit margin management has modified its marketing strategy and has enforced expense controls. Management's current marketing strategy is designed to increase sales of lower revenue/higher profit margin products related to service and support operations. Management's efforts include targeting commercial customers who provide marketplaces for a wide range of products and services at one time, a cost-effective approach to sales. Management believes it maximizes profits through concentration on sales of value-added applications; promotion of the Corporation's service and support operations; and strict adherence to cost-cutting controls. Management emphasizes the promotion of its technical service, support, outsourcing and network integration capabilities, and continues the aggressive pursuit of an increased volume of equipment sales and promotion of its training services.

Interest income for the quarter increased as compared to the corresponding period in the prior year because of the increase in the amount of funds invested and higher yields. Interest expense increased in the quarter and six-month period ended December 31, 1995 compared to the same periods in 1994 as a result of financing costs associated with increased sales volume and related inventory and accounts receivable.













Selling, general and administrative expenses decreased as a percentage of revenues for both the quarter and six-month period from approximately 11% in 1994 to approximately 9% of revenues for the 1995 periods, due to management's strict adherence to cost-control measures.

Liquidity and Capital Resources

There are no material commitments of the Corporation's capital resources.

The Corporation currently finances the a portion of its accounts receivable and finances purchases of portions of its inventory through floor-planning arrangements under which such inventory secures the amount outstanding. Inventory decreased in the quarter ended December 31, 1995 as compared to the corresponding period in 1994 in response to increased inventory turns related to the higher volume of sales. Management shall continue its efforts to increase turnover and to provide the Corporation with protection against inventory obsolescence resulting from the rapid technological advances of the computer industry.

Accounts receivable and payable increased for the quarter and six-month period ended December 31, 1995 compared with the same periods in 1994 as a direct result of an increase in equipment sales. Cash levels increased in the six months ended December 31, 1995 as compared to a decrease in cash levels during the corresponding period in 1994. The increase is due to availability of funds resulting from customer payment of accounts receivable.

For the fiscal quarter and six months ended December 31, 1995, as in the periods ended December 31, 1994 the internal resources of the Corporation were sufficient to enable the Corporation to meet its obligations.





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




                                TRANSNET CORPORATION
                                (Registrant)




                                /s/ Steven J. Wilk
                                Steven J. Wilk, President



                                /s/ John J. Wilk

                                John J. Wilk,
                                Principal Financial and Accounting Officer and Chairman of the Board of Directors





DATE:  February  8, 1996