Form 10-Q
period 1996-03-31
TRANSNET CORP
filed 1996-05-14
CIK 99313

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to _________________

For Quarter Ended March 31, 1996


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

- ----------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last Report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes __X__            No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of
April 26, 1996:  5,216,804.


TRANSNET CORPORATION
FORM 10-Q

TABLE OF CONTENTS





         Page No.


PART I.  FINANCIAL INFORMATION

         Consolidated Balance Sheets
         March 31, 1996 and June 30, 1995                              1

         Consolidated Statements of Operations
         Three Months Ended March 31, 1996 and 1995                    2
         Nine Months Ended March 31, 1996 and 1995                     3


         Consolidated Statements of Cash Flows
         Nine Months Ended March 31, 1996 and 1995                     4


         Notes to Consolidated Financial Statements                    6


         Management's Discussion and Analysis                          8



PART II.  OTHER INFORMATION                                           10
i.

TRANSNET CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
ASSETS

                                               March 31,         June 30,
                                               1 9 9 6           1 9 9 5
CURRENT ASSETS:
         Cash and Cash Equivalents       $      1,737,772         $1,549,206
         Accounts Receivable - Net              7,885,000         10,201,044
         Inventories                            3,267,054          5,011,791
         Other Current Assets                     896,833            413,053

         TOTAL CURRENT ASSETS                  13,786,660      $  17,175,094

PROPERTY AND EQUIPMENT - NET            $         420,732      $     529,096

OTHER ASSETS:
         Deposits and Other Assets $            1,753,295       $  1,582,522

         TOTAL ASSETS                  $       15,960,686       $  19,286,712


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts Payable           $       4,424,143         $        8,331,318
         Accrued Expenses                     466,642                    647,843
         Deferred Income                      403,742                    328,100
         Other Current Liabilities            270,935                    313,739

         TOTAL CURRENT LIABILITIES  $        5,565,462         $       9,621,000

STOCKHOLDERS' EQUITY:
         Capital Stock - Common $.01 Par Value,
         Authorized 15,000,000 Shares;
         Issued 7,469,524 Shares
         (of which 2,252,720 are in Treasury)$  74,695            $       74,695

         Paid-In Capital                       10,686,745             10,686,745


         Retained Earnings                  $    5,851,427         $   5,121,915

         Totals                                 16,612,867            15,883,355
         Less:  Treasury Stock - At Cost        (6,217,643)          (6,217,643)

         TOTAL STOCKHOLDERS' EQUITY         $   10,395,224         $   9,665,712
TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                             $   15,960,686            19,286,712


See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)


              THREE MONTHS ENDED MARCH 31,
                                            1 9 9 6                   1 9 9 5


REVENUE                           $        16,000,510       $         14,661,200

COST OF REVENUE                            14,212,711                 13,045,677

         GROSS PROFIT               $       1,787,799         $        1,615,523


EXPENSES
Selling, General and
         Administrative Expenses   $        1,541,929         $        1,402,306
Bad Debt Expense                               12,000                     15,000

                                    $        1,553,929        $        1,417,306


OPERATING INCOME                     $        233,870           $        198,217

OTHER INCOME (EXPENSE)
         Interest Income              $        16,507            $        13,929
         Interest Expense                    (46,962)                   (28,110)



         TOTAL OTHER INCOME (EXPENSE) - NET $ (30,455)            $     (14,181)

INCOME BEFORE PROVISION
         FOR INCOME TAXES            $        203,415           $        184,036

PROVISION FOR INCOME TAX                             0                 0


NET INCOME                            $        203,415          $        184,036

EARNINGS PER COMMON SHARE                 $        0.04            $        0.04



See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)


                  NINE MONTHS ENDED MARCH 31,
                                           1 9 9 6                    1 9 9 5


REVENUE                           $        49,184,912       $        38,491,405

COST OF REVENUE                            43,807,997                33,875,937

         GROSS PROFIT              $       5,376,915         $        4,615,468


EXPENSES
Selling, General and
         Administrative Expenses   $        4,500,598         $        4,045,570
Bad Debt Expense                               36,000                     40,000

                                   $        4,536,598        $         4,085,570


OPERATING INCOME                    $       840,317           $        529,898

OTHER INCOME (EXPENSE)
         Interest Income            $       48,090            $        33,538
         Interest Expense                 (158,895)                   (62,803)

  TOTAL OTHER INCOME (EXPENSE) - NET $    (110,805)         $          (29,265)

INCOME BEFORE PROVISION
         FOR INCOME TAXES           $        729,512           $        500,633

PROVISION FOR INCOME TAX                             0                 0


NET INCOME                          $        729,512          $        500,633

EARNINGS PER COMMON SHARE              $        0.14             $        0.10



See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)


                  NINE MONTHS ENDED MARCH 31,
                                              1 9 9 6                  1 9 9 5


OPERATING ACTIVITIES:
         Net Income                  $        729,512          $        500,633
         Adjustments to Reconcile Net Income
              to Net Cash:
         Depreciation and Amortization         134,268                   143,207
         Loss on Disposition of Equipment          --                      1,054

Changes in Assets and Liabilities:
         (Increase) Decrease in:
         Accounts Receivable        $    2,316,044         $         (2,758,733)
         Inventory                       1,744,737                   (1,364,341)
         Other Current Assets             (483,780)                    (103,545)
         Other Assets                     (181,573)                      (3,061)

Increase (Decrease) in:
         Accounts Payable and Accrued Expenses (4,088,376)             2,602,033
         Deferred Income                          (75,642              (91, 882)
         Other Current Liabilities                (42,804)               103,363

Total Adjustments                            $    (525,842)          (1,471,905)

NET CASH - OPERATING ACTIVITIES - FORWARD       $  203,670        $     971,272)


INVESTING ACTIVITIES:
         Capital Expenditures                 $    (15,104)       $      (1,787)

NET CASH - INVESTING ACTIVITIES - FORWARD $        (15,104)     $        (1,787)



See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)



                  NINE MONTHS ENDED MARCH 31,
                                      1 9 9 6                1 9 9 5


NET CASH - OPERATING ACTIVITIES -
         Forwarded         $        203,670          $        (971,272)


NET CASH - INVESTING ACTIVITIES -

         Forwarded            $      (15,104)          $        (1,787)

FINANCING ACTIVITIES -
         Issuance of Common Stock$           __                  175,000


NET CASH - FINANCING ACTIVITIES  $           --                  175,000


NET INCREASE (DECREASE) IN CASH
         AND CASH EQUIVALENTS  $        188,566          $       (798,059)


CASH AND CASH EQUIVALENTS AT
         BEGINNING OF PERIODS  $        1,549,206        $        2,015,355


CASH AND CASH EQUIVALENTS AT
         END OF PERIODS          $       1,737,772        $        1,217,296



See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of March 31, 1996 and 1995 is unaudited)


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

         Earnings Per Share: Earnings per common share are based on 5,216,804 weighted shares outstanding for the periods ended March 31, 1996 and 1995, respectively.


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

         The Corporation has a deferred tax asset of $1,142,000 based on net operating loss carryforwards of approximately $2,200,000. A valuation allowance of $878,450 has been provided against this deferred asset. Realization of the tax asset is dependent upon future events effecting utilization of the net operating loss carryforwards ("NOL's"). NOL's expire in the years 2005 and 2006.

         Current tax expense of $294,000 has been offset by the net operating loss carryforward benefit of $294,000 for the nine months ended March 31, 1996. Tax expense and carryforward benefit amounted to $84,000 for the three month period ended March 31, 1996.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations
Revenues for the three months ended March 31, 1996 were $16,000,510 as compared with $14,661,200 for the quarter ended March 31, 1995. For the quarter ended March 31, 1996 the Corporation reported net income of $203,415 as compared with net income of $184,036 for the similar period in 1995. For the nine months ended March 31, 1996, revenues were $49,184,912, as compared to $38,491,405 reported for the similar period in 1995, with earnings of $729,512 for the period ended March 31, 1996, compared with net earnings of $500,633 for the same period in 1995. The increase in revenues is due to increases in hardware sales as well as increased demand for the Corporation's technical services (hardware service contracts, technical support contracts and training).

Earnings for the quarter ended March 31, 1996 are attributable to increased revenues, management's concentration on sales of network and system integration products which yield higher profit margins, the Corporation's technical service and support programs, and continued adherence to cost control measures. Service related revenues, though not a material source of the Corporation's revenues, are significant in their contributions to earnings because these operations yield a higher profit margin than equipment sales. The Corporation anticipates that the technical service segments of its operations will continue to expand in the future. For the quarter ended March 31, 1996, the increase in revenues from the provision of service, support, outsourcing and network integration is largely the result of the Corporation entering into service contracts with a number of large corporate customers. Most of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

To maximize the Corporation's profit margins, management has modified its marketing strategy and has enforced expense controls. Management's current marketing strategy is designed to increase sales of lower revenue/higher profit margin products related to service and support operations. Management's efforts include targeting commercial customers who provide marketplaces for a wide range of products and services at one time, a cost-effective approach to sales. Management believes it maximizes profits through concentration on sales of value-added applications; promotion of the Corporation's service and support operations; and strict adherence to cost-cutting controls. Management emphasizes the promotion of its technical service, support, outsourcing and network integration capabilities, and continues the aggressive pursuit of an increased volume of equipment sales and promotion of its training services.

Interest income for the quarter increased as compared to the corresponding period in the prioryear because of the increase in the amount of funds invested and higher yields.Interest expense increased in the quarter and nine-month period ended March 31,1996 compared to the same periods in 1995 as a result of financing costs associated with increased sales volume and related inventory and accounts receivable.

Selling, general and administrative expenses remained relatively constant at approximately 10% of revenues for the quarter ended March 31, in both fiscal 1996 and 1995 periods, due to management's strict adherence to cost-control measures. For the nine-month period, selling, general and administrative expenses decreased as a percentage of revenues to 9% in 1996, from 11% of revenues in 1995, due to increase in sales in the more recent period.

Liquidity and Capital Resources

There are no material commitments of the Corporation's capital resources.

The Corporation currently finances a portion of its accounts receivable and finances purchases of portions of its inventory through floor-planning arrangements under which such inventory secures the amount outstanding. Inventory decreased in the quarter ended March 31, 1996 as compared to the corresponding period in 1995 in response to increased inventory turns related to the higher volume of sales. Management shall continue its efforts to increase turnover and to provide the Corporation with protection against inventory obsolescence resulting from the rapid technological advances of the computer industry.

Accounts receivable and payable decreased for the quarter and nine-month period ended March 31, 1996 compared with the same periods in 1995 as a result of management's efforts to shorten receivable and payable cycles. Cash levels increased in the nine months ended March 31, 1996 as compared to a decrease in cash levels during the corresponding period in 1995. The increase is due to availability of funds resulting from customer payment of accounts receivable.

Management reached an agreement in principle with an affiliated party to lease, with an option to buy, certain real property owned by TransNet Corporation, and is currently negotiating a long-term lease.
Based upon the current terms of the proposed lease, management believes that, upon completion, income from this lease will initially increase earnings by approximately $225,000 per year or $.04 per share per year. There is no assurance, however, that the lease will be executed and there is no assurance that, if executed, the final terms will be as favorable to the Corporation as those currently proposed. The execution of the agreement is contingent upon satisfaction of certain requirements of local, state and federal laws and should be consummated by the end of calendar 1996.

For the fiscal quarter and nine months ended March 31, 1996, as in the periods ended March 31, 1995 the internal resources of the Corporation were sufficient to enable the Corporation to meet its obligations.

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




         TRANSNET CORPORATION
         (Registrant)




         /s/ Steven J. Wilk __________________
         Steven J. Wilk, President



         /s/ John J. Wilk ____________________
         John J. Wilk,
         Principal Financial and Accounting Officer
         and Chairman of the Board of Directors