Form 10-K
period 1996-06-30
TRANSNET CORP
filed 1996-10-07
CIK 99313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    ---------
                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1996         Commission File Number 0-8693
                          -------------                                ------


                              TRANSNET CORPORATION
            (Exact name of small business registrant in its charter)

               Delaware                                     22-1892295
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

            45 Columbia Road
            Branchburg, New Jersey                          08876-3576
            (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code:     (908) 253-0500

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock [$.01 par value]
                                (Title of Class)

Indicated by check mark whether the registrant [1] has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and [2] has been subject to such filing requirements for the past ninety days.

                              YES [X]         NO [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or in any amendment to this Form 10-K.

                             YES [   ]         NO [    ]

The  aggregate   market  value  of  the   registrant's   common  stock  held  by
non-affiliates of the registrant was approximately $8,794,818 on September 6, 1996 based upon the closing sales price on the NASDAQ System as of said date.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares of the registrant's common stock outstanding on September 6, 1996 was 5,216,804 shares (exclusive of Treasury shares).

                                     PART I

ITEM 1.  BUSINESS

TransNet Corporation ("TransNet" or the "Corporation") was incorporated in the State of Delaware in 1969. TransNet, a computer dealer, is engaged in the sale and technical support and service of local area networks and personal computer systems and peripheral equipment, software, and supplies. The sale of products and the promotion of technical services, the primary focus of the Corporation, are conducted through its own sales and service departments. In addition to its principal business activities, the Corporation operates one retail computer store. Leasing of computer equipment is also conducted to a minor extent through a wholly-owned subsidiary. As used herein, the term "Corporation" shall refer to TransNet and where the context requires, shall include TransNet and its wholly-owned subsidiary, Century American Corporation.

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

The Corporation is selective in choosing the products that it markets and its product mix is geared primarily to the requirements of its business customers.
  The products sold by the Corporation include business and personal desktop computer systems manufactured by International Business Machines
("IBM"), Apple Computer, Inc. ("Apple"), Compaq Computer Corporation ("Compaq"), NEC Technologies, Inc. ("NEC"), AST Research ("AST"),
 Hewlett-Packard Company ("Hewlett- Packard"), Sun Microsystems, Inc. ("Sun") and Toshiba American Information Systems, Inc. ("Toshiba"); related peripheral products such as network products of Compaq, Novell, Inc. ("Novell"), Cisco Systems, Inc. ("Cisco"), and Banyan Systems, Inc. ("Banyan");
 selected software products; wireless communication products; and supplies produced by other manufacturers. The Corporation does not manufacture or produce any of the items it markets.

 The Corporation is currently an authorized dealer for Apple, AST, Compaq (including authorizations as a Compaq Enterpise Partner and a Compaq Certified Education Partner), Hewlett-Packard, IBM, NEC, Sun Microsystems, and Toshiba, Lotus Development Corporation ("Lotus"), Microsoft Corporation ("Microsoft"), Banyan, Cisco, Novell, and 3COM. The Corporation has received dealer authorization as an Airdata solutions provider for AT&T wireless services. In addition, the Corporation has entered into a Consulting Services Agreement with SAP America, Inc. The Corporation also offers a variety of products manufactured by other companies including Okidata, and Hayes Microcomputer Products, Inc. Occasionally, the Corporation will order specific products to satisfy a particular customer requirement. The Corporation evaluates its product line and new products internally and through discussions with its vendors and customers.

Software sold by the Corporation includes software designed for general business applications as well as specialized applications such as research, pharmaceuticals, and education; software for desktop publishing; integrated packages; and entertainment software, such as video games.

 The Corporation maintains an inventory of its product line to provide shipments to customers. Back orders are generally immaterial, but manufacturers' product contraints occasionally impact the Corporation's inventory levels (see Management's Discussion and Analysis). Shipments are made from the Corporation's warehouse in Branchburg, New Jersey primarily through common carriers.

             Customers of the retail store take delivery upon purchase.

 The marketing of computers is generally not seasonal in nature, although in fiscal 1995 and 1996 the Corporation's retail sales increased in the Christmas holiday seasons.


 Technical Support and Service: The Corporation provides a wide variety of network services, personal computer support, repair and standard equipment maintenance. These services include LAN and PC hardware support, systems integration services, help desk services, asset management, relocation services, and installation or installation coordination. The Corporation's staff of specially trained system engineers and service technicians provide on-site or on-call support for file servers, personal computers, laptop computers, printer and other peripheral equipment. The Corporation seeks highly qualified personnel and employs experienced technicians to whom it provides authorized manufacturer training on an on-going basis. The Corporation has increased the size of its technical staff to meet the demand for its services. TransNet is an authorized service dealer for the following manufacturers: Apple, AST, Banyan, Compaq, Dell, Epson, Hewlett Packard, IBM, NEC, Novell, and Sun.


 In addition to the above-referenced services, the Corporation's in-house technical staff performs system configurations to customize computers to the customers' specifications. During fiscal 1996, the Corporation expanded its technical staff in response to the increased volume of equipment sales and the increasing complexity of the systems to be configured. The Corporation also provides authorized warranty service on the equipment it sells.

The Corporation's technical services are available to business and individual customers located within 100 miles of the Corporation's Branchburg, New Jersey office. Through a variety of alternatives, the Corporation offers repair or maintenance service at the customer site or on the Corporation's premises. Maintenance and service contracts are offered to maintain and/or repair computer hardware. Technical support and service contracts are offered on an annual basis and are available for a variety of services related to products marketed by the Corporation. In connection with its "TechNet" program, pursuant to which the Corporation assigns service personnel to the customer's location on a full-time basis, the Corporation has entered into individual agreements with several large corporate customers to provide support and repair and maintenance services. Although existing agreements usually are for terms of one or two years, many of the most recent agreements are for shorter periods of time, such as three to six months in relation to customers' special projects. These agreements contain provisions allowing for termination prior to the expiration of the agreements. In addition, although the agreements contain renewal terms, there is no assurance that the agreements will be renewed.

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

 Training: The Corporation established a Training Center at its headquarters, which provides training at the Center or at the customer site. The Corporation offers comprehensive training on hardware and software, including a wide variety of DOS, Windows, Macintosh and UNIX systems and network applications, operation, and maintenance. The Center has its own dedicated network and each instructor is certified to teach the classes. The Corporation's Training Center is an Apple Computer authorized training center and is also authorized for training on all Microsoft, Lotus, Quark, FrameMaker and Macromind products. The training activities of the Corporation are not a material source of revenues.

Suppliers: In July 1990, in order to reduce its costs for computer and related equipment, the Corporation entered into a buying agreement with Connecting Point of America, Inc., a subsidiary of Intelligent Electronics, one of the largest computer aggregators in the United States. Intelligent Electronics recently reorganized its structure and the Corporation's current agreement is with the Intelligent Systems Group. Under the agreement, the Corporation is able to purchase equipment of various manufacturers at discounts currently unavailable to it through other avenues. The agreement provides that the Corporation may terminate the arrangement upon sixty days notice. During fiscal 1996, the majority of the revenues generated by the Corporation from product sales were attributable to products purchased by the Corporation from Intelligent Electronics pursuant to the Agreement. The balance of the Corporation's product sales were attributable to products purchased from a variety of sources on an as needed order basis. Management fully anticipates that Intelligent Electronics will be a major supplier during fiscal 1997.

Customers: The majority of the Corporation's corporate customers are commercial users located in the New Jersey - New York City metropolitan area.

During fiscal 1996, one customer accounted for approximately 50% of the Corporation's revenues, and an affiliate of the customer accounted for 19% of the Corporation's revenues. Such customer accounted for approximately 34% and 17%, respectively of the Corporation's revenues in fiscal 1995 and 1994, respectively. The loss of this customer would have a material adverse impact upon the Corporation if management could not replace the purchases of equipment and technical services with similar purchases from new accounts. No other customer accounted for more than 10% of the Corporation's revenues in fiscal 1996.

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

Technological advances occur rapidly in computer technology and new products are often announced prior to availability, sometimes creating demand exceeding manufacturers' expectations and thereby resulting in product shortages. When this occurs, resulting product constraints intensify competition, depress revenues because customers demand the new product, and increase order backlogs. In the Corporation's experience, these backlogs have been immaterial, although manufacturers' limitations on product availability impacted the Corporation's revenues for the last quarter of fiscal 1996 (see Management's Discussion and Analysis).

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

Employees:  As of September 6, 1996, the Corporation employed 134 full-time employees. None of its employees are subject to collective bargaining agreements.


ITEM 2.  PROPERTIES

 The Corporation's executive, administrative, corporate sales offices, and service center are located in Branchburg, New Jersey, where the Corporation leases a building of approximately 21,000 square feet. This "net-net" lease, which currently provides for an approximately $15,000 monthly rental, expires in February 2001. The building is leased from W Realty, a partnership consisting of John J. Wilk, Chairman of the Board and Raymond J. Rekuc, a Director, at terms which management believes are as favorable as available from unaffiliated third parties.

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

See Note 7 of the Notes to Consolidated Financial Statements with respect to the Corporation's commitments for leased facilities.

The Corporation owns a 6.7 acre plot in Mountainside, New Jersey, which was purchased in 1979 to construct a proposed twin building office complex. To date, no construction activities have taken place and none are currently planned. Even if construction is undertaken, the Corporation may elect not to move any of its operations onto the premises but may elect to rent or sell the developed property. At the present time, there are no plans by the Corporation to commence construction.

ITEM 3.  LEGAL PROCEEDINGS

 The Corporation is not currently a party to any legal proceeding which it regards as material.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

  There were no matters submitted by the Corporation during the quarter ended June 30, 1996 to a vote of securityholders.

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

Calendar Year                       Closing Sales Prices

                                    High        Low

1994
     First Quarter                2 11/16         7/8
     Second Quarter                2 7/16     1 15/16
     Third Quarter                 2 9/16     1 11/16
     Fourth Quarter                 2 1/2       1 3/4

1995
     First Quarter                1 15/16      1 9/16
     Second Quarter                3 1/16       1 3/4
     Third Quarter                6  3/16     2  7/16
     Fourth Quarter                     6      3  1/2

1996
     First Quarter                 4  3/8      2  7/8
     Second Quarter                3  3/4    2  15/32

     As of September 29, 1996, the number of holders on record of TransNet's common stock was 3,732. Such number of record owners was determined from the Company's shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

     TransNet has not paid any dividends on its common stock since its inception.


Item 6.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


SELECTED FINANCIAL DATA
------------------------------------------------------------------------------


                                   Y e a r s   e n d e d   J u n e   3 0,
                                   --------------------------------------
                           1 9 9 6     1 9 9 5     1 9 9 4     1 9 9 3     1 9 9 2
                           -------     -------     -------     -------     -------

Revenue                 $64,200,588 $56,216,605 $40,342,165 $28,903,305 $28,791,420

Net Income              $ 1,001,640 $   882,466 $   393,870 $   264,644 $    80,785

Earnings Per Share      $       .19 $       .17 $       .08 $       .05 $       .02

Weighted Average
  Number of Shares        5,216,804   5,155,526   5,041,804   5,041,804   5,041,804

Total Assets            $16,333,275 $19,286,712 $13,289,915 $10,513,428 $ 9,989,642

Working Capital         $ 8,458,008 $ 7,554,094 $ 7,225,788 $ 6,845,754 $ 6,518,088




                                         8

         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

   Revenues for the fiscal year ended June 30, 1996 were $64,200,588 as compared with $56,216,605 for the fiscal year ended June 30, 1995, and $40,342,165 for the fiscal year ended June 30, 1994. Revenues for both fiscal 1996 and 1995 increased as compared to the respective prior year, as the result of increased hardware sales and an increase in revenues from technical services (technical repair and maintenance, support, network integration, and outsourcing) and training services. Service related revenues, though not a material source of the Corporation's revenues, are typically higher profit revenues. Revenues generated by these technical services increased by approximately 25% in fiscal 1996 as compared to fiscal 1995 due to management's focus on the promotion of technical service and support operations and a number of agreements with large organizations for service and support (as discussed below).

      For fiscal 1996, the Corporation reported net income of $1,001,640, as compared with net income of $882,466 for fiscal 1995, and $393,870 for fiscal 1994. In addition to reflecting increased sales volume, increased net income for the years ended June 30, 1996, 1995 and 1994 as compared with the prior year is attributable to increased service and support related revenues; management's concentration on sales of network and system integration products which yield higher profit margins; the Corporation's technical service and support programs; and continued adherence to cost control measures. Service related revenues are significant in their contributions to net income because these operations yield a higher profit margin than equipment sales. Management anticipates that the technical support and service segments of operations will continue to expand in the future. For the fiscal years ended June 30, 1996 and 1995, the respective increases in revenues from the provision of service, support, outsourcing and network integration is largely the result of the Corporation entering into service contracts with a number of large corporate customers to provide service and support for their personal computers, peripherals and networks. Most of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

   During the fiscal years discussed, the computer industry has experienced a trend of decreasing prices of computers and related equipment. Management believes that this trend will continue. Industrywide, the result of price erosion has been lower profit margins on sales, which require businesses to sell a greater volume of equipment to maintain past earning levels. In addition, manufacturers' shortages of certain products, known as product constraints, during the last quarter of fiscal 1996 combined with the price decreases to increase the already fierce competition.

   To counter these factors and to maximize the Corporation's profit margin, management has modified its marketing strategy during these years and has enforced expense controls. Management's current marketing strategy is designed to increase sales of lower revenue/higher profit margin products related to service and support operations. Management's efforts include targeting commercial customers who provide marketplaces for a wide range of products and services at one time, a cost-effective approach to sales. Management believes it maximizes profits through concentration on sales of value-added applications; promotion of the Corporation's service and support operations; and strict adherence to cost-cutting controls. In light of the above, management places its emphasis on, and continues the aggressive pursuit of an increased volume of equipment sales and promotion of its training services. In addition, the

Corporation's buying agreement with Intelligent Systems Group, a subsidiary of Intelligent Electronics, enhances the Corporation's competitive edge through discounts unavailable through other sources.

   Selling, general and administrative expenses remained constant as a percentage of revenues at slightly below 10% of revenues for both fiscal 1996 and 1995 as compared to 12% of revenues for fiscal 1994. Selling, general and administrative expenses during fiscal 1995 decreased as a percentage of revenues to 10% from 12% in fiscal 1994 due to the increase in revenues and cost control measures.

   Interest income in fiscal 1996 increased as compared to fiscal 1995, and similarly in 1995 over 1994, due to the rise in interest rates. Interest expense increased in 1996 over 1995 as a result of financing costs associated with inventory, and in 1995 over 1994 which was due to increased equipment sales.

Liquidity and Capital Resources

   There are no material commitments of the Corporation's capital resources, other than real estate leases and employment contracts entered into in the normal course of business.

   The Corporation currently finances the purchases of portions of its inventory through floor planning arrangements under which such inventory secures the amount outstanding. Inventory decreased in 1996 as compared to 1995 due to manufacturers' product constraints during the last quarter of fiscal 1996. Inventory increased in 1995 as compared to 1994 to accommodate the increased sales volume.

   Accounts receivable and payable decreased for the period ended June 30, 1996 as a direct result of a decrease in revenues for the last quarter of fiscal 1996. The decrease in orders was attributable to the late spring announcement of new products by equipment manufacturers, which delayed orders until the new products were available after July 1996. Accounts receivable and payable increased in 1995 as compared to 1994 due to an increase in revenues during the fourth quarter.

   For the fiscal year ended June 30, 1996, as in the fiscal years ended June 30, 1995 and 1994, the internal sources of the Corporation were sufficient to enable the Corporation to meet its obligations.

ITEM 8.  FINANCIAL STATEMENTS

     Attached.


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

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of TransNet Corporation
Somerville, New Jersey


            We have audited the accompanying consolidated balance sheets of TransNet Corporation and subsidiary as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransNet Corporation and subsidiary as of June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.








                             MOORE STEPHENS, P.C.
                          Certified Public Accountants.

Cranford, New Jersey
August 15, 1996



TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                                    June 30,
                                                              1 9 9 6      1 9 9 5

Assets:
Current Assets:
  Cash and Cash Equivalents                                $2,383,741   $ 1,549,206
  Accounts Receivable - Net                                 7,366,019    10,201,044
  Inventories                                               3,642,228     5,011,791
  Other Current Assets                                        465,943       217,053
  Deferred Tax Asset                                          314,750       263,550
                                                           ----------   -----------

  Total Current Assets                                     14,172,681    17,242,644

Property and Equipment - Net                                1,158,083       529,096

Other Assets                                                1,051,261     1,582,522
                                                           ----------   -----------

  Total Assets                                             $16,382,025  $19,354,262
                                                           ===========  ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                         $1,739,706   $ 1,014,908
  Accrued Expenses                                            539,104       647,843
  Floor Plan Payable                                        2,852,328     7,316,410
  Deferred Income                                             319,284       328,100
  Other Current Liabilities                                   215,501       313,739
                                                           ----------   -----------

  Total Current Liabilities                                 5,665,923     9,621,000
                                                           ----------   -----------

Deferred Tax Liability                                         48,750        67,550
                                                           ----------   -----------

Stockholders' Equity:
  Capital Stock - Common, $.01 Par Value, Authorized
   15,000,000 Shares; Issued 7,469,524 Shares in 1996
   and 1995 [of which 2,252,720 are in Treasury]               74,695        74,695

  Paid-in Capital                                          10,686,745    10,686,745

  Retained Earnings                                         6,123,555     5,121,915
                                                           ----------   -----------

  Totals                                                   16,884,995    15,883,355
  Less:  Treasury Stock - At Cost                          (6,217,643)   (6,217,643)
                                                           ----------   -----------

  Total Stockholders' Equity                               10,667,352     9,665,712
                                                           ----------   -----------

  Total Liabilities and Stockholders' Equity               $16,382,025  $19,354,262
                                                           ===========  ===========



See Notes to Consolidated Financial Statements.



TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------



                                                        Y e a r s   e n d e d
                                                           J u n e   3 0,
                                                   1 9 9 6     1 9 9 5     1 9 9 4
                                                   -------     -------     -------

Revenue                                         $64,200,588 $56,216,605 $40,342,165

Cost of Revenue                                  56,974,857  49,762,601  34,946,537
                                                ----------- ----------- -----------

  Gross Profit                                    7,225,731   6,454,004   5,395,628

Selling, General and Administrative Expenses      6,153,883   5,697,915   5,019,490
                                                ----------- ----------- -----------

  Operating Income                                1,071,848     756,089     376,138
                                                ----------- ----------- -----------

Other Income [Expense]:
  Interest Income                                    67,123      53,775      46,975
  Interest Expense                                 (174,731)   (117,587)    (29,243)
                                                ----------- ----------- -----------

  Total Other [Expense] Income - Net               (107,608)    (63,812)     17,732
                                                ----------- ----------- -----------

  Income Before Income Tax [Benefit]                964,240     692,277     393,870

Income Tax [Benefit]                                (37,400)   (190,189)         --
                                                ----------- ----------- -----------

  Net Income                                    $ 1,001,640 $   882,466 $   393,870
                                                =========== =========== ===========

  Income Per Common Share                       $       .19 $       .17 $       .08
                                                =========== =========== ===========




See Notes to Consolidated Financial Statements.


TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------


                                                                                                         Total
                           Common Stock         Paid-in   Retained       Treasury Stock     InstallmenStockholders'
                         Shares     Amount      Capital   Earnings     Shares     Amount    Receivable   Equity

Balance - June 30, 1993 7,294,524 $    72,945 $10,513,495  $3,845,579  $(2,252,720 $(6,217,643)$(2,500)$8,211,876

  Net Income                   --          --         --    393,870         --          --          --    393,870

  Reduction in Notes
   Receivable - Stock          --          --         --         --         --          --       2,500      2,500
                       ---------- ----------- ---------- ----------  ---------  ----------  ---------- ----------

Balance - June 30, 1994 7,294,524      72,945 10,513,495  4,239,449  (2,252,720) (6,217,643)         --  8,608,246

  Exercise of Options     175,000       1,750    173,250         --         --          --          --    175,000

  Net Income                   --          --         --    882,466         --          --          --    882,466
                       ---------- ----------- ---------- ----------  ---------  ----------  ---------- ----------

Balance - June 30, 1995 7,469,524      74,695 10,686,745  5,121,915  (2,252,720) (6,217,643)         --  9,665,712

  Net Income                   --          --         --  1,001,640         --          --          --  1,001,640
                       ---------- ----------- ---------- ----------  ---------  ----------  ---------- ----------

Balance - June 30, 1996 7,469,524 $    74,695 $10,686,745 $6,123,555  (2,252,720) $(6,217,643)$       -- $10,667,352
                       ========== =========== =========== ==========  ==========  =========== ========== ===========




See Notes to Consolidated Financial Statements.



TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

                                                        Y e a r s   e n d e d
                                                           J u n e   3 0,
                                                   1 9 9 6     1 9 9 5     1 9 9 4
                                                   -------     -------     -------


Operating Activities:
  Net Income                                    $ 1,001,640 $   882,466 $   393,870
                                                ----------- ----------- -----------
  Adjustments  to  Reconcile  Net  Income  to
   Net Cash  Provided  by [Used  for]
   Operating Activities:
   Depreciation and Amortization                    275,131     172,612     184,272
   Loss on Sale of Equipment                          6,360       1,054          --
   Deferred Income Taxes                            (70,000)   (196,000)         --

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                          2,835,025  (4,004,954) (2,187,092)
     Inventories                                  1,369,563  (1,547,138) (1,162,350)
     Other Current Assets                          (318,890)   (181,694)     97,562
     Other Assets                                    56,147    (675,448)    (53,207)

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses          616,059   1,045,850     293,498
     Other Current Liabilities                      (98,238)    129,570      45,352
     Other Liabilities                               (8,816)   (200,057)    386,694
                                                ----------- ----------- -----------

   Total Adjustments                              4,662,341  (5,456,205) (2,395,271)
                                                ----------- ----------- -----------

  Net Cash - Operating Activities                 5,663,981  (4,573,739) (2,001,401)
                                                ----------- ----------- -----------

Investing Activities:
  Capital Expenditures                             (366,214)    (31,378)   (147,401)
  Proceeds from Sale of Equipment                       850          --          --
                                                ----------- ----------- -----------

  Net Cash - Investing Activities                  (365,364)    (31,378)   (147,401)
                                                ----------- ----------- -----------

Financing Activities:
  Floor Plan Payable                             (4,464,082)  3,963,968   1,654,573
  Receipt of Installment Receivable from Officer         --          --       2,500
  Issuance of Common Stock                               --     175,000          --
                                                ----------- ----------- -----------

  Net Cash - Financing Activities                (4,464,082)  4,138,968   1,657,073
                                                ----------- ----------- -----------

  Net Increase [Decrease] in Cash and Cash
   Equivalents                                      834,535    (466,149)   (491,729)

Cash and Cash Equivalents - Beginning of Years    1,549,206   2,015,355   2,507,084
                                                ----------- ----------- -----------

  Cash and Cash Equivalents - End of Years      $ 2,383,741 $ 1,549,206 $ 2,015,355
                                                =========== =========== ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:
   Interest                                     $   182,000 $   105,000 $    47,000
   Income Taxes                                 $    32,000 $     6,400 $        --

Supplemental Disclosure of Non-Cash Investing Activities:
  During 1996, $520,790 of other assets were placed into service and classified as property and equipment.

See Notes to Consolidated Financial Statements.




                                         16

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



[1] Nature of Operations

TransNet Corporation [the "Company"] was incorporated in the State of Delaware in 1969 and is engaged in the sale and service of personal computer systems and peripheral equipment, software, and supplies primarily in the New Jersey - New York City Metropolitan area. The sale of products and the promotion of technical services, including outsourcing, are conducted through the company sales and service departments. In addition to its principal business activities, the Company operates one retail computer store.

The sale and service of personal computer systems is highly competitive and may be affected by rapid changes in technology and spending habits in both the business and institutional sectors. Management believes the Company's ability to combine competitive pricing with sophisticated support services allows it to compete effectively against alternative personal computer sales and distribution channels.

[2] Summary of Significant Accounting Policies

[A] Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Century American Corporation. Intercompany transactions and accounts have been eliminated in consolidation.

[B] Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased [See
Note 3].

[C] Accounts Receivable - Accounts receivable have been reduced by an allowance for doubtful accounts of $39,838, $176,153 and $141,199 as of June 30, 1996,
 1995 and 1994, respectively. The receivables secure a floor plan agreement [See Note 7C].

[D] Inventory - The Company's inventory is valued at the lower of cost [determined on the average-cost basis] or market. The inventory secures a floor plan agreement [See Note 7C].

[E] Property and Equipment, Depreciation and Amortization - Property and equipment are stated at cost. Depreciation and amortization are computed by use of the straight-line method over the estimated useful lives of the various assets ranging from five to ten years. Leasehold improvements are amortized over the shorter of the life of the lease or their estimated useful life.

[F] Intangible Assets - Goodwill resulting from a business combination in 1990 is being amortized over 20 years by using the straight-line method. Licences and other intangible assets are amortized using the straight-line method over their estimated useful lives ranging from five to twenty years. The Company routinely assesses the possible impairment and future value of the assets.

[G] Deferred Income - Deferred income consists of prepaid maintenance service contracts. Revenue on the contracts is recognized by using the straight-line method over the term of the contract which is usually one year.

[H] Revenue Recognition - Revenue is recognized at time of shipment on equipment
sold  directly  to   customers.   Maintenance   service   contracts  are  billed
periodically and revenue is recognized ratably over the terms of the contracts.

[I] Earnings Per Share - Earnings per common share are based on 5,216,804 weighted outstanding average shares for fiscal 1996, 5,155,526 for 1995, and 5,041,804 for 1994. Common stock equivalents are included if dilutive.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
------------------------------------------------------------------------------



[2] Summary of Significant Accounting Policies [Continued]

[J] Concentrations of Credit Risk - The Company currently maintains cash accounts of approximately $404,000 in a financial institution which is subject to credit risk beyond FDIC insured limits.

The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk of its customers establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is not significant. The Company does not require collateral from their customers.

[K] Business Concentrations - The Company is engaged in the sale and technical support and service of local area networks, personal computer systems, and peripheral equipment, software, and supplies to companies and organizations located primarily in the New Jersey - New York City Metropolitan area and is currently an authorized dealer for many of the largest computer products suppliers in the world, including Apple, Compaq, Hewlett Packard, IBM, Lotus Development Corporation, and Microsoft Corporation. If the Company were to lose any of its dealer authorizations or if it were to experience significant delays, interruptions or reductions in its supply of hardware and software, the Company's revenues and profits could be adversely affected.

For the year ended June 30, 1996, the Company had net sales to a customer that generated approximately 50% of total net sales and net sales to an affiliate of this customer that generated net sales of approximately 19% of total net sales. The loss of this customer and/or the loss of the affiliated customer could have a material effect on the Company.

[L] Advertising Costs - The Company participates in cooperative advertising programs with its vendors, whereby the vendors absorb the costs of advertising. During the year ended June 30, 1996, 1995 and 1994, the Company incurred additional advertising expense of $33,700, $-0- and $-0-, respectively.

[M] Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[N] Reclassification - Certain prior year items have been reclassified to conform with the current year's presentation.

[3] Repurchase Agreements

Repurchase agreements included in cash equivalents as of June 30, 1996 and 1995 consisted of:

                                        Cost      Fair Value
June 30, 1996:
  Repo 6%, 7/1/96                   $ 1,686,930 $ 1,686,930

This security is backed by $1,726,642 of Federal Home Loan Mortgage Corporation bonds maturing May 1, 1998 with an interest rate of 6%.

                                        Cost      Fair Value
June 30, 1995:
  Repo 5.45%, 7/3/95                $   677,929 $   677,929

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
------------------------------------------------------------------------------



[3] Repurchase Agreements [Continued]

This security is backed by $737,040 of Federal Home Loan Mortgage Corporation Bonds maturing in November 2023 with an interest rate of 5.20%.

[4] Inventories

Inventories consist of:
                                                June 30,
                                              1 9 9 6   1 9 9 5

Product Inventory                           $3,243,574   $4,418,118
Service Parts                                  398,654     593,673
                                            ----------   ---------

  Totals                                    $3,642,228   $5,011,791
  ------                                    ==========   ==========

[5] Property, Equipment, Depreciation and Amortization

Property and equipment and accumulated depreciation as of June 30, 1996 and 1995 are as follows:

                                                 June 30,
                                             1 9 9 6     1 9 9 5

Machinery and Equipment                     $1,205,567   $ 515,339
Furniture and Fixtures                         419,264     418,082
Leasehold Improvements                         334,996     330,608
                                            ----------   ---------

Totals                                       1,959,827   1,264,029
Less:  Accumulated Depreciation and
        Amortization                           801,744    734,933

  Property and Equipment - Net              $1,158,083   $ 529,096
  ----------------------------              ==========   =========

Total depreciation expense amounted to $250,807, $130,741 and $150,275 for the years ended June 30, 1996, 1995 and 1994, respectively.

[6] Intangible Assets

Intangible assets and accumulated amortization as of June 30, 1996 and 1995 are as follows:

                                                 June 30,
                                            1 9 9 6     1 9 9 5

Licenses                                  $ 292,060  $  292,060
Other                                            --      80,000
Goodwill                                    259,422     259,422
                                          ---------  ----------

Totals                                      551,482     631,482
Less:  Accumulated Amortization             100,336     156,012
                                          ---------  ----------

  Intangible Assets - Net                 $ 451,146  $  475,470
  -----------------------                 =========  ==========

Intangible assets are included in other assets for financial reporting purposes. Amortization expense for fiscal 1996, 1995 and 1994 was $24,324, $41,871 and $33,997, respectively.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
------------------------------------------------------------------------------



[7] Commitments and Related Party Transactions

[A] Leasing Agreements - The Company leases office and warehouse space and a retail store under various operating leases with related parties, which expire through 2001. During fiscal 1991, the Company entered into a five year lease with three five year renewal options with W. Realty, an affiliate of the Chairman of the Board and a director, for its primary office and warehouse facility. In March 1996, the Company exercised the renewal option. In addition, the Company leases space for its retail store from officers of the Company on a month-to-month basis.

Total rent expense was $242,260, $244,511 and $228,605 for the years ended June 30, 1996, 1995 and 1994, respectively.

The following is a summary of rental commitments:

1997                                $   191,214
1998                                    196,170
1999                                    206,082
2000                                    206,082
2001                                    137,388
                                    -----------

  Total                             $   936,936
  -----                             ===========

At June 30, 1996, the Company had prepaid the rent in the amount of approximately $19,800.

[B] Employment Agreements - Effective July 1, 1995, the Company entered into four [4] employment agreements with officers of the Company. The term of each agreement is for five [5] years with annual salaries ranging from $135,000 to $250,000. A "Performance Bonus," based on the Company's consolidated pre-tax profits, is also included in each of the agreements at rates of two to six percent based on certain achieved profit levels. The bonus accrual was approximately $83,000 as of June 30,1996. In addition, the employment agreements contain provisions pertaining to the termiantion of employment prior to the expiration of the agreement.

In addition, the employment agreements contain provisions pertaining to the termination of employment prior to the expiration of the agreement. The provisions reflect lump sum payments equal to 80% of the greater of the current annual salary or the prior years annual gross wages multiplied by the lesser of five or the number of years remaining in the agreement.

[C] Floor Plan Payable - The Company finances its inventory through floor planning arrangements with a finance company, whereby the Company's inventories and accounts receivable have been pledged as collateral against the outstanding loan balances. The outstanding balances for both the inventory and accounts receivable credit lines at June 30, 1996 and 1995 are approximately $2,900,000 and $7,300,000, respectively. The unused portion of the credit lines at June 30, 1996 and 1995 are approximately $8,500,000 and $3,200,000, respectively. Interest is applied to the average daily outstanding balance under the lines of credit at a rate of the greater of 6% or the daily prime rate per annum. The prime rate and the average interest rate was 8.25% and 7.875% at June 30, 1996 and a rate of 7.5% for both prime and average interest at June 30, 1995.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
------------------------------------------------------------------------------


[8] Income Taxes

The provision for income taxes is summarized as follows:
                                                   Y e a r s   e n d e d
                                                      J u n e   3 0,
                                            ------------------------
                                               1 9 9 6     1 9 9 5     1 9 9 4
                                               -------     -------     -------
Federal:
  Current                                   $  287,000   $ 208,050  $  155,859
  Deferred                                     (62,400)   (151,900)    (21,943)
                                            ----------   ---------  ----------

  Totals                                       224,600      56,150     133,916
  Less:  Net Operating Loss Carryforward Benefit(272,000) (208,050)   (133,916)

  Net Federal Provision                     $  (47,400)  $(151,900) $       --
  ---------------------                     ==========   =========  ==========

State:
  Current                                   $   72,000   $  61,311  $   45,841
  Deferred                                      (7,600)    (44,100)     (6,454)
                                            ----------   ---------  ----------

  Totals                                        64,400      17,211      39,387
  Less:  Net Operating Loss Carryforward Benefit(54,400)   (55,500)    (39,387)
                                                -------  ---------  ----------

  Net State Provision                       $   10,000   $ (38,289) $       --
  -------------------                       ==========   =========  ==========

  Total Provision                           $  (37,400)  $(190,189) $       --
  ---------------                           ==========   =========  ==========

Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ["SFAS 109"], "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company's temporary differences include depreciation, inventory capitalization, allowance for doubtful accounts, vacation pay accruals, and net operating loss carryforwards. Adoption of SFAS 109 had no material effect on the financial statements. Prior to the adoption of SFAS 109, income tax expense was reported pursuant to Statement of Financial Accounting Standards No. 96 "Accounting for Income Taxes."

The Company has a deferred tax asset of $314,750 at June 30, 1996 based primarily on net operating loss carryforwards of approximately $2,000,000. Realization of the tax asset is dependent upon future events effecting utilization of the net operating loss carryforwards. A valuation allowance has been provided against this deferred asset. The valuation allowance decreased by approximately $372,000 from the prior period.

The net deferred tax asset in the accompanying consolidated balance sheets include the following components:
                                             June 30,
                                       1 9 9 6     1 9 9 5

Deferred Tax Asset - Net Operating Loss 1,120,000$ 1,436,000
Valuation Allowance                      (876,000) (1,248,195)
Other                                     70,750      75,745

  Deferred Tax Assets                     314,750     263,550

Deferred Tax Liabilities - Depreciation (48,750)    (67,550)
                                       -------- -----------

  Net Deferred Tax Asset            $   266,000 $   196,000
  ----------------------            =========== ===========

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
------------------------------------------------------------------------------


[8] Income Taxes [Continued]

Unused net operating loss carryforwards at June 30, 1996 are as follows:

 Year of
Expiration                             Amount

  2005                              $ 1,100,000
  2006                                  900,000
                                    -----------

  Total                             $ 2,000,000
  -----                             ===========

The following is a reconciliation of income taxes [benefit] at the U.S.
 statutory tax rate to the taxes actually provided:
                                                   Y e a r s   e n d e d
                                                      J u n e   3 0,
                                               1 9 9 6     1 9 9 5     1 9 9 4
                                               -------     -------     -------

U.S. Statutory Rate Applied to Pretax Income$  337,500   $ 235,375  $  133,915
State Taxes                                     72,000      61,311      45,841
Net Operating Loss Carryforward               (326,400)   (263,550)   (173,303)
Decrease in Valuation Allowance               (115,505)   (237,561)         --
Other                                           (4,995)     14,236      (6,453)
                                            ----------   ---------  ----------

  Totals                                    $  (37,400)  $(190,189) $       --
  ------                                    ==========   =========  ==========

[9] Benefit Plans

The Company maintains a defined contribution pension plan which covers substantially all of the Company's employees. The contribution amount is determined at the discretion of management. There was no expense for the plan for the years ended June 30, 1996, 1995 and 1994.

Effective January 1, 1995, the Company adopted another defined contribution [401(k)] plan covering all eligible employees. Under the terms of the Plan, participating employees deposit a percentage of their salaries in the Plan. The Company matches up to a certain percentage of the employees' contribution. Expense for the years ended June 30, 1996, 1995 and 1994 was $16,882, $5,285 and $- 0-, respectively.

[10] Stockholders' Rights Plan

On February 6, 1990, the Board of Directors adopted a Stockholders' Rights Plan, which entitles the Right holder, upon the occurrence of specified triggering events, i.e., the acquisition by a person or group of beneficial ownership of 20% or more of outstanding shares; the commencement of a tender offer for 20% or more of outstanding shares [unless an offer is made for all outstanding shares at a price deemed by the Continuing Board to be fair and in the best interest of stockholders] and the determination by the Board that a person is an "Adverse Person," as defined in the Rights Agreement [except an Acquiring Person or Adverse Person] to purchase one share of common stock at an exercise price of $7.50 per share, or in certain "take over" situations, common stock equal in value to two times the exercise price. Subsequent to a triggering event, if the Company is acquired in a merger or other business transaction in which the Company is not the surviving corporation [unless Board approved], or 50% or more of the Company's assets or earning power is sold or transferred, each holder of a Right shall have the right to receive upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right. The Rights may be redeemed by the Company for $.01 per Right at any time prior to the determination of the Board that a person is an Adverse Person or ten days following a public announcement of the acquisition of, or commencement of a tender offer for, 20% of the outstanding common stock. The Rights expire on February 6, 2000, unless earlier redeemed.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
------------------------------------------------------------------------------


[11] Stock Options

In connection with the acquisition of Round Valley Computer Center, the Company granted the three selling stockholders [two of whom are currently officers] five year options expiring in 1995 to purchase an aggregate 175,000 shares of the Company's stock at $1.00 per share. All such options were exercised during the year ended June 30, 1995.

[12] Significant Customer

During the years ended June 30, 1996, 1995 and 1994, the Company derived 50%, 34% and 17%, respectively of its revenue for each year from one major customer. Additionally, in the year ended June 30, 1996, the Company derived 19% of its revenue from an affiliate of the significant customer [See Note 2].

[13] Fair Value of Financial Instruments

Effective  December  31,  1995,  the  Company  adopted  Statement  of  Financial
Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments" which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

In assessing the fair value of financial instruments, the Company used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, trade receivables, trade payables, and the floor plan payable it was concluded that the carrying amount approximated fair value for these instruments because of their short maturities.

[14] New Authoritative Pronouncements

The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in March of 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. Adoption of SFAS No. 121 is not expected to have a material impact on the Company's financial statements.

The FASB has also issued SFAS No. 123 "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 uses a fair value based method of recognition for stock options and similar equity instruments issued to employees as contrasted to the intrinsic valued based method of accounting prescribed by Accounting Principles board ["APB"]Opinion No. 25, "Accounting for Stock Issued to Employees." The recognition requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company will continue to apply Opinion No. 25 in recognizing its stock based employee arrangements. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The Company will adopt the disclosure requirements on July 1, 1996. SFAS 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. This requirement is effective for transactions entered into after December 15, 1995.
                         .  .  .  .  .  .  .  .  .  .  .

                                    PART III

        ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Corporation are as follows:

     Name                       Age       Position
     John J. Wilk (a)           68        Chairman of the Board and Treasurer
     Steven J. Wilk (a)         39        President and Director
     Jay A. Smolyn              40       Vice President, Operations and Director
     Mark Stanoch (b)           44        Vice President, Sales
     Annette Stanoch (b)        43        Vice President, Planning
     Vincent Cusumano (c)(e)    61        Secretary and Director
     Earle Kunzig (c)(f)        57        Director
     Raymond J. Rekuc (d)(e)    51        Director
     Susan Wilk-Cort (a)                  Director

            (a) Steven J. Wilk and Susan Wilk-Cort are respectively, the son and daughter of John J.Wilk.
     (b) Mark Stanoch and Annette Stanoch are husband and wife.
     (c) Member of the Audit Committee.
     (d) Chairman of the Audit Committee.
     (e) Member of the Compensation Committee.
     (f) Chairman of the Compensation Committee.

     The Audit Committee reviews, evaluates and advises the Board of Directors in matters relating to the Corporation's financial reporting practices, its application of accounting principles and its internal controls. In addition, the Audit Committee reviews transactions regarding management remuneration or benefits.

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

     Steven J. Wilk was elected a vice president of TransNet in October 1981 and in May 1986 was elected President and Chief Executive Officer. He was elected a director of TransNet in April 1989.

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

     Earle Kunzig, who was elected a TransNet director in November 1976, is Vice President of Sales and a principal of Hardware Products Sales, Inc., Wayne, New Jersey, a broker of used computer equipment and provider of computer maintenance services. He was director of hardware operations for Computer Maintenance Corporation, a business computer servicing organization in Secaucus, New Jersey from 1978 through July 1985. Mr. Kunzig is not actively engaged in the business of the Corporation.

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

     Susan Wilk-Cort joined TransNet in November 1987. Prior to that time, she was a Senior Attorney with the U. S. Securities and Exchange Commission, Washington, D.C., and then the Office of General Counsel of The
Federal Home Loan Bank Board.  She was elected a director of TransNet in January
 1990.

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

Compliance with Section 16(a) of the Exchange Act

     Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Corporation pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, the Corporation believes that with respect to fiscal 1996, its officers, directors and beneficial owners of more than 10% of its equity timely complied with all applicable Section 16(a) filing requirements, with the exception of Mark Stanoch who did not timely file his Form 4 with respect to sales of stock.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation paid or accrued by the Company during the three years ended on June 30, 1996, to its Chief Executive Officer and each of its other executive officers whose total annual salary and bonus for the fiscal year ended June 30, 1996, exceeded $100,000. All of the Company's group life, health, hospitalization or medical reimbursement plans, if any, do not discriminate in scope, terms or operation, in favor of the executive officers or directors of the Company and are generally available to all full-time salaried employees.



                           SUMMARY COMPENSATION TABLE


                           Annual Compensation           Long-Term Compensation
               ----------------------------------- ------------------------ -----------
Name and       Year Ended             Other Annual OptionRestricted  LTIP    All Other
Principal PositJune 30, Salary  Bonus Compensation  SARs Stock AwardPayouts(Compensation
------------------------------- ------------------ ---------------- ------- -----------

Steven J. Wilk   1996   $240,833$47,560    $0        0       0        $0         0
  President and C1995   $195,000$25,400    $0        0       0        $0         0
  Executive Offic1994   $190,000$23,033    $0        0       0        $0         0

Mark Stanoch     1996   $130,833$36,600    $0        0       0        $0         0
  Vice President1995(b) $110,000$15,200    $0        0       0      $31,200      0
    Sales        1994   $107,000$18,688    $0        0       0      $18,977      0

Annette Stanoch  1996   $130,833$36,600    $0        0       0        $0         0
  Vice President1995(b) $110,000$15,200    $0        0       0      $31,200      0
    Planning     1994   $107,500$18,688    $0        0       0      $18,977      0


Jay Smolyn       1996   $130,833$36,600   $0         0        0       $0        0
                 ----   ----------------  ---        -        -       ---       -
  Vice President 1995   $110,000$15,200   $0         0        0        $0        0
---------------- ----   ----------------  ---        -        -        --        -
    Operations   1994   $105,000$18,688    $0        0        0        $0        0
--------------   ----   ----------------   --        -        -        --        -



     (a) On March 6, 1990, in connection with its acquisition of all of the issued and outstanding capital stock of Round Valley Computer Center, Inc. ("RVCC") from RVCC's sole stockholders, Mark Stanoch, Annette Stanoch and a third individual, the Corporation agreed pursuant to the Acquisition Agreement to pay the three RVCC stockholders a percentage of TransNet's consolidated pre-tax profits (including RVCC's) varying from 10% to 12% in the aggregate with respect to each fiscal year from 1990 through 1995.
     (b) With respect to the incentive bonus paid to Mr. and Mrs. Stanoch, respectively, for the fiscal year ended June 30, 1995, payment of $12,667 of the bonus was paid in fiscal 1996.

Employment Agreements with Executive Officers

   TransNet has employment contracts in effect with Steven J. Wilk, Jay A. Smolyn, Mark Stanoch and Annette Stanoch which expire on June 30, 2000. Pursuant to the employment contracts, Steven J. Wilk's annual salary is "at least" $250,000 and Mr. Smolyn's, Mr. Stanoch's and Mrs. Stanoch's salary is "at least" $135,000 or, in each case, such greater amount as may be approved from time to time by the Board of Directors. The contracts also provide for additional incentive bonuses to be paid with respect to each of the Corporation's fiscal years based upon varying percentages of the Corporation's consolidated pre-tax income exclusive of extraordinary items (3% of the first $500,000, 4% of the next $500,000, 5% of the next $4,000,000 and 6% of amounts in excess of $5,000,000 for Steven J. Wilk, and 2% of pre-tax income in excess of $100,000 to the first $500,000 and 3% in excess of $500,00 for Mr. Smolyn, Mr. Stanoch and Mrs. Stanoch). Steven J. Wilk's employment contract provides for a continuation of full amount of salary payments for 6 months and 50% of the full amount for the remainder of the term in the event of illness or injury. In addition, the employment contracts contain provisions providing in the event of a hostile change of control of the Corporation and a resultant termination of the employee's employment prior to expiration of the employment agreement, Mr. Smolyn, Mr. Stanoch and Mrs. Stanoch would receive a lump sum payment equal to 80% of the greater of his/her then current annual salary or his/her previous calendar year's gross wages including the additional incentive compensation multiplied by the lesser of five or the number of years remaining in the agreement. In the case of Steven J. Wilk, the contract provides that in the event of termination of employment due to a hostile change in control, he may elect to serve as consultant at his current salary and performance bonus for a period of five years beginning at the date of the change in control, or he may elect to receive a lump sum payment which would be the greater of 80% of his then current salary or 80% of his previous years gross wages times five. The contracts for Mr. Smolyn, Mr. Stanoch and Mrs. Stanoch provide that the Corporation may terminate his/her employment, with or without cause. If said termination is without cause, the Corporation shall pay the Employee an amount equal to compensation payable for a period of one-half of the contract period remaining, not to exceed compensation for 18 months. Steven J. Wilk's employment agreement provides that should the Corporation terminate his employment (other than for the commission of willful criminal acts), he may elect to continue as consultant to the Corporation at his then current compensation level, including the performance bonus, for the lesser of two (2) years or the remainder of the contract term or he may elect to receive a lump sum payment equal to eighty percent of his then current salary plus incentive bonus times the lesser of two (2) years or the remainder of the contract.


Director's Compensation

     During fiscal 1996, the Company paid $5,000 in directors' fees to each of its three outside directors.

Stock Options

     No options to acquire TransNet Corporation stock were held by the Corporation's executive officers at June 30, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth, as of August 31, 1996 , the number of shares of TransNet's common stock owned beneficially to the knowledge of the Corporation, by each beneficial owner of more than 5% of such common stock, by each director owning shares and by all officers and directors of the Corporation as a group.



Name of Beneficial            Amount of Shares              Percent of
Owner                         Beneficially Owned            Class

Directors   ____
Steven J. Wilk (a)             393,500 shs                    8%
John J. Wilk (a)               221,550 shs                    4%
Jay A. Smolyn (a)               85,000 shs                    2%
Susan Wilk-Cort (a)             85,500 shs                    2%
Vincent Cusumano (a)                 0 shs                    ----
Earle Kunzig (a)                 1,600 shs                    ----
Raymond J. Rekuc (a)                 0 shs                    ----


All officers and directors    952,650 shs (b)                 18%
as a group (nine persons)

     (a) The address of all directors is 45 Columbia Road, Branchburg, New Jersey 08876.

     John J. Wilk and Steven J. Wilk, chairman of the board of directors and president of the Corporation as well as beneficial owners of 4% and 8% respectively, of TransNet's common stock may be deemed to be a "parent" of the Corporation within the meaning of the Securities Act of 1933.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Item 2 herein as to the leasing by the Corporation of its principal facility in Branchburg, New Jersey from a partnership consisting of its Chairman of the Board and an outside Director and its leasing of the premises utilized by its Lebanon, New Jersey computer store from two of its officers.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

            (a)  1.  Financial Statements
                  (Y)  Independent Auditor's Report.
                  (Y)  Consolidated Balance Sheets as of June 30, 1996 and
                       June 30, 1995.
                  (Y) Consolidated Statements of Operations for the Years Ended June 30, 1996, 1995 and 1994.
                  (Y) Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1996, 1995 and 1994.
                  (Y) Consolidated Statements of Cash Flows for the Years Ended June 30, 1996, 1995 and 1994.
                  (Y)  Notes to Consolidated Financial Statements

            (b)  Reports on Form 8-K
                  The Corporation did not file any reports on Form 8-K with respect to or during the quarter ended June 30, 1996.

     (c)  Exhibits                        Incorporated by Reference to

     3.1(a ) Certificate of Incorporation,Exhibit 3(A) to Registration
     as amended                           Statement on Form S-1 (File No. 2-
                                          42279)

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

     3.2(a) Amended By-Laws               Exhibit 3 to Annual Report on Form
                                          10-K for year ended June 30, 1987

     3.2(b) Article VII, Section 7 of the Exhibit to Current Report on
     By-Laws, as amended                  Form 8-K for January 25, 1990

     Exhibits                             Incorporated by Reference to

     4.1 Specimen Common Stock            Exhibit 4(A) to Registration Statement
     Certificate                          on Form S-1 (File No. 2-42279)

     10.1 March 1, 1991 lease agreement   Exhibit 10.1 to Annual Report between
     W. Realty and the                    Form 10-K for year ended June 30, 1991
     Corporation for premises at 45
     Columbia
     Road, Somerville (Branchburg), New Jersey

     10.2  February 1, 1996 amendment to
     Lease Agreement between W. Realty and
     the Corporation for premises at
     45 Columbia Road, Somerville, New Jersey

     10.3  Employment Agreements effective
     July 1, 1995 with Steven J. Wilk, Jay A.
     Smolyn, Annette Stanoch and Mark Stanoch

     10.4 Form of Rights Agreement       Exhibit to Current Report on Form as of
        dated as of February 6, 1990 between     8-K for January 25, 1990

     TransNet and The Trust Company of
     New Jersey, as Rights Agent

     10.5 Acquisition Agreement dated Exhibit to Current Report on Form March 6, 1990 between TransNet and 8-K for March 6, 1990 Selling Stockholders of Round Valley Computer Center, Inc.


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

Registrant:                               TransNet Corporation

Date:    October 7, 1996                  By /s/ Steven J. Wilk
                                          ---------------------
                                          Steven J. Wilk
                                          Chief Executive Officer



Date:    October 7, 1996                  By /s/ John J. Wilk
                                          -------------------
                                          John J. Wilk
                                          Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By /s/ Steven J. Wilk                           Date:
   Steven J. Wilk, Director

By /s/ John J. Wilk                             Date:
   John J. Wilk, Director

By /s/ Jay A. Smolyn                            Date:
   Jay A. Smolyn, Director

By /s/ Raymond J. Rekuc                         Date:
   Raymond J. Rekuc, Director

By /s/ Susan M. Wilk                            Date:
   Susan M. Wilk, Director