Form 10-Q
period 1996-09-30
TRANSNET CORP
filed 1996-11-14
CIK 99313

Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________________to _________________

For Quarter Ended September 30, 1996

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

Registrant's Telephone Number, Including 908-253-0500
----------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes __X__            No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 8, 1996: 5,216,804.

                             TRANSNET CORPORATION
                                  FORM 10-Q

                              TABLE OF CONTENTS

                                                                   Page No.


PART I.  FINANCIAL INFORMATION

      Consolidated Balance Sheets
            September 30, 1996 and June 30, 1996                      3


      Consolidated Statements of Operations
            Three Months Ended September 30, 1996 and 1995            4


      Consolidated Statements of Cash Flows
            Three Months Ended September 30, 1996 and 1995        5 - 6


      Notes to Consolidated Financial Statements                      7


      Management's Discussion and Analysis                        8 - 9



PART II.  OTHER INFORMATION                                          10

                    TRANSNET CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                                    ASSETS
                                               September 30,        June 30,
                                                  1 9 9 6            1 9 9 6
CURRENT ASSETS:
   Cash and Cash Equivalents                $   1,688,083       $   2,383,741
   Accounts Receivable - Net                    7,769,808           7,366,019
   Inventories                                  3,140,578           3,642,228
   Deferred Tax Asset                             314,750             314,750
   Other Current Assets                           240,346             465,943
                                            -------------        ------------

   TOTAL CURRENT ASSETS                     $  13,153,565       $  14,172,681
   --------------------                     -------------       -------------

PROPERTY AND EQUIPMENT - NET                $   1,102,517       $   1,158,083
----------------------------                -------------       -------------

OTHER ASSETS                                $   1,040,240       $   1,051,261
------------                                -------------       -------------

   TOTAL ASSETS                             $  15,296,322       $  16,382,025
   ------------                             =============       =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts Payable                         $     740,705       $   1,739,706
   Accrued Expenses                               521,155             539,104
   Floor Plan Payable                           2,617,638           2,852,328
   Deferred Income                                253,315             319,284
   Other Current Liabilities                      150,126             215,501
                                            -------------      --------------

   TOTAL CURRENT LIABILITIES                $   4,282,939       $   5,665,923
   -------------------------                -------------       -------------

   DEFERRED TAX LIABILITY                   $      48,750       $      48,750
   ----------------------                   -------------       -------------

STOCKHOLDERS' EQUITY:
   Capital Stock - Common $.01 Par Value,
   Authorized 15,000,000 Shares;
   Issued 7,469,524 Shares
   (of which 2,252,720 are in Treasury)     $      74,695       $      74,695

   Paid-In Capital                             10,686,745          10,686,745
   Retained Earnings                            6,420,836           6,123,555
                                            -------------      --------------

   Totals                                   $  17,182,276       $  16,884,995
   Less:  Treasury Stock - At Cost             (6,217,643)         (6,217,643)
                                          ----------------      --------------

   TOTAL STOCKHOLDERS' EQUITY               $  10,964,633       $  10,667,352
   --------------------------               -------------       -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                 $    15,296,322       $  16,382,025
   ------                                 ===============       =============

See Notes to Consolidated Financial Statements.

                     TRANSNET CORPORATION AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)


                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                   1 9 9 6           1 9 9 5


REVENUE                                      $   16,539,108     $  15,729,967
-------

COST OF REVENUE                                  14,696,920        14,013,222
---------------                              --------------     -------------

   GROSS PROFIT                              $    1,842,188     $   1,716,745
   ------------                              --------------     -------------


EXPENSES
Selling, General and Administrative Expenses $    1,560,137     $   1,425,518
Bad Debt Expense                                      7,500            12,000
                                             --------------     -------------

                                             $    1,567,637     $   1,437,518
                                             --------------     -------------


OPERATING INCOME                             $      274,551     $     279,227
-----------------                            --------------     -------------

OTHER INCOME (EXPENSE)
   Interest Income                           $       28,032     $      17,926
   Interest Expense                                  (5,302)          (61,037)
                                             ---------------    -------------

   TOTAL OTHER INCOME (EXPENSE) - NET        $       22,730     $     (43,111)
   ----------------------------------        --------------     --------------

INCOME BEFORE PROVISION
   FOR INCOME TAXES                          $      297,281     $     236,116
   ----------------

PROVISION FOR INCOME TAX                                  0                 0
------------------------                     --------------     -------------


NET  INCOME                                  $      297,281     $     236,116
                                             ==============     =============

INCOME PER COMMON SHARE                      $         0.06     $        0.05
-----------------------                      ==============     =============



See Notes to Consolidated Financial Statements.

                     TRANSNET CORPORATION AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)


                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                   1 9 9 6         1 9 9 5


OPERATING ACTIVITIES:
     Net Income                                 $   297,281     $   236,116
                                                -----------     -----------
     Adjustments to Reconcile Net Income
          to Net Cash:
     Depreciation and Amortization              $    88,803     $    36,756

Changes in Assets and Liabilities:
     (Increase) Decrease in:
     Accounts Receivable                           (403,789)      2,227,271
     Inventory                                      501,650       1,293,612
     Other Current Assets                           225,597        (412,246)
     Other Assets                                      (979)         (2,668)

Increase (Decrease) in:
     Accounts Payable and Accrued
       Expenses                                  (1,016,950)     (1,310,915)
     Deferred Income                                (65,969)       (100,580)
     Other Current Liabilities                      (65,375)       (131,956)
                                                ------------    ------------

Total Adjustments                               $  (737,012)    $ 1,599,274
                                                ------------    -----------

NET CASH - OPERATING ACTIVITIES - FORWARD       $  (439,731)    $ 1,835,390
-----------------------------------------       ------------    -----------


INVESTING ACTIVITIES:
     Capital Expenditures                       $   (21,237)    $    ---

NET CASH - INVESTING ACTIVITIES - FORWARD           (21,237)    $       ---
-----------------------------------------         ---------     -----------




See Notes to Consolidated Financial Statements.

                     TRANSNET CORPORATION AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)



                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                   1 9 9 6          1 9 9 5

NET CASH - OPERATING ACTIVITIES -
     Forwarded                                  $  (439,731)    $ 1,835,390
     ---------                                  ------------    -----------


NET CASH - INVESTING ACTIVITIES -
     Forwarded                                  $(21,237)    $
     ---------                                  ---------    -------
FINANCING ACTIVITIES
     Floor Planning Payable                     $  (234,690)    $(2,117,064)
     ----------------------                     ------------    --------------

NET CASH - FINANCING ACTIVITIES           $         (234,690)   $(2,117,064)
-------------------------------                -------------    -----------


NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                           $  (695,658)    $  (281,674)
     ----------------                           -----------     -----------


CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIODS                       $ 2,383,741     $ 1,549,206
     --------------------                       -----------     -----------


CASH AND CASH EQUIVALENTS AT
     END OF PERIODS                             $ 1,688,083     $ 1,267,532
     --------------                             ===========     ===========



See Notes to Consolidated Financial Statements.

                     TRANSNET CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Information as of September 30, 1996 and 1995 is unaudited)


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

     Earnings Per Share: Earnings per common share are based on 5,216,804 weighted shares outstanding for the periods ended September 30, 1996 and 1995.


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

     The Corporation has a deferred tax asset of $1,120,000 based on net operating loss carryforwards of approximately $1,700,000. A valuation allowance of $805,250 has been provided against this deferred asset. Realization of the tax asset is dependent upon future events effecting utilization of the net operating loss carryforwards ("NOL's").
     NOL's expire in the years 2005 and 2006.

     Current tax expense of $117,200 has been offset by the net operating loss carryforward benefit of $117,200.

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

     These statements should be read in conjunction with the summary of significant accounting policies and notes contained in the Corporation's annual report on Form 10-K for the year ended June 30, 1996.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

Revenues for the three months ended September 30, 1996 were $16,539,108 as compared with $15,729,967 for the quarter ended September 30, 1995. For the quarter ended September 30, 1996 the Corporation reported net income of $297,281 as compared with net income of $236,116 for the corresponding period in 1995. The increase in revenues is due to increases in hardware sales as well as increased demand for the Corporation's technical services (hardware service contracts, technical support contracts and training).

Earnings for the quarter ended September 30, 1996 are attributable to increased revenues, management's concentration on sales of network and system integration products which yield higher profit margins, the Corporation's technical service and support programs, and continued adherence to cost control measures. Service related revenues, though not a material source of the Corporation's revenues, are significant in their contributions to earnings because these operations yield a higher profit margin than equipment sales. The Corporation anticipates that the technical service segments of its operations will continue to expand in the future. For the quarter ended September 30, 1996, the increase in revenues from the provision of service, support, outsourcing and network integration is largely the result of the Corporation renewing and/or entering into service contracts with a number of large corporate customers. Most of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

The computer industry continually faces manufacturers' reductions in prices on a wide array of products, thereby increasing competition, which results in lower prices to customers and a reduction in profit margins. To maximize the Corporation's profit margin, management has modified its marketing strategy and has enforced expense controls. Management's current marketing strategy is designed to increase sales of lower revenue/higher profit margin products related to service and support operations. Management's efforts include primarily targeting commercial customers, and to a lesser extent educational customers, who provide marketplaces for a wide range of products and services at one time, a cost-effective approach to sales. Management believes it maximizes profits through concentration on sales of value-added applications; promotion of the Corporation's service and support operations; and strict adherence to cost-cutting controls. Management emphasizes the promotion of its technical service, support, outsourcing and network integration capabilities, and continues the aggressive pursuit of an increased volume of equipment sales and promotion of its training services.

Interest income for the quarter increased as compared to the corresponding period in the prior year because of the increase in the amount of funds invested and higher yields. Interest expense decreased in the quarter ended September 30, 1996 compared to the same period in 1995 as a result of management's efforts to shorten the collection cycles of accounts receivable, with a resulting reduction in related financing costs.

Selling, general and administrative expenses remained relatively constant at approximately 9% of revenues for the quarter ended September 30, in both fiscal 1996 and 1995 periods, due to management's strict adherence to cost-control measures.

Liquidity and Capital Resources

There are no material commitments of the Corporation's capital resources.

The Corporation currently finances a portion of its accounts receivable and finances purchases of portions of its inventory through floor-planning arrangements under which such inventory secures the amount outstanding. Inventory decreased in the quarter ended September 30, 1996 as compared to the corresponding period in 1995 in response to increased inventory turns related to the higher volume of sales. Management shall continue its efforts to increase turnover and to provide the Corporation with protection against inventory obsolescence resulting from the rapid technological advances of the computer industry.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

Accounts receivable and payable decreased for the quarter ended September 30, 1996 compared with the same period in 1995 as a result of management's efforts to shorten receivable and payable cycles. Cash levels decreased in the three months ended September 30, 1996 as compared to a decrease in cash levels during the corresponding period in 1995. The decrease is due to scheduled payment requirements under the floor planning arrangements.

For the fiscal quarter ended September 30, 1996, as in the fiscal quarter ended September 30, 1995, the internal resources of the Corporation were sufficient to enable the Corporation to meet its obligations.

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




DATE:  November  13, 1996