Form 10-Q
period 1996-12-31
TRANSNET CORP
filed 1997-02-14
CIK 99313

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE      SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                       OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE   SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________________to _________________

For Quarter Ended December 31, 1996


                              TRANSNET CORPORATION
             (Exact name of registrant as specified in its charter)

        DELAWARE________________          ______________22-1892295_________
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

45 Columbia Road, Somerville, New Jersey               08876-3576_
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

    Yes  X        No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 5, 1997: 5,216,804.

                              TRANSNET CORPORATION
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                        Page No.


PART I.  FINANCIAL INFORMATION

      Consolidated Balance Sheets
            December 31, 1996 and June 30, 1996                       1


      Consolidated Statements of Operations
            Three Months Ended December 31, 1996 and 1995             2
            Six Months Ended December 31, 1996 and 1995               3


      Consolidated Statements of Cash Flows
            Six Months Ended December 31, 1996 and 1995           4 - 5


      Notes to Consolidated Financial Statements                  6 - 7


      Management's Discussion and Analysis                        8 - 9



PART II.  OTHER INFORMATION                                          10












                                       i.

                      TRANSNET CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS
                                               December 31,         June 30,
                                                  1 9 9 6            1 9 9 6
CURRENT ASSETS:
   Cash and Cash Equivalents                $   2,101,280       $   2,383,741
   Accounts Receivable - Net                    9,254,180           7,366,019
   Inventories                                  3,325,421           3,642,228
   Deferred Tax Asset                             314,750             314,750
   Other Current Assets                           154,999             465,943
                                            -------------        ------------

   TOTAL CURRENT ASSETS                     $  15,150,630       $  14,172,681
   --------------------                     -------------       -------------

PROPERTY AND EQUIPMENT - NET                $   1,025,714       $   1,158,083
----------------------------                -------------       -------------

OTHER ASSETS                                $   1,070,719       $   1,051,261
                                            -------------       -------------

   TOTAL ASSETS                             $  17,247,063       $  16,382,025
   ------------                             =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts Payable                         $   1,706,097       $   1,739,706
   Accrued Expenses                               469,447             539,104
   Floor Plan Payable                           3,298,476           2,852,328
   Deferred Income                                153,647             319,284
   Other Current Liabilities                      266,283             215,501
                                            -------------      --------------

   TOTAL CURRENT LIABILITIES                $   5,893,950       $   5,665,923
   -------------------------                -------------       -------------

   DEFERRED TAX LIABILITY                   $      48,750       $      48,750
   ----------------------                   -------------       -------------

STOCKHOLDERS' EQUITY:
   Capital Stock - Common $.01 Par Value,
   Authorized 15,000,000 Shares;
   Issued 7,469,524 Shares
   (of which 2,252,720 are in Treasury)     $      74,695       $      74,695

   Paid-In Capital                             10,686,745          10,686,745
   Retained Earnings                            6,760,566           6,123,555
                                            -------------      --------------

   Totals                                   $  17,522,006       $  16,884,995
   Less:  Treasury Stock - At Cost             (6,217,643)         (6,217,643)
                                            --------------      --------------

   TOTAL STOCKHOLDERS' EQUITY               $  11,304,363       $  10,667,352
   --------------------------               -------------       -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                   $  17,247,063       $  16,382,025
                                            =============       =============
See Notes to Consolidated Financial Statements.
                                          1

                      TRANSNET CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                               THREE MONTHS ENDED DECEMBER 31,
                                                   1 9 9 6           1 9 9 5


REVENUE                                      $   19,496,903     $  17,454,435
-------

COST OF REVENUE                                  17,415,384        15,582,064
                                             --------------     -------------
   GROSS PROFIT                              $    2,081,519     $   1,872,371
   ------------                              --------------     -------------


SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                   $    1,728,848     $   1,545,151
   -----------------------                   --------------     -------------

OPERATING INCOME                             $      352,671     $     327,220
-----------------                            --------------     -------------

OTHER INCOME (EXPENSE)
   Interest Income                           $       17,740     $      13,657
   Interest Expense                                 (30,681)          (50,896)
                                             --------------     -------------

   TOTAL OTHER INCOME (EXPENSE) - NET        $      (12,941)    $     (37,239)
   ----------------------------------        --------------     -------------

INCOME BEFORE PROVISION
   FOR INCOME TAXES                          $      339,730     $     289,981
   ----------------

PROVISION FOR INCOME TAX                                  0                 0
                                             --------------     -------------

NET  INCOME                                  $      339,730     $     289,981
------------                                 ==============     =============

INCOME PER COMMON SHARE                      $         0.07     $        0.06
-----------------------                      ==============     =============

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                SIX MONTHS ENDED DECEMBER 31,
                                                   1 9 9 6           1 9 9 5


REVENUE                                      $   36,036,011     $  33,184,402
-------

COST OF REVENUE                                  32,112,304         29,595,286

   GROSS PROFIT                              $    3,923,707     $    3,589,116
   ------------                              --------------     --------------

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                   $    3,296,485     $   2,982,669
   -----------------------                   --------------     -------------

OPERATING INCOME                             $      627,222     $     606,447
-----------------                            --------------     -------------

OTHER INCOME (EXPENSE)
   Interest Income                           $       45,772     $      31,583
   Interest Expense                                 (35,983)         (111,933)
                                             --------------     -------------

   TOTAL OTHER INCOME (EXPENSE) - NET        $        9,789     $     (80,350)
   ----------------------------------        --------------     --------------

INCOME BEFORE PROVISION
   FOR INCOME TAXES                          $      637,011     $     526,097
   ----------------

PROVISION FOR INCOME TAX                      _____________0     ____________
 NET INCOME                                  $      637,011     $     526,097
------------                                 ==============     =============

INCOME PER COMMON SHARE                      $          0.12    $        0.10
-----------------------                      ===============    =============

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                              SIX MONTHS ENDED DECEMBER 31,
                                                   1 9 9 6         1 9 9 5


OPERATING ACTIVITIES:
     Net Income                                 $   637,011     $   526,097
                                                -----------     -----------
     Adjustments to Reconcile Net Income
          to Net Cash:
     Depreciation and Amortization              $   177,606     $    73,512

Changes in Assets and Liabilities:
     (Increase) Decrease in:
     Accounts Receivable                         (1,888,161)     (1,243,755)
     Inventory                                      316,807       1,184,387
     Other Current Assets                           310,944          (9,701)
     Other Assets                                   (43,458)         (1,169)

Increase (Decrease) in:
     Accounts Payable and Accrued Expenses         (103,266)     (2,219,182)
     Deferred Income                               (165,637)       (201,617)
     Other Current Liabilities                       50,782         (69,738)
                                                -----------     ------------

Total Adjustments                               $(1,344,383)    $(2,487,263)
                                                ------------    ------------

NET CASH - OPERATING ACTIVITIES - FORWARD       $  (707,372)    $(1,961,166)
-----------------------------------------       ------------    ------------


INVESTING ACTIVITIES:
     Capital Expenditures                       $__   (21,237)  $_____---
                                                 -------------   --------

NET CASH - INVESTING ACTIVITIES - FORWARD       $_ __(21,237)   $_____---
-----------------------------------------       -------------    --------

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                SIX MONTHS ENDED DECEMBER 31,
                                                   1 9 9 6          1 9 9 5

NET CASH - OPERATING ACTIVITIES -
     Forwarded                                  $  (707,372)    $(1,961,166)
     ---------                                  ------------    ------------


NET CASH - INVESTING ACTIVITIES -
     Forwarded                                  $___(21,237)    $____---___
     ---------                                  -   --------    -    ------

FINANCING ACTIVITIES
     Floor Plan Payable                         $    446,148    $ 2,219,648
     ------------------                          -----------     ----------

NET CASH - FINANCING ACTIVITIES                 $   446,148     $ 2,219,648
-------------------------------                  ----------      ----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                           $  (282,461)    $   258,482
     ----------------                           ------------    -----------


CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIODS                       $ 2,383,741     $ 1,549,206
     --------------------                       -----------     -----------


CASH AND CASH EQUIVALENTS AT
     END OF PERIODS                             $ 2,101,280     $ 1,807,688
     --------------                             -----------     -----------

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Information as of December 31, 1996 and 1995 is unaudited)


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

     Earnings Per Share: Earnings per common share are based on 5,216,804 weighted shares outstanding for the periods ended December 31, 1996 and 1995, respectively.


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

     The Corporation has a deferred tax asset of $865,000 based on net operating loss carryforwards of approximately $1,400,000. A valuation allowance of $550,250 has been provided against this deferred asset. Realization of the tax asset is dependent upon future events effecting utilization of the net operating loss carryforwards ("NOL's"). NOL's expire in the years 2005 and 2006.

     Current tax expense of $254,800 has been offset by the net operating loss carryforward benefit of $254,800 for the six months ended December 31, 1996. Tax expense and carryforward benefit amounted to $137,600 for the three month period ended December 31, 1996.
                                          6

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
Revenues for the three months ended December 31, 1996 were $19,496,903 as compared with $17,454,435 for the quarter ended December 31, 1995. For the quarter ended December 31, 1996 the Corporation reported net income of $339,730 as compared with net income of $289,981 for the similar period in 1995. For the six months ended December 31, 1996, revenues were $36,036,011, as compared to $33,184,402 reported for the similar period in 1995, with earnings of $637,011 for the period ended December 31, 1996, compared with net earnings of $526,097 for the same period in 1995. The increase in revenues is primarily due to increases in the sale of the Corporation's technical services (such as technical support, technical repair and maintenance services, system integrations, network design and installation, and training), and to a lesser extent to an increased volumes of hardware sales. The portion of increased revenues attributed to the increase in equipment sales was lessened from prior periods due to the impact of decreases in the prices of computer equipment.

Earnings for the quarter ended December 31, 1996 are attributable to increased service revenues, management's concentration on sales of network and system integration products which yield higher profit margins, the Corporation's technical service and support programs, and continued adherence to cost control measures. Service related revenues, though not a material source of the Corporation's revenues, are significant in their contributions to earnings because these operations yield a higher profit margin than equipment sales. The Corporation agressively increased its technical staff in response to the demand for its services, encountering the high level of competition in the industry and the shortage of qualified technical personnel. Management anticipates that the technical service segments of its operations will continue to expand in the future, and that the competition to hire and retain qualified personnel will similarly continue. For the quarter ended December 31, 1996, the increase in revenues from the provision of service, support, outsourcing and network integration is largely the result of the Corporation renewing and/or entering into service contracts with a number of large corporate customers. The majority of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

The computer industry continually faces manufacturers' reductions in prices on a wide array of products. These price reductions increase competition, creating pressure to lower prices to customers in order to remain competitive, which in turn results in the reduction of profit margins. To maximize the Corporation's profit margin, management has modified its marketing strategy, has enforced expense controls, and continually considers additional cost reduction measures, such as outsourcing such items as distribution activities. Management's current marketing strategy is designed to increase sales of lower revenue/higher profit margin products related to service and support operations. Management's efforts include targeting commercial customers, and to a lesser extent educational customers, who provide marketplaces for a wide range of products and services at one time, a cost-effective approach to sales. Management believes it maximizes profits through concentration on sales of value-added applications; promotion of the Corporation's service and support operations; and strict adherence to cost-cutting controls. Management emphasizes the promotion of its technical service, support, outsourcing and network integration capabilities, and continues the aggressive pursuit of an increased volume of equipment sales and promotion of its training services.

Interest income for the quarter increased as compared to the corresponding period in the prior year because of the increase in the amount of funds invested. Interest expense decreased in the quarter and six-month period ended December 31, 1996 compared to the same periods in 1995, as a result of management's efforts to shorten the collection cycles of accounts receivable, with a resulting reduction in related financing costs.

Although actual expenses increased in 1996 due to the expenses related to the significant increase in the Corporation's technical staff (discussed above), selling, general and administrative expenses remained relatively constant at approximately 9% of revenues for the quarter and six-months ended December 31, 1996 and 1995, due to management's strict adherence to cost-control measures.

Liquidity and Capital Resources
There are no material commitments of the Corporation's capital resources.

The Corporation currently finances a portion of its accounts receivable and finances purchases of portions of its inventory through floor-planning arrangements under which such inventory secures the amount outstanding. Inventory decreased in the quarter and six-month period ended December 31, 1996 as compared to the corresponding period in 1995 in response to increased inventory turns related to the higher volume of sales. Management shall continue its efforts to increase turnover and to provide the Corporation with protection against inventory obsolescence resulting from the rapid technological advances of the computer industry, as well as minimize floor plan financing.

Accounts receivable and payable increased for the quarter and six-month period ended December 31, 1996 compared with the same periods in 1995 as a result of increased sales. Cash levels decreased in the six month period ended December 31, 1996 as compared to the corresponding period in 1995. The decrease is due to scheduled payment requirements under the floor planning arrangements

For the fiscal quarter and six months ended December 31, 1996, as in the periods ended December 31, 1995 the internal resources of the Corporation were sufficient to enable the Corporation to meet its obligations.

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




DATE:  February 11, 1997
                                         10