Form 10-Q
period 1997-03-31
TRANSNET CORP
filed 1997-05-14
CIK 99313

Form 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                   OR

(  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to _________________

For Quarter Ended March 31, 1997


                          TRANSNET CORPORATION
         (Exact name of registrant as specified in its charter)

DELAWARE________________________                     22-1892295
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

45 Columbia Road, Somerville, New Jersey               08876-3576
(Address of principal executive offices)               (Zip Code)

Registrant's Telephone Number, including area code:908-253-0500

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

    Yes __X__            No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 26, 1997: 5,216,804.

                          TRANSNET CORPORATION
                               FORM 10-Q

                           TABLE OF CONTENTS


                                                                   Page No.


PART I.  FINANCIAL INFORMATION

      Consolidated Balance Sheets
            March 31, 1997 and June 30, 1996                          1

      Consolidated Statements of Operations
            Three Months Ended March 31, 1997 and 1996                2
            Nine Months Ended March 31, 1997 and 1996                 3


      Consolidated Statements of Cash Flows
            Nine Months Ended March 31, 1997 and 1996                 4


      Notes to Consolidated Financial Statements                      6


      Management's Discussion and Analysis                            8



PART II.  OTHER INFORMATION                                          10

                  TRANSNET CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)
                                 ASSETS
                                                 March 31,          June 30,
                                                  1 9 9 7            1 9 9 6
CURRENT ASSETS:
   Cash and Cash Equivalents                $   3,109,810       $   2,383,741
   Accounts Receivable - Net                   10,116,736           7,366,019
   Inventories                                  1,673,036           3,642,228
   Deferred Tax Asset                             314,750             314,750
   Other Current Assets                           374,995             465,943
                                            -------------        ------------

   TOTAL CURRENT ASSETS                     $  15,589,327       $  14,172,681
   --------------------                     -------------       -------------

PROPERTY AND EQUIPMENT - NET                $     927,083       $   1,158,083
----------------------------                -------------       -------------

OTHER ASSETS                                $   1,056,937       $   1,051,261
------------                                -------------       -------------

   TOTAL ASSETS                             $  17,573,347       $  16,382,025
   ------------                             =============       =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts Payable                         $   2,961,446       $   1,739,706
   Accrued Expenses                               463,705             539,104
   Floor Plan Payable                           2,181,323           2,852,328
   Deferred Income                                205,012             319,284
   Other Current Liabilities                      208,076             215,501
                                            -------------      --------------

   TOTAL CURRENT LIABILITIES                $   6,019,562       $   5,665,923
   -------------------------                -------------       -------------

   DEFERRED TAX LIABILITY                   $      48,750       $      48,750
   ----------------------                   -------------       -------------

STOCKHOLDERS' EQUITY:
   Capital Stock - Common $.01 Par Value,
   Authorized 15,000,000 Shares;
   Issued 7,469,524 Shares
   (of which 2,252,720 are in Treasury)     $      74,695       $      74,695

   Paid-In Capital                             10,686,745          10,686,745
   Retained Earnings                            6,961,238           6,123,555
                                            -------------      --------------

   Totals                                   $  17,722,678       $  16,884,995
   Less:  Treasury Stock - At Cost             (6,217,643)         (6,217,643)
                                          ----------------      --------------

   TOTAL STOCKHOLDERS' EQUITY               $  11,505,035       $  10,667,352
   --------------------------               -------------       -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                 $    17,573,347       $  16,382,025
   ------                                 ===============       =============

See Notes to Consolidated Financial Statements.

                 TRANSNET CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS

                              (UNAUDITED)


                                                 THREE MONTHS ENDED MARCH 31,
                                                   1 9 9 7           1 9 9 6


REVENUE                                      $   16,123,401     $  16,000,510
-------


COST OF REVENUE                                  14,354,376        14,212,711
---------------                              --------------     -------------

   GROSS PROFIT                              $    1,769,025     $   1,787,799
   ------------                              --------------     -------------

EXPENSES
Selling, General and
   Administrative Expenses                   $    1,598,060     $   1,553,929
                                             --------------     -------------

OPERATING INCOME                             $      170,965     $     233,870
-----------------                            --------------     -------------

OTHER INCOME (EXPENSE)
   Interest Income                           $       34,458     $      16,507
   Interest Expense                                  (4,752)          (46,962)
                                             ---------------    --------------

   TOTAL OTHER INCOME (EXPENSE) - NET        $       29,706     $    (30,455)
   ----------------------------------        --------------     -------------

INCOME BEFORE PROVISION
   FOR INCOME TAXES                          $      200,671     $     203,415
   ----------------

PROVISION FOR INCOME TAX                                 --                --
------------------------                     --------------     -------------

NET INCOME                                   $      200,671     $     203,415
-----------                                  ==============     =============

EARNINGS PER COMMON SHARE                    $         0.04     $        0.04
-------------------------                    ===============    ==============



See Notes to Consolidated Financial Statements.

                  TRANSNET CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                               (UNAUDITED)


                                                  NINE MONTHS ENDED MARCH 31,
                                                   1 9 9 7           1 9 9 6


REVENUE                                      $   52,159,412     $  49,184,912
-------

COST OF REVENUE                                  46,466,680        43,807,997
---------------                              --------------     -------------

   GROSS PROFIT                              $    5,692,732     $   5,376,915
   ------------                              --------------     -------------


EXPENSES
Selling, General and
   Administrative Expenses                   $    4,894,545     $   4,536,598
                                             --------------     -------------

OPERATING INCOME                             $      798,187     $     840,317
-----------------                            --------------     -------------

OTHER INCOME (EXPENSE)
   Interest Income                           $       80,230     $      48,090
   Interest Expense                                 (40,735)         (158,895)
                                             ---------------    --------------

TOTAL OTHER INCOME (EXPENSE) - NET           $       39,495     $   (110,805)
----------------------------------           --------------     -------------

INCOME BEFORE PROVISION
   FOR INCOME TAXES                          $      837,682     $     729,512
   ----------------

PROVISION FOR INCOME TAX                                 --                --
------------------------                     --------------     -------------

NET INCOME                                   $      837,682     $     729,512
----------                                   ==============     =============

EARNINGS PER COMMON SHARE                    $         0.16     $        0.14
-------------------------                    ===============    ==============


See Notes to Consolidated Financial Statements.

                 TRANSNET CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (UNAUDITED)


                                                 NINE MONTHS ENDED MARCH 31,
                                                   1 9 9 6         1 9 9 5


OPERATING ACTIVITIES:
     Net Income                                 $   837,682     $   729,512
                                                -----------     -----------
     Adjustments to Reconcile Net Income
          to Net Cash:
     Depreciation and Amortization                  288,237         134,268

Changes in Assets and Liabilities:
     (Increase) Decrease in:
     Accounts Receivable                        $(2,750,717)    $ 2,316,044
     Inventory                                    1,969,192       1,744,737
     Other Current Assets                            90,949        (483,780)
     Other Assets                                   (41,676)       (181,573)

Increase (Decrease) in:
     Accounts Payable and Accrued Expenses          475,336      (4,088,376)
     Deferred Income                              (114,272)          75,642
     Other Current Liabilities                       (7,425)        (42,804)
                                                ------------    ------------

Total Adjustments                               $   (90,376)    $  (525,842)
                                                ------------    ------------

NET CASH - OPERATING ACTIVITIES - FORWARD       $   747,306     $   203,670
-----------------------------------------       -----------     -----------


INVESTING ACTIVITIES:
     Capital Expenditures                       $   (21,237)    $   (15,104)
                                                ------------     -----------

NET CASH - INVESTING ACTIVITIES - FORWARD       $   (21,237)    $   (15,104)
-----------------------------------------       ------------    ------------





See Notes to Consolidated Financial Statements.

                 TRANSNET CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (UNAUDITED)



                                                  NINE MONTHS ENDED MARCH 31,
                                                   1 9 9 7          1 9 9 6


NET CASH - OPERATING ACTIVITIES -
     Forwarded                                  $   747,306     $   203,670
     ---------                                  -----------     -----------


NET CASH - INVESTING ACTIVITIES -
     Forwarded                                  $   (21,237)    $   (15,104)
     ---------                                  ------------    ------------

NET INCREASE IN CASH AND
     CASH EQUIVALENTS                           $   726,069     $   188,566
     ----------------                           -----------     -----------

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIODS                       $ 2,383,741     $ 1,549,206
     --------------------                       -----------     -----------

CASH AND CASH EQUIVALENTS AT
     END OF PERIODS                             $ 3,109,810     $ 1,737,772
     --------------                             ===========     ===========




See Notes to Consolidated Financial Statements.

                  TRANSNET CORPORATION AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Information as of March 31, 1997 and 1996 is unaudited)


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

     Earnings Per Share: Earnings per common share are based on 5,216,804 weighted shares outstanding for the periods ended March 31, 1997 and 1996, respectively.


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

     The Corporation has a deferred tax asset of $672,000 based on net operating loss carryforwards of approximately $1,200,000. A valuation allowance of $357,250 has been provided against this deferred asset. Realization of the tax asset is dependent upon future events effecting utilization of the net operating loss carryforwards ("NOL's"). NOL's expire in the years 2005 and 2006.

     Current tax expense of $334,800 has been offset by the net operating loss carryforward benefit of $334,800 for the nine months ended March 31, 1997. Tax expense and carryforward benefit amounted to $80,000 for the three month period ended March 31, 1997.


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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Revenues for the three months ended March 31, 1997 were $16,123,401 as compared with $16,000,510 for the quarter ended March 31, 1996. For the quarter ended March 31, 1997 the Corporation reported net income of $200,671 as compared with net income of $203,415 for the similar period in 1996. For the nine months ended March 31, 1997, revenues were $52,159,412, as compared to $49,184,912 reported for the similar period in 1996, with net earnings of $837,682 for the period ended March 31, 1997, compared with net earnings of $729,512 for the same period in 1996. The increase in revenues is due to increases in hardware sales as well as increased demand for the Corporation's technical services (hardware service contracts, technical support contracts and training).

Earnings for the quarter ended March 31, 1997 are attributable to increased service revenues, management's concentration on sales of network and system integration products which yield higher profit margins, the Corporation's technical service and support programs, and continued adherence to cost control measures. Service related revenues, though not a material source of the Corporation's revenues, are significant in their contributions to earnings because these operations yield a higher profit margin than equipment sales. The Corporation agressively increased its technical staff in response to the demand for its services, encountering the high level of competition in the industry and the shortage of qualified technical personnel. Management anticipates that the technical service segments of its operations will continue to expand in the future, and that the competition to hire and retain qualified personnel will similarly continue. For the quarter ended March 31, 1997, the increase in revenues from the provision of service, support, outsourcing and network integration is largely the result of the Corporation renewing and/or entering into service contracts with a number of large corporate customers. The majority of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

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

Interest income for the quarter increased as compared to the corresponding period in the prior year because of the increase in the amount of funds invested. Interest expense decreased in the quarter and nine-month period ended March 31, 1997 compared to the same periods in fiscal 1996, as a result of management's efforts to shorten the collection cycles of accounts receivable, with a resulting reduction in related financing costs.

Although actual expenses increased in 1996 due to the expenses related to the significant increase in the Corporation's technical staff (discussed above), selling, general and administrative expenses remained relatively constant at approximately 10% of revenues for the quarter and approximately 9% for the nine-months ended March 31, 1997 and 1996, due to management's strict adherence to costcontrol measures.

Liquidity and Capital Resources

There are no material commitments of the Corporation's capital resources.

The Corporation currently finances a portion of its accounts receivable and finances purchases of portions of its inventory through floor-planning arrangements under which such inventory secures the amount outstanding. Inventory decreased in the quarter and nine-month period ended March 31, 1997 as compared to the corresponding period in 1996 in response to increased inventory turns related to the higher volume of sales. Management shall continue its efforts to increase turnover and to provide the Corporation with protection against inventory obsolescence resulting from the rapid technological advances of the computer industry, as well as to minimize floor plan financing.

Accounts receivable and payable increased for the quarter and nine-month period ended March31, 1997 compared with the same periods in fiscal 1996 as a result of increased sales. Cash levels increased in the nine month period ended March 31, 1997 as compared to the decrease in the corresponding period in fiscal 1996. The increase is due to availability of funds resulting from customer payments of accounts receivable.

For the fiscal quarter and nine months ended March 31, 1997, as in the periods ended March 31, 1996 the internal resources of the Corporation were sufficient to enable the Corporation to meet its obligations.

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




DATE:  May 14, 1997