Form 10-K
period 1997-06-30
TRANSNET CORP
filed 1997-10-21
CIK 99313

SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D. C.  20549

                                             FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended June 30, 1997

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the Transition period from                    to

                              Commission File Number        0-8693


                                           TransNet Corporation
                      (Exact name of registrant as specified in its charter)

               Delaware                                22-1892295
      (State or other jurisdiction of    (I.R.S. Employer Identification Number)
      incorporation or organization)

      45 Columbia Road, Branchburg, New Jersey                     08876-3576
      (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code 908-253-0500

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                                   Common Stock, $.01 par value

Indicate by check mark whether the registrant [1] has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and [2] has been subject to such filing requirements for the past ninety days.
                                            YES X   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or in any amendment to this Form 10-K.
                                            [        ]

The  aggregate   market  value  of  the   registrant's   common  stock  held  by
non-affiliates of the registrant was approximately $12,594,984 on September 30, 1997 based upon the closing sales price on the NASDAQ System as of said date.

                            (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
The number of shares of the registrant's common stock outstanding on September 30, 1997 was 5,216,804 shares (exclusive of Treasury shares).

                                              PART I

ITEM 1.  BUSINESS

       TransNet Corporation ("TransNet" or the "Corporation") was incorporated in the State of Delaware in 1969. TransNet, a computer dealer, is engaged in the sale and technical support and service of local area networks and personal computer systems and peripheral equipment, software, and supplies. The sale of products and the promotion of technical services, the primary focus of the Corporation, are conducted through its own sales and service departments. As used herein, the term "Corporation" shall refer to TransNet and where the context requires, shall include TransNet and its wholly-owned subsidiary, Century American Corporation. Century American Corporation, formerly a leasing subsidiary, is currently inactive.

Description of Business

       Products, Sources, and Markets: The sale of computer and related equipment for local area networks ("LAN's") and personal computers ("PC's") accounted for the significant portion of the Corporation's revenues. The principal markets for the Corporation's products are commercial, governmental, and educational customers. These markets are reached by direct sales conducted through the corporate sales department based in Branchburg, New Jersey. In January 1997, due to intense competition from chain stores and a decline in the retail store's performance, the Corporation withdrew from the retail market and closed its TransNet Computer Store located in Lebanon, New Jersey.

       The Corporation is selective in choosing the products that it markets and its product mix is geared primarily to the requirements of its business customers. The products sold by the Corporation include business and personal desktop computer systems manufactured by International Business Machines ("IBM"), Apple Computer, Inc. ("Apple"), Compaq Computer Corporation ("Compaq"), NEC Technologies, Inc. ("NEC"), AST Research ("AST"), Hewlett-Packard Company ("Hewlett-Packard"), Sun Microsystems, Inc. ("Sun") and Toshiba American Information Systems, Inc. ("Toshiba"); related peripheral products such as network products of Compaq, Novell, Inc. ("Novell"), Cisco Systems, Inc. ("Cisco"), and Banyan Systems, Inc. ("Banyan"); selected software products; wireless communication products; and supplies produced by other manufacturers. The Corporation does not manufacture or produce any of the items it markets.

       The Corporation is currently an authorized dealer for Apple, AST, Compaq (including authorizations as a Compaq Enterpise Partner and a Compaq Certified Education Partner), Hewlett-Packard, IBM, NEC, Sun Microsystems, and Toshiba, Lotus Development Corporation ("Lotus"), Microsoft Corporation ("Microsoft"), Banyan, Cisco, Novell, and 3COM. The Corporation has received dealer authorization as an Airdata solutions provider for AT&T wireless services. In addition, the Corporation has entered into a Consulting Services Agreement with SAP America, Inc. ("SAP") under which SAP may use the Corporation in SAP's contracts as subcontractor for SAP related services. The Corporation also offers a variety of products manufactured by other companies including Okidata, and Hayes Microcomputer Products, Inc. Occasionally, the Corporation will order specific products to satisfy a particular customer requirement. The Corporation evaluates its product line and new products internally and through discussions with its vendors and customers.

       Software sold by the Corporation includes software designed for general business applications as well as specialized applications such as research, pharmaceuticals, and education; software for desktop publishing; and integrated packages.

       The Corporation maintains an inventory of its product line to provide shipments to customers. Back orders are generally immaterial, but manufacturers' product constraints occasionally impact the Corporation's inventory levels (see Management's Discussion and Analysis). Shipments are made from the Corporation's warehouse in Branchburg, New Jersey primarily through common carriers.

       The marketing of computers is generally not seasonal in nature.

       Technical Support and Service: The Corporation provides a wide variety of network services, personal computer support, repair and standard equipment maintenance. These services, which are generally performed at customer sites, include LAN and PC hardware support, systems integration services, help desk services, asset management, relocation services, and installation or installation coordination. The Corporation's staff of specially trained system engineers and service technicians provide service and support on an on-call basis for file servers, personal computers, laptop computers, printers and other peripheral equipment. In addition, the Corporation's in-house technical staff performs system configurations to customize computers to the customers' specifications. The Corporation also provides authorized warranty service on the equipment it sells. TransNet is an authorized service dealer for the following manufacturers: Apple, AST, Banyan, Compaq, Dell, Epson, Hewlett Packard, IBM, NEC, Novell, and Sun.


       The Corporation seeks highly qualified personnel and employs experienced system engineers and technicians to whom it provides authorized manufacturer training on an on-going basis. During fiscal 1997, the Corporation continued the rapid expansion of its technical staff in response to the increased volume of equipment sales and the increasing complexity of the systems to be configured.

       The Corporation's technical services are available to business and individual customers located within 100 miles of the Corporation's Branchburg,
New Jersey headquarters. Through a variety of alternatives, the Corporation offers repair or maintenance service at the customer site or on the
Corporation's premises. Maintenance and service contracts are offered to maintain and/or repair computer hardware. Technical support and services are performed pursuant to contracts of specified terms and coverage or on a time and materials basis and are available for a variety of services related to products marketed by the Corporation. In connection with its "TechNet" program, through which the Corporation stations service personnel at a customer's location on a full-time basis, the Corporation has entered into individual agreements with several large corporate customers to provide support and repair and maintenance services. Most agreements are for twelve months or less, although some existing agreements are for terms of one or two years. These agreements contain provisions allowing for termination prior to the expiration of the agreements. Although the agreements generally contain renewal terms, there is no assurance that the agreements will be renewed.

       In addition to services pursuant to a contract, repair and maintenance services are also available on a "time and materials" basis. The repair services usually consist of diagnosing and identifying malfunctions in computer hardware systems and replacing any defective circuit boards or modules. The defective items are generally repaired by in-house bench technicians or returned to the manufacturer for repair or replacement.

       In addition to servicing its own customers within its service area, the Corporation has been selected as a member of the Intelligent Systems Group ("ISG"), a group of dealers selected from Intelligent Electronics dealers. ISG members provide service to customers of other ISG members in instances in which a customer has locations outside the dealer's respective service areas, but within an ISG member's geographic area. Through this arrangement, TransNet can also assure its customers quality technical service at their locations nationwide.

       Service   operations,   although  not  a  material  source  of  revenues,
contribute to profits, as discussed in "Management's Discussion and Analysis."

       Training: The Corporation's headquarters houses its Training Center, which provides training to customers at the Center or at the customer site. The Corporation offers comprehensive training on hardware and software, including a wide variety of DOS, Windows, Macintosh and UNIX systems and network applications, operation, and maintenance. The Center has its own dedicated network and each instructor is certified by the software manufacturer. The Corporation's Training Center is an Apple Computer authorized training center and is also authorized for training on all Microsoft, Lotus, Quark, FrameMaker and Macromind products. The training activities of the Corporation are not a material source of revenues.

       Suppliers: In order to reduce its costs for computer and related equipment, in July 1990, the Corporation entered into a buying agreement with Connecting Point of America, Inc., a subsidiary of Intelligent Electronics, one of the largest computer aggregators in the United States. Intelligent Electronics recently was purchased by Ingram Micro, Inc., which assumed the earlier agreement. Under the agreement, the Corporation is able to purchase equipment of various manufacturers at discounts currently unavailable to it through other avenues. The agreement provides that the Corporation may terminate the arrangement upon sixty days notice. During fiscal 1997, the majority of the revenues generated by the Corporation from product sales were attributable to products purchased by the Corporation from Intelligent Electronics and then Ingram Micro, Inc. pursuant to the Agreement. The balance of the Corporation's product sales were attributable to products purchased from a variety of sources on an as needed order basis. Management fully anticipates that Ingram Micro, Inc. will be a major supplier during fiscal 1998.

       Customers: The majority of the Corporation's corporate customers are commercial users located in the New Jersey - New York City metropolitan area.

       During fiscal 1997, one customer accounted for approximately 58% of the Corporation's revenues, and an affiliate of the customer accounted for 11% of the Corporation's revenues. Such customer and its affiliate accounted for approximately 50% and 19%, respectively of the Corporation's revenues in fiscal 1996, and approximately 34% and 17%, respectively, in fiscal 1995. The loss of this customer would have a material adverse impact upon the Corporation if management could not replace the purchases of equipment and technical services with similar purchases from new accounts. No other customer accounted for more than 10% of the Corporation's revenues in fiscal 1997.

       Competition: The sale and service of personal computer systems is highly competitive and may be affected by rapid changes in technology and spending habits in both the business and institutional sectors. The Corporation is in direct competition with any business which is engaged in the sale and technical support and service of networks, personal computers and related peripherals. Management believes that the increasing complexity of personal computer systems, the use of personal computers in the workplace and the widespread utilization of personal computer networks have created an environment in which commercial customers require significant levels of sophisticated support services such as those provided by the Corporation. Management believes that TransNet's ability to combine competitive pricing with responsive and sophisticated support services allows it to compete effectively against a wide variety of alternative microcomputer sales and distribution channels, including independent dealers, direct mail and telemarketing, superstores and direct sales by manufacturers (including some of its own suppliers). The Corporation competes with numerous larger and longer established companies possessing substantially greater financial resources and substantially larger administrative, technical, marketing and servicing staffs, facilities and equipment.

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

       In the past several years, there have been frequent reductions in the price of computers. As a result, competition has increased and the Corporation lowered its prices to remain competitive. In addition, businesses able to purchase in larger volume than the Corporation have received higher discounts from manufacturers than the Corporation. These factors have resulted in a lower profit margin on the Corporation's equipment sales. As a result of its buying agreement with Ingram Micro, Inc. , the Corporation is able to purchase equipment at discounts otherwise unavailable to it, enabling the Corporation to be more price competitive. In a cost-effective marketing approach, the Corporation now targets larger customers with more diversified product needs for its marketing efforts in order to sell a greater number and variety of products and services at one or a limited number of locations, thereby improving its gross profit margins.

       The Corporation does not believe that it is a significant factor in any of its fields of activity.

       Trademarks: Other than the trademark of its name, TransNet holds no patents or trademarks.

       Employees: As of September 26, 1997, the Corporation employed 165 full-time employees and three (3) part-time employees. None of its employees are subject to collective bargaining agreements.


ITEM 2.  PROPERTIES

       The Corporation's executive, administrative, corporate sales offices, and service center are located in Branchburg, New Jersey, where the Corporation leases a building of approximately 21,000 square feet. This "net-net" lease, which currently provides for an approximately $15,492 monthly rental, expires in February 2001. The building is subleased from W Realty, a partnership consisting of John J. Wilk, Chairman of the Board and Raymond J. Rekuc, a Director, at terms which management believes are as favorable as available from unaffiliated third parties.

       See Note 7[A] of the Notes to Consolidated Financial Statements with respect to the Corporation's commitments for leased facilities.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted by the Corporation during the quarter ended June 30, 1997 to a vote of SECURITY HOLDERS.

                                            PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           SECURITY HOLDERS MATTERS

    TransNet's common stock is quoted and traded in the NASDAQ National Market System under the symbol "TRNT." The following table indicates the high and low closing sales prices for TransNet's common stock for the periods indicated based upon information supplied by the National Quotation Bureau Incorporated.

    On October 17, 1997, the Corporation was informed by NASDAQ that its common stock will be delisted from the NASDAQ National Market System on October 24, 1997 based on certain deficiencies asserted by the NASDAQ staff. The Corporation is in the process of requesting a hearing for a review of the staff's findings and, although no assurances can be given, believes that all of such "deficiencies" will be corrected prior to such hearing.

Calendar Year                               Closing Sales Prices
                                            High          Low

1995
      First Quarter                       1 15/16        1  9/16
      Second Quarter                      3  1/16        1  3/4
      Third Quarter                       6  3/16        2  7/16
      Fourth Quarter                      6              3  1/2

1996
      First Quarter                       4  3/8         2  7/8
      Second Quarter                      3  3/4         2 15/32
      Third Quarter                       3  3/8         1 15/16
      Fourth Quarter                      3  9/16        2 13/16

1997
      First Quarter                       3  3/8         2  3/8
      Second Quarter                      3  1/4         2  3/8

      As of October 9, 1997, the number of holders on record of TransNet's common stock was 3,523. Such number of record owners was determined from the Company's shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

      TransNet has not paid any dividends on its common stock since its inception.

ITEM 6.  SELECTED FINANCIAL DATA

                                             Y e a r s   e n d e d   J u n e   3 0,
                             ------------------------------------------------------
                                 1 9 9 7       1 9 9 6       1 9 9 5        1 9 9 4        1 9 9 3
                                 -------       -------       -------        -------        -------

Revenue                      $  68,631,322  $ 64,200,588  $  56,216,605 $  40,342,165  $ 28,903,305

Net Income                   $   1,032,567  $  1,001,640  $     882,466 $     393,870  $    264,644

Earnings Per Share           $         .20  $        .19  $         .17 $         .08  $        .05

Weighted Average
  Number of Shares               5,216,804     5,216,804      5,155,526     5,041,804     5,041,804

Total Assets                 $  18,224,298  $ 16,333,275  $  19,286,712 $  13,289,915  $ 10,513,428

Working Capital              $   9,830,264  $  8,506,758  $   7,554,094 $   7,225,788  $  6,845,754

                                                  6

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

       Revenues for the fiscal year ended June 30, 1997 were $68,631,322 as compared with $64,200,588 for the fiscal year ended June 30, 1996, and $56,216,605 for the fiscal year ended June 30, 1995. Revenues for fiscal 1997, 1996 and 1995 increased as compared to the respective prior year as the result of increased hardware sales and an increase in revenues from technical services (such as technical repair and maintenance, support, and network integration) and training services. Due to management's emphasis on the promotion of technical service and support operations and agreements with large organizations for service and support (as discussed below), technical service revenues increased by approximately 36% in fiscal 1997 as compared to fiscal 1996, and 25% in fiscal 1996 as compared to fiscal 1995.

       For fiscal 1997, the Corporation reported net income of $1,032,567, as compared with net income of $1,001,640 for fiscal 1996, and $882,466 for fiscal 1995. As referenced above, consecutive increases in net income for the years ended June 30, 1997, 1996 and 1995 is attributable to increased sales volume; increased technical service and support related revenues; management's concentration on sales of higher profit margin products such as network and system integration products; and continued adherence to cost control measures. Service related revenues, though not a material segment of Corporation revenues, are significant in their contributions to net income because these operations yield a higher profit margin than equipment sales. For the fiscal years ended June 30, 1997, 1996 and 1995, the respective increases in revenues from the provision of service, support, outsourcing and network integration is largely the result of the Corporation entering into service contracts with a number of corporate customers to provide service and support for the customer's personal computers, peripherals and networks. Most of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

       During the fiscal years discussed, the computer industry has experienced a trend of decreasing prices of computers and related equipment. Management believes that this trend will continue. Industrywide, the result of price erosion has been lower profit margins on sales, which require businesses to sell a greater volume of equipment to maintain past earning levels. In addition, manufacturers' shortages of certain products, known as product constraints, occasionally combine with the price decreases to impact the Corporation's revenue stream as occurred during the last quarter of fiscal 1996. The product constraints experienced in that quarter reduced the number of orders received by the Corporation, with resulting effects on inventory, accounts payable and receivable and cash levels. Another result of the price decreases has been intensified competition within the industry, including the consolidation of businesses through merger or acquisition and the entrance of manufacturers into technical services business. Management believes that the adoption of policies by many larger corporate customers which limit the number of vendors permitted to provide goods and services for specified periods of time has further increased price competition.

       To meet these competitive challenges and to maximize the Corporation's profit margin, management has modified its marketing strategy during these years and has enforced expense controls. Management's current marketing strategy is designed to increase sales of lower revenue/higher profit margin products related to service and support operations. Management's efforts include targeting commercial, educational and governmental customers which provide marketplaces for a wide range of products and services at one time, a cost-effective approach to sales. Management believes it maximizes profits through concentration on sales of value-added applications; promotion of the Corporation's service and support operations; and strict adherence to cost-cutting controls. In light of the above, management emphasizes and continues the aggressive pursuit of an increased volume of equipment sales, technical service and support programs, and promotion of its training services. In addition, the Corporation's buying agreement with Ingram Micro, Inc. enhances the Corporation's competitive edge through discounts unavailable through other sources.

       Selling, general and administrative expenses were approximately 9% of revenues for fiscal 1997, and remained constant as a percentage of revenues at approximately 10% of revenues for both fiscal 1996 and 1995. Management's adherence to cost control measures maintains the level of such expenditures.

       Interest income increased in fiscal 1997 as compared to the prior year primarily due to a stronger cash position, which allowed the Corporation to invest larger amounts than in prior years. Interest income increased in fiscal 1996 as compared to fiscal 1995 due to the rise in interest rates. Interest expense decreased in fiscal 1997 as compared to the prior year, also due to the improved cash position which limited the amount of financing extended under the floor planning arrangements described below. Interest expense increased in 1996 over 1995 as a result of financing costs associated with inventory.

Liquidity and Capital Resources

       There are no material commitments of the Corporation's capital resources, other than real estate leases and employment contracts entered into in the normal course of business.

       The Corporation currently finances the purchases of portions of its inventory through floor planning arrangements with a third-party lender and a manufacturer's affiliate under which such inventory secures the financed purchases. Inventory decreased in fiscal 1997 as a result of increased sales, and decreased in 1996 as compared to 1995 due to manufacturers' product constraints during the last quarter of fiscal 1996.

       Accounts receivable increased in fiscal 1997 over 1996 as a result of increased sales. Accounts payable decreased due to the improved cash position of the Corporation. Floor planning payables reflects an increase which is attributable to the increased volume of hardware sales. Accounts receivable and payable decreased for the period ended June 30, 1996 as a direct result of a decrease in revenues for the last quarter of fiscal 1996. The decrease in orders was attributable to the late spring announcement of new products by equipment manufacturers, which delayed orders until the new products were available after July 1996.

       For the fiscal year ended June 30, 1997, as in the fiscal years ended June 30, 1996 and 1995, the internal sources of the Corporation were sufficient to enable the Corporation to meet its obligations.

       Management has recently been apprised of an unasserted possible claim or assessment involving the Corporation's Pension Plan. The Plan was adopted in 1981 as a defined benefit plan. In 1989, various actions were taken by the Corporation to terminate the Plan, to convert it to a defined contribution plan and to freeze benefit accruals. No filing for plan termination was made with the Pension Benefit Guaranty Corporation [the "PBGC"]. Additionally, a final amended and restated plan document incorporating the foregoing amendments and other required amendments including those required by the Tax Reform Act of 1986 do not appear to have been properly adopted. In addition, since 1989, it appears that certain operational violations occurred in the administration of the Plan including the failure to obtain spousal consents in certain instances where it was required.

       The Corporation currently intends to (i) take corrective action under the IRS Walk-in Closing Agreement Program ["CAP"], (ii) apply for a favorable determination letter with respect to the Plan from the IRS, and (iii) terminate the Plan. The CAP program provides a correction mechanism for "non-amenders" such as the Corporation. Under CAP, the Corporation will be subject to a monetary sanction [which could range from $1,000 to approximately $40,000]. In addition, the Corporation will be required to correct, retroactively, operational violations, and to pay any resulting excise taxes and PBGC premiums and penalties that may be due. Special counsel has advised the Corporation that although it believes that the Corporation will incur some liability in connection with the correction of such operational violations, it is not possible to estimate the potential amount of or the range of liability at this time. Such counsel has also advised that depending on the corrections required, such liability could range from an insignificant to a material amount, but that due to the uncertainties involved, any estimate in dollar terms or the range of any such liability at this time would be speculative and potentially misleading.

ITEM 8.  FINANCIAL STATEMENTS

       Attached.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

       There were no disagreements on accounting and financial disclosure between the Corporation and its independent public accountants nor any change in the Corporation's accountants during the last fiscal year.

                                           PART III

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers and directors of the Corporation are as follows:

      Name                            Age          Position
      John J. Wilk (a)                69           Chairman of the Board and
                                                   Treasurer
      Steven J. Wilk (a)              40           President and Director
      Jay A. Smolyn                   41           Vice President, Operations
                                                   and Director
      Mark Stanoch (b)                45           Vice President, Sales
      Annette Stanoch (b)             44           Vice President, Planning
      Vincent Cusumano (c)(e)         62           Secretary and Director
      Earle Kunzig (c)(f)             58           Director
      Raymond J. Rekuc (d)(e)         52           Director
      Susan Wilk-Cort (a)                          Director

      (a) Steven J. Wilk and Susan Wilk-Cort are respectively, the son and daughter of John J. Wilk.
      (b) Mark Stanoch and Annette Stanoch are husband and wife.
      (c) Member of the Audit Committee.
      (d) Chairman of the Audit Committee.
      (e) Member of the Compensation Committee.
      (f) Chairman of the Compensation Committee.

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

      Raymond J. Rekuc, who was elected a TransNet director in August 1983, is currently the principal in Raymond J. Rekuc, Certified Public Accountant, an accounting firm located in Washington, New Jersey. He was a partner with Hess, Keeley & Company, Accountants and Auditors, Millburn, New Jersey from October 1980 until September 1986, when he became treasurer of Royalox International, Inc. of Asbury, New Jersey, an importer of luggage and luggage hardware. Mr. Rekuc provided financial consulting services to TransNet in 1990 through 1993. Mr. Rekuc is a member of the American Institute of Certified Public Accountants and the New Jersey Society of Certified Public Accountants, and is not actively engaged in the business of the Corporation.

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

Compliance with Section 16(a) of the Exchange Act

      Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Corporation pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, the Corporation believes that with respect to fiscal 1997, its officers, directors and beneficial owners of more than 10% of its equity timely complied with all applicable Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth information concerning the compensation paid or accrued by the Company during the three years ended on June 30, 1997, to its Chief Executive Officer and each of its other executive officers whose total annual salary and bonus for the fiscal year ended June 30, 1997, exceeded $100,000. All of the Company's group life, health, hospitalization or medical reimbursement plans, if any, do not discriminate in scope, terms or operation, in favor of the executive officers or directors of the Company and are generally available to all full-time salaried employees.

SUMMARY COMPENSATION TABLE


                                  Annual Compensation                Long-Term Compensation
                  ---------- ------------------------------  ----------------------------- -------------
Name and          Year Ended                  Other Annual   Options  Restricted   LTIP      All Other
Principal Position June 30,   Salary   Bonus  Compensation     SARs  Stock AwardsPayouts(a)Compensation
---------------------------- ---------------- -------------  ----------------------------- -------------

Steven J. Wilk       1997    $250,000 $46,644      $0           0         0         $0           0
  President and Chief1996    $240,833 $47,560      $0           0         0         $0           0
  Executive Officer  1995    $195,000 $25,400      $0           0         0         $0           0

Mark Stanoch         1997    $135,000 $30,822      $0           0         0         $0           0
  Vice President     1996    $130,833 $36,600      $0           0         0         $0           0
    Sales            1995(b) $110,000 $15,200      $0           0         0       $31,200        0

Annette Stanoch      1997    $135,000 $ 30,822     $0           0         0         $0           0
  Vice President     1996    $130,833 $36,600      $0           0         0         $0           0
    Planning         1995(b) $110,000 $15,200      $0           0         0       $31,200        0


Jay Smolyn           1997    $135,000 $ 30,822     $0           0         0         $0           0
                     ----    -----------------     ---          -         -         ---          -
  Vice President     1996    $130,833 $36,600      $0           0         0         $0           0
----------------     ----    -----------------     ---          -         -         ---          -
    Operations       1995    $110,000 $15,200      $0           0         0         $0           0
--------------       ----    -----------------     --           -         -         ---          -



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

Employment Agreements with Executive Officers

    TransNet has employment contracts in effect with Steven J. Wilk, Jay A. Smolyn, Mark Stanoch and Annette Stanoch which expire on June 30, 2000.
Pursuant to the employment contracts, Steven J. Wilk's annual salary is "at least" $250,000 and Mr. Smolyn's, Mr. Stanoch's and Mrs. Stanoch's salary is "at least" $135,000 or, in each case, such greater amount as may be approved from time to time by the Board of Directors. The contracts also provide for additional incentive bonuses to be paid with respect to each of the Corporation's fiscal years based upon varying percentages of the Corporation's consolidated pre-tax income exclusive of extraordinary items (3% of the first $500,000, 4% of the next $500,000, 5% of the next $4,000,000 and 6% of amounts in excess of $5,000,000 for Steven J. Wilk, and 2% of pre-tax income in excess of $100,000 to the first $500,000 and 3% in excess of $500,00 for Mr. Smolyn, Mr. Stanoch and Mrs. Stanoch). Steven J. Wilk's employment contract provides for a continuation of full amount of salary payments for 6 months and 50% of the full amount for the remainder of the term in the event of illness or injury. In addition, the employment contracts contain provisions providing in the event of a hostile change of control of the Corporation and a resultant termination of the employee's employment prior to expiration of the employment agreement, Mr. Smolyn, Mr. Stanoch and Mrs. Stanoch would each receive a lump sum payment equal to 80% of the greater of his/her then current annual salary or his/her previous calendar year's gross wages including the additional incentive compensation multiplied by the lesser of five or the number of years remaining in the agreement. In the case of Steven J. Wilk, the contract provides that in the event of termination of employment due to a hostile change in control, he may elect to serve as consultant at his current salary and performance bonus for a period of five years beginning at the date of the change in control, or he may elect to receive a lump sum payment which would be the greater of 80% of his then current salary or 80% of his previous year's gross wages times five. The contracts for Mr. Smolyn, Mr. Stanoch and Mrs. Stanoch provide that the Corporation may terminate his/her employment, with or without cause. If said termination is without cause, the Corporation shall pay the Employee an amount equal to compensation payable for a period of one-half of the contract period remaining, not to exceed compensation for 18 months. Steven J. Wilk's employment agreement provides that should the Corporation terminate his employment (other than for the commission of willful criminal acts), he may elect to continue as consultant to the Corporation at his then current compensation level, including the performance bonus, for the lesser of two (2) years or the remainder of the contract term or he may elect to receive a lump sum payment equal to eighty percent of his then current salary plus incentive bonus times the lesser of two
(2) years or the remainder of the contract.


Director's Compensation

      During fiscal 1997, the Company paid $5,000 in directors' fees to each of its three outside directors.

Stock Options

      No options to acquire TransNet Corporation stock were held by the Corporation's executive officers at June 30, 1997.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

      The following table sets forth, as of August 31, 1997 , the number of shares of TransNet's common stock owned beneficially to the knowledge of the Corporation, by each beneficial owner of more than 5% of such common stock, by each director owning shares and by all officers and directors of the Corporation as a group.



Name of Beneficial                  Amount of Shares                 Percent of
Owner                               Beneficially Owned                  Class

Directors
Steven J. Wilk (a)                      393,500 shs                       8%
John J. Wilk (a)                        196,550 shs                       4%
Jay A. Smolyn (a)                        85,000 shs                       2%
Susan Wilk-Cort (a)                      85,500 shs                       2%
Vincent Cusumano (a)                          0 shs                       ----
Earle Kunzig (a)                          1,600 shs                       ----
Raymond J. Rekuc (a)                          0 shs                       ----


All officers and directors             929,150 shs (b)                    18%
as a group (nine persons)

      (a) The address of all directors is 45 Columbia Road, Branchburg, New Jersey 08876.

      John J. Wilk and Steven J. Wilk, chairman of the board of directors and president of the Corporation as well as beneficial owners of 4% and 8% respectively, of TransNet's common stock may each be deemed to be a "parent" of the Corporation within the meaning of the Securities Act of 1933.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      See Item 2 herein as to the subleasing by the Corporation of its principal facility in Branchburg, New Jersey from a partnership consisting of its Chairman of the Board and an outside Director.

                                            PART IV

ITEM 14.     EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1.Financial Statements
            o  Independent Auditor's Report.
            o  Consolidated Balance Sheets as of June 30, 1997 and June 30,1996.
            o  Consolidated Statements of Operations for the Years Ended
               June 30, 1997, 1996 and 1995.
            o Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1997, 1996 and 1995.
            o Consolidated Statements of Cash Flows for the Years Ended June 30, 1997, 1996 and 1995.
            o  Notes to Consolidated Financial Statements

      (b) Reports on Form 8-K
            The Corporation did not file any reports on Form 8-K with respect to or during the quarter ended June 30, 1997.

      (c)  Exhibits                                Incorporated by Reference to

      3.1(a ) Certificate of Incorporation,        Exhibit 3(A) to Registration
      as amended                                   Statement on Form S-1 (File No. 2-42279)

      3.1(b) October 3, 1977 Amendment             Exhibit 3(A) to Registration
      to Certificate of Incorporation              Statement on Form S-1 (File No. 2-42279)

      3.1 (c) March 17, 1993 Amendment
      to Certificate of Incorporation

      3.2(a)  Amended  By-Laws                     Exhibit 3 to Annual  Report  on Form
                                                   10-K for year ended June 30, 1987

      3.2(b) Article VII, Section 7 of the         Exhibit to Current Report on
      By-Laws, as amended                          Form 8-K for January 25, 1990

      Exhibits                                     Incorporated by Reference to
      4.1 Specimen Common Stock                    Exhibit 4(A) to Registration Statement
      Certificate                                  on Form S-1 (File No. 2-42279)

      10.1  March 1, 1991  lease  agreement        Exhibit  10.1 to  Annual  Report on
      between W.  Realty  and the Corporation      Form 10-K for year ended June 30, 1991
      for premises at 45 Columbia 1991 Road,
      Somerville (Branchburg), New Jersey

      10.2 February 1, 1996  amendment to          Exhibit 10.2 to Annual Report on Lease
      Agreement  between  W.  Realty  and the      Form 10-K for year  ended June 30, the
      Corporation for premises at 45 Columbia
      Road, Somerville, New Jersey

      10.3  Employment Agreements effective        Exhibit 10.3 to Annual Report on
      July 1, 1995 with Steven J. Wilk, Jay A.     Form 10-K for year ended June 30,
      Smolyn, Annette Stanoch and Mark Stanoch     1996

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

      Name                                         State of Incorporation

      Century American Corporation                 Delaware

                                   INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of TransNet Corporation
  Somerville, New Jersey


               We have audited the accompanying consolidated balance sheets of TransNet Corporation and its subsidiary as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransNet Corporation and its subsidiary as of June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.








                                                   MOORE STEPHENS, P.C.
                                                   Certified Public Accountants.

Cranford, New Jersey
September 19, 1997


TRANSNET CORPORATION AND SUBSIDIARY
----------------------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------



                                                                                 June 30,
                                                                          1 9 9 7         1 9 9 6
Assets:
Current Assets:
  Cash and Cash Equivalents                                            $  3,336,917    $  2,383,741
  Accounts Receivable - Net                                               8,986,318       7,366,019
  Inventories                                                             3,274,462       3,642,228
  Other Current Assets                                                      324,546         465,943
  Deferred Tax Asset                                                        334,700         314,750
                                                                       ------------    ------------

  Total Current Assets                                                   16,256,943      14,172,681

Property and Equipment - Net                                                916,254       1,158,083

Other Assets                                                              1,051,101       1,051,261
                                                                       ------------    ------------

  Total Assets                                                         $ 18,224,298    $ 16,382,025
                                                                       ============    ============

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                                     $    965,340    $  1,739,706
  Accrued Expenses                                                          650,242         539,104
  Floor Plan Payable                                                      4,384,040       2,852,328
  Deferred Income                                                           162,576         319,284
  Other Current Liabilities                                                 264,481         215,501
                                                                       ------------    ------------

  Total Current Liabilities                                               6,426,679       5,665,923
                                                                       ------------    ------------

Deferred Tax Liability                                                       97,700          48,750
                                                                       ------------    ------------

Commitments and Contingencies                                                    --              --
                                                                       ------------    ------------

Stockholders' Equity:
  Capital Stock - Common, $.01 Par Value, Authorized
    15,000,000 Shares; Issued 7,469,524 Shares in 1997
    and 1996 [of which 2,252,720 are in Treasury]                            74,695          74,695

  Paid-in Capital                                                        10,686,745      10,686,745

  Retained Earnings                                                       7,156,122       6,123,555
                                                                       ------------    ------------

  Totals                                                                 17,917,562      16,884,995
  Less:  Treasury Stock - At Cost                                        (6,217,643)     (6,217,643)
                                                                       ------------    ------------

  Total Stockholders' Equity                                             11,699,919      10,667,352
                                                                       ------------    ------------

  Total Liabilities and Stockholders' Equity                           $ 18,224,298    $ 16,382,025
                                                                       ============    ============



See Notes to Consolidated Financial Statements.


TRANSNET CORPORATION AND SUBSIDIARY
----------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------



                                                                     Y e a r s   e n d e d
                                                                        J u n e   3 0,
                                                             1 9 9 7        1 9 9 6        1 9 9 5
                                                             -------        -------        -------

Revenue                                                   $  68,631,322 $  64,200,588  $ 56,216,605

Cost of Revenue                                              61,160,465    56,974,857    49,762,601
                                                          ------------- -------------  ------------

  Gross Profit                                                7,470,857     7,225,731     6,454,004

Selling, General and Administrative Expenses                  6,465,912     6,153,883     5,697,915
                                                          ------------- -------------  ------------

  Operating Income                                            1,004,945     1,071,848       756,089
                                                          ------------- -------------  ------------

Other Income [Expense]:
  Interest Income                                               124,065        67,123        53,775
  Interest Expense                                              (40,943)     (174,731)     (117,587)
                                                          ------------- -------------  ------------

  Other Income [Expense] - Net                                   83,122      (107,608)      (63,812)
                                                          ------------- -------------  ------------

  Income Before Income Tax Expense                            1,088,067       964,240       692,277

Income Tax Expense [Benefit]                                     55,500       (37,400)     (190,189)
                                                          ------------- -------------  ------------

  Net Income                                              $   1,032,567 $   1,001,640  $    882,466
                                                          ============= =============  ============

  Income Per Common Share                                 $         .20 $         .19  $        .17
                                                          ============= =============  ============




See Notes to Consolidated Financial Statements.


TRANSNET CORPORATION AND SUBSIDIARY
----------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------


                                                                                                                             Total
                                             Common Stock           Paid-in      Retained         Treasury Stock       Stockholders'
                                          Shares        Amount       Capital      Earnings       Shares       Amount        Equity

Balance - June 30, 1994                   7,294,524 $     72,945  $ 10,513,495 $  4,239,449    (2,252,720) $ (6,217,643) $ 8,608,246

  Exercise of Options                       175,000        1,750       173,250           --            --            --      175,000

  Net Income                                     --           --            --      882,466            --            --      882,466
                                      ------------- ------------  ------------ ------------  ------------  ------------  -----------

Balance - June 30, 1995                   7,469,524       74,695    10,686,745    5,121,915    (2,252,720)   (6,217,643)   9,665,712

  Net Income                                     --           --            --    1,001,640            --            --    1,001,640
                                      ------------- ------------  ------------ ------------  ------------  ------------  -----------

Balance - June 30, 1996                   7,469,524       74,695    10,686,745    6,123,555    (2,252,720)   (6,217,643)  10,667,352

  Net Income                                     --           --            --    1,032,567            --            --    1,032,567
                                      ------------- ------------  ------------ ------------  ------------  ------------  -----------

Balance - June 30, 1997                   7,469,524 $     74,695  $ 10,686,745 $  7,156,122    (2,252,720) $ (6,217,643) $11,699,919
                                      ============= ============  ============ ============  ============  ============  ===========


See Notes to Consolidated Financial Statements.



TRANSNET CORPORATION AND SUBSIDIARY
----------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------

                                                                     Y e a r s   e n d e d
                                                                        J u n e   3 0,
                                                             1 9 9 7        1 9 9 6        1 9 9 5
                                                             -------        -------        -------
Operating Activities:
  Net Income                                              $   1,032,567 $   1,001,640  $    882,466
                                                          ------------- -------------  ------------
  Adjustments  to  Reconcile  Net  Income to Net Cash
   [Used  for]  Provided  by
    Operating Activities:
    Depreciation and Amortization                               340,723       275,131       172,612
    Loss on Sale of Equipment                                        --         6,360         1,054
    Deferred Income Taxes                                        29,000       (70,000)     (196,000)

  Changes in Assets and Liabilities:
    [Increase] Decrease in:
      Accounts Receivable                                    (1,620,299)    2,835,025    (4,004,954)
      Inventories                                               367,766     1,369,563    (1,547,138)
      Other Current Assets                                      141,397      (318,890)     (181,694)
      Other Assets                                              (45,167)       56,147      (675,448)

    Increase [Decrease] in:
      Accounts Payable and Accrued Expenses                    (663,228)      616,059     1,045,850
      Other Current Liabilities                                  48,980       (98,238)      129,570
      Deferred Income                                          (156,708)       (8,816)     (200,057)
                                                          ------------- -------------  ------------

    Total Adjustments                                        (1,557,536)    4,662,341    (5,456,205)
                                                          ------------- -------------  ------------

  Net Cash - Operating Activities                              (524,969)    5,663,981    (4,573,739)
                                                          ------------- -------------  ------------

Investing Activities:
  Capital Expenditures                                          (53,567)     (366,214)      (31,378)
  Proceeds from Sale of Equipment                                    --           850            --
                                                          ------------- -------------  ------------

  Net Cash - Investing Activities                               (53,567)     (365,364)      (31,378)
                                                          ------------- -------------  ------------

Financing Activities:
  Floor Plan Payable                                          1,531,712    (4,464,082)    3,963,968
  Issuance of Common Stock                                           --            --       175,000
                                                          ------------- -------------  ------------

  Net Cash - Financing Activities                             1,531,712    (4,464,082)    4,138,968
                                                          ------------- -------------  ------------

  Net Increase [Decrease] in Cash and Cash Equivalents          953,176       834,535      (466,149)

Cash and Cash Equivalents - Beginning of Years                2,383,741     1,549,206     2,015,355
                                                          ------------- -------------  ------------

  Cash and Cash Equivalents - End of Years                $   3,336,917 $   2,383,741  $  1,549,206
                                                          ============= =============  ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:
    Interest                                              $      44,000 $     182,000  $    105,000
    Income Taxes                                          $      27,000 $      32,000  $      6,400

Supplemental Disclosures of Non-Cash Investing Activities:
  During 1996, $520,790 of other assets were placed into service and classified as property and equipment.

  During 1997, the Company disposed of $138,126 of fully depreciated property and equipment.

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



[1] Nature of Operations

TransNet Corporation [the "Company"] was incorporated in the State of Delaware in 1969 and is engaged in the sale and service of personal computer systems and peripheral equipment, software, and supplies primarily in the New Jersey - New York City Metropolitan area. The sale of products and the promotion of technical services, including outsourcing, are conducted through the Company's sales and service departments.

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

[C] Accounts Receivable - Accounts receivable have been reduced by an allowance for doubtful accounts of $40,000 and $39,838 as of June 30, 1997 and 1996, respectively. The receivables secure a floor plan agreement [See Note 7C].

[D] Inventories - The Company's inventory is valued at the lower of cost [determined on the moving average-cost basis] or market. The inventory secures a floor plan agreement [See Note 7C].

[E] Property and Equipment, Depreciation and Amortization - Property and equipment are stated at cost. Depreciation and amortization are computed by use of the straight-line method over the estimated useful lives of the various assets ranging from five to ten years. Leasehold improvements are amortized over the shorter of the life of the lease including renewal option periods, or their estimated useful life.

[F] Intangible Assets - Goodwill is being amortized over 20 years by using the straight-line method. Licences and other intangible assets are amortized using the straight-line method over their estimated useful lives ranging from five to twenty years. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

[G] Revenue Recognition and Deferred Income - Revenue is recognized at time of shipment for equipment sold directly to customers. Deferred income consists of prepaid maintenance service contracts. Revenue on the contracts is recognized by using the straight-line method over the term of the contract which range from three months to one year.

[H] Earnings Per Share - Earnings per common share are based on 5,216,804 weighted outstanding average shares for fiscal 1997 and 1996, and 5,155,526 for fiscal 1995. Common stock equivalents are included if dilutive.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
--------------------------------------------------------------------------------



[2] Summary of Significant Accounting Policies [Continued]

[I] Concentrations of Credit Risk - The Company currently maintains cash accounts of approximately $435,000 in a financial institution which is subject to credit risk beyond FDIC insured limits.

The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk of its customers establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is not significant. The Company does not require collateral or other security to support financial instruments subject to credit risk.

[J] Business Concentrations - The Company is engaged in the sale and technical support and service of local area networks, personal computer systems, and peripheral equipment, software, and supplies to companies and organizations located primarily in the New Jersey - New York City Metropolitan area and is currently an authorized dealer for many of the largest computer products suppliers in the world, including Apple, Compaq, Hewlett Packard, IBM, Lotus Development Corporation, and Microsoft Corporation. If the Company were to lose any of its dealer authorizations or if it were to experience significant delays, interruptions or reductions in its supply of hardware and software, the Company's revenues and profits could be adversely affected.

For the year ended June 30, 1997, the Company had net sales to a customer that generated approximately 58% of total net sales and net sales to an affiliate of this customer that generated net sales of approximately 11% of total net sales. The loss of this customer and/or the loss of the affiliated customer could have a material effect on the Company.

[K] Advertising Costs - The Company participates in cooperative advertising programs with its vendors, whereby the vendors absorb the costs of advertising. During the year ended June 30, 1997, 1996 and 1995, the Company incurred additional advertising expense of $2,209, $33,700 and $-0-, respectively. Adverting costs are expensed as incurred.

[L] Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

[3] Repurchase Agreements

Repurchase agreements included in cash equivalents as of June 30, 1997 and 1996 consisted of:

                                                Cost        Fair Value
June 30, 1997:
  Repo 6%, Due July 1, 1997                 $  3,100,816  $   3,100,816

This security is backed by $3,108,241 of G.N.M.A. bonds maturing April 20, 2023 with a variable interest rate.

                                                Cost        Fair Value
June 30, 1996:
  Repo 6%, Due July 1, 1996                 $  1,686,930  $   1,686,930

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
--------------------------------------------------------------------------------



[3] Repurchase Agreements [Continued]

This security is backed by $1,726,642 of Federal Home Loan Mortgage Corporation Bonds maturing in May 1, 1998 with an interest rate of 6%.

[4] Inventories

Inventories consist of:
                                                                June 30,
                                                         1 9 9 7        1 9 9 6

Product Inventory                                    $  2,871,173   $  3,243,574
Service Parts                                             403,289        398,654
                                                     ------------   ------------

  Totals                                             $  3,274,462   $  3,642,228
  ------                                             ============   ============

[5] Property, Equipment, Depreciation and Amortization

Property and equipment and accumulated depreciation as of June 30, 1997 and 1996 are as follows:

                                                                June 30,
                                                         1 9 9 7       1 9 9 6

Machinery and Equipment                              $  1,210,761   $  1,205,567
Furniture and Fixtures                                    391,405        419,264
Leasehold Improvements                                    273,102        334,996
                                                     ------------   ------------

Totals                                                  1,875,268      1,959,827
Less:  Accumulated Depreciation and Amortization          959,014        801,744

  Property and Equipment - Net                       $    916,254   $  1,158,083
  ----------------------------                       ============   ============

Total depreciation expense amounted to $295,396, $250,807 and $130,741 for the years ended June 30, 1997, 1996 and 1995, respectively.

[6] Intangible Assets

Intangible assets and accumulated amortization as of June 30, 1997 and 1996 are as follows:

                                                           June 30,
                                                     1 9 9 7        1 9 9 6

Licenses                                          $    333,560 $    292,060
Goodwill                                               259,422      259,422
                                                  ------------ ------------

Totals                                                 592,982      551,482
Less:  Accumulated Amortization                        145,663      100,336
                                                  ------------ ------------

  Intangible Assets - Net                         $    447,319 $    451,146
  -----------------------                         ============ ============

Intangible assets are included in other assets for financial reporting purposes. Amortization expense for fiscal 1997, 1996 and 1995 was $45,327, $24,324 and $41,871, respectively.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
--------------------------------------------------------------------------------



[7] Commitments and Related Party Transactions

[A] Leasing Agreements - The Company leases office and warehouse space under an operating lease with a related party, which expires in 2001. During fiscal 1991, the Company entered into a five year lease with three five year renewal options with W. Realty, an affiliate of the Chairman of the Board and a director, for its primary office and warehouse facility. In March 1996, the Company exercised the renewal option.

Total rent expense was $215,710, $242,260 and $244,511 for the years ended June 30, 1997, 1996 and 1995, respectively.

The following is a summary of rental commitments:

1998                                        $    184,903
1999                                             193,339
2000                                             201,837
2001                                             208,211
Thereafter                                            --
                                            ------------

  Total                                     $    788,290
  -----                                     ============

At June 30, 1997, the Company had prepaid rent of approximately $15,500.

[B] Employment Agreements - Effective July 1, 1995, the Company entered into four [4] employment agreements with officers of the Company. The term of each agreement is for five [5] years with annual salaries ranging from $135,000 to $250,000. A "Performance Bonus," based on the Company's consolidated pre-tax profits, is also included in each of the agreements at rates of two to six percent based on certain achieved profit levels. The bonus accrual was approximately $119,000 and $83,000 as of June 30, 1997 and 1996, respectively.

In addition, the employment agreements contain provisions providing that in the event of a hostile change of control of the Company and a resultant termination of the employees' employment prior to expiration of the agreement, the employees would be entitled to receive certain lump sum payments.

[C] Floor Plan Payable - The Company finances its inventory through a floor planning arrangement with a finance company, whereby the Company's inventories and accounts receivable have been pledged as collateral against the outstanding loan balances. The Company has an inventory credit line up to a maximum of $8,000,000 based on eligible inventory purchases. The outstanding balance for the inventory credit line at June 30, 1997 and 1996 was approximately $4,400,000 and $2,900,000, respectively. The Company also has an accounts receivable credit line based upon eligible accounts receivable up to a maximum of $4,500,000. The Company did not have an outstanding balance on its accounts receivable credit line at June 30, 1997 or 1996. Payments on both credit lines are due currently. Interest is applied to the average daily outstanding balance under the lines of credit at a rate of the greater of 6% or the daily prime rate per annum. The prime rate and the weighted average interest rate were 8.50% and 8.25%, respectively at June 30, 1997 and were 8.25% and 7.875%, respectively at June 30, 1996 and 7.50% for both prime and weighted average interest at June 30, 1995.


TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
----------------------------------------------------------------------------------------------



[8] Income Taxes

The provision for income taxes is summarized as follows:

                                                               Y e a r s   e n d e d
                                                                  J u n e   3 0,
                                                        1 9 9 7        1 9 9 6        1 9 9 5
                                                        -------        -------        -------
Federal:
  Current                                            $    335,625   $    287,000 $     208,050
  Deferred                                                 38,000        (62,400)     (151,900)
                                                     ------------   ------------ -------------

  Totals                                                  373,625        224,600        56,150
  Less:  Net Operating Loss Carryforward Benefit         (319,625)      (272,000)     (208,050)
                                                     ------------   ------------ -------------

  Federal Provision                                  $     54,000   $    (47,400)$    (151,900)
  -----------------                                  ============   ============ =============

State:
  Current                                            $     99,000   $     72,000 $      61,311
  Deferred                                                 (9,000)        (7,600)      (44,100)
                                                     ------------   ------------ -------------

  Totals                                                   90,000         64,400        17,211
  Less:  Net Operating Loss Carryforward Benefit          (88,500)       (54,400)      (55,500)
                                                     ------------   ------------ -------------

  State Provision                                    $      1,500   $     10,000 $     (38,289)
  ---------------                                    ============   ============ =============

  Income Tax Expense [Benefit]                       $     55,500   $    (37,400)$    (190,189)
  ----------------------------                       ============   ============ =============

Deferred income taxes arise from the Company's temporary  differences  including
depreciation,   inventory  capitalization,   allowance  for  doubtful  accounts,
vacation pay accruals, and net operating loss carryforwards.

The Company has a deferred tax asset of $334,700 at June 30, 1997 based primarily on net operating loss carryforwards of approximately $948,000. Realization of the tax asset is dependent upon future events effecting utilization of the net operating loss carryforwards. A valuation allowance has been provided against this deferred asset. The valuation allowance decreased by approximately $386,800 from the prior period.

The net deferred tax asset in the accompanying consolidated balance sheets include the following components:
                                                     June 30,
                                               1 9 9 7       1 9 9 6

Deferred Tax Asset - Net Operating Loss     $    650,000  $   1,120,000
Valuation Allowance                             (489,200)      (876,000)
Other                                            173,900         70,750
                                            ------------  -------------

  Deferred Tax Assets                            334,700        314,750

Deferred Tax Liabilities - Depreciation          (97,700)       (48,750)
                                            ------------  -------------

  Net Deferred Tax Asset                    $    237,000  $     266,000
  ----------------------                    ============  =============

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
--------------------------------------------------------------------------------


[8] Income Taxes [Continued]

Unused net operating loss carryforwards at June 30, 1997 are as follows:

 Year of
Expiration                                    Amount

  2005                                      $    185,000
  2006                                           763,000
                                            ------------

  Total                                     $    948,000
  -----                                     ============

The following is a reconciliation of income taxes [benefit] at the U.S. statutory tax rate to the taxes actually provided:
                                                               Y e a r s   e n d e d
                                                                  J u n e   3 0,
                                                        1 9 9 7        1 9 9 6       1 9 9 5
                                                        -------        -------       -------

U.S. Statutory Rate Applied to Pretax Income         $    380,823   $    337,500 $     235,375
State Taxes                                                58,500         72,000        61,311
Net Operating Loss Carryforward                          (408,125)      (326,400)     (263,550)
Decrease in Valuation Allowance                                --       (115,505)     (237,561)
Other                                                      24,302         (4,995)       14,236
                                                     ------------   ------------ -------------

  Income Tax Expense [Benefit]                       $     55,500   $    (37,400)$    (190,189)
  ----------------------------                       ============   ============ =============

[9] Defined Contribution Plans

The Company maintains a defined contribution pension plan which covers substantially all of the Company's employees. The contribution amount is determined at the discretion of management. There was no expense for the plan for the years ended June 30, 1997, 1996 and 1995.

Effective January 1, 1995, the Company adopted another defined contribution [401(k)] plan covering all eligible employees. Under the terms of the Plan, participating employees deposit a percentage of their salaries in the Plan. The Company matches up to a certain percentage of the employees' contribution. Expense for the years ended June 30, 1997, 1996 and 1995 was $23,410, $16,882 and $5,285, respectively.

[10] Stockholders' Rights Plan

On February 6, 1990, the Board of Directors adopted a Stockholders' Rights Plan, which entitles the Right holder, upon the occurrence of specified triggering events, i.e., the acquisition by a person or group of beneficial ownership of 20% or more of outstanding shares; the commencement of a tender offer for 20% or more of outstanding shares [unless an offer is made for all outstanding shares at a price deemed by the Continuing Board to be fair and in the best interest of stockholders] and the determination by the Board that a person is an "Adverse Person," as defined in the Rights Agreement to purchase one share of common stock at an exercise price of $7.50 per share, or in certain "take over" situations, common stock equal in value to two times the exercise price. Subsequent to a triggering event, if the Company is acquired in a merger or other business transaction in which the Company is not the surviving corporation [unless Board approved], or 50% or more of the Company's assets or earning power is sold or transferred, each holder of a Right shall have the right to receive upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right. The Rights may be redeemed by the Company for $.01 per Right at any time prior to the determination of the Board that a person is an Adverse Person or ten days following a public announcement of the acquisition of, or commencement of a tender offer for, 20% of the outstanding common stock. The Rights expire on February 6, 2000, unless earlier redeemed.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
--------------------------------------------------------------------------------



[11] Contingencies

Management has recently been apprised of an unasserted possible claim or assessment involving the Company's pension plan. The pension plan was adopted in 1981 as a defined benefit plan. In 1989, various actions were taken by the Company to terminate the pension plan, to convert it to a defined contribution plan and to freeze benefit accruals. However, no filing for plan termination was made with the Pension Benefit Guaranty Corporation [the "PBGC"] and
additionally, a final amended and restated plan document incorporating the foregoing amendments and other required amendments including those required by the Tax Reform Act of 1986 do not appear to have been properly adopted. In addition, since 1989, it appears that certain operational violations occurred in the administration of the Plan including the failure to obtain spousal consents in certain instances where it was required.

The Company currently intends to (i) take corrective action under the IRS Walk-in Closing Agreement Program ["CAP"], (ii) apply for a favorable determination letter with respect to the Plan from the IRS, and (iii) terminate the Plan. The CAP program provides a correction mechanism for "non-amenders" such as the Company. Under CAP, the Company will be subject to a monetary sanction which could range from $1,000 to approximately $40,000. In addition, the Company will be required to correct, retroactively, operational violations, and to pay any resulting excise taxes and PBGC premiums and penalties that may be due. Special counsel has advised the Company that although it believes that the Company will incur some liability in connection with the correction of such operational violations, it is not possible to estimate the potential amount of or the range of liability at this time. Such counsel has also advised that depending on the corrections required, such liability could range from an insignificant to a material amount, but that due to the uncertainties involved, any estimate in dollar terms or the range of any such liability at this time would be speculative and potentially misleading.

[12] Stock Options

During the year ended June 30, 1995, options to purchase an aggregate 175,000 shares of the company's stock were exercised at $1.00 per share by three employees, two of whom are currently officers.

[13] Significant Customer

During the years ended June 30, 1997, 1996 and 1995, the Company derived 58%, 50% and 34%, respectively of its revenue for each year from one major customer. Additionally, during the years ended June 30, 1997, 1996 and 1995, the Company derived 11%, 19% and 17%, respectively, of its revenue from an affiliate of the significant customer [See Note 2J].

[14] Fair Value of Financial Instruments

Generally accepted accounting principles require disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. For certain instruments, including cash and cash equivalents, trade receivables, trade payables, and the floor plan payable it was concluded that the carrying amount approximated fair value for these instruments because of their short maturities.

[15] New Authoritative Pronouncements

The Financial Accounting Standards Board ["FASB"] has issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure." Both are effective for financial statements issued for periods ending after December 15, 1997.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
--------------------------------------------------------------------------------




[15] New Authoritative Pronouncements [Continued]

SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. When adopted, SFAS No. 128 will require restatement of all prior-period EPS data presented; however, the Company has not sufficiently analyzed SFAS No. 128 to determine what effect SFAS No. 128 will have on its historically reported EPS amounts.

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 is not expected to have a material impact on the Company.





                                 . . . . . . . . . . . . . . . .

                                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                                         TransNet Corporation

Date:  October 21, 1997                            By /s/ Steven J. Wilk
                                                   ---------------------
                                                   Steven J. Wilk
                                                   Chief Executive Officer



Date:  October 21, 1997                            By /s/ John J. Wilk
                                                   -------------------
                                                   John J. Wilk
                                                   Chief Financial and
                                                   Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By /s/ Steven J. Wilk                                  Date:  October 21  , 1997
--------------------------------------------
       Steven J. Wilk, Director

By /s/ John J. Wilk                                    Date:  October 21  , 1997
--------------------------------------------
       John J. Wilk, Director

By /s/ Jay A. Smolyn                                   Date:  October 21  , 1997
--------------------------------------------
       Jay A. Smolyn, Director

By /s/ Raymond J. Rekuc                                Date:  October 21  , 1997
--------------------------------------------
       Raymond J. Rekuc, Director

By /s/ Vincent Cusumano                                Date:  October 21  , 1997
--------------------------------------------
       Vincent Cusumano

By /s/ Earle Kunzig                                    Date:  October 21  , 1997
--------------------------------------------
       Earle Kunzig

By /s/ Susan M. Wilk-Cort                              Date:  October 21  , 1997
--------------------------------------------
       Susan M. Wilk-Cort, Director