Form 10-Q
period 1997-09-30
TRANSNET CORP
filed 1997-11-18
CIK 99313

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     September 30, 1997    Commission File Number   0-8693

                              TRANSNET CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                                      22-1892295
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

            45 Columbia Road
            Somerville, New Jersey                           08876-3376
            (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code:             (908) 253-0500
                                                        ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 7, 1997: 5,216,804.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997.
------------------------------------------------------------------------------





PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated Balance Sheets as of September 30, 1997 [Unaudited]
   and June 30, 1997 [Audited]...................................... 1.....  2

   Consolidated Statements of Operations for the Three Months
   Ended September 30, 1997 and 1996 [Unaudited].................... 3.....

   Consolidated Statements of Cash Flows for the Three Months Ended
   September 30, 1997 and 1996 [Unaudited].......................... 4.....

   Notes to Consolidated Financial Statements [Unaudited]........... 5.....  8

Item 2.  Managements' Discussion and Analysis of the Financial
         Condition and Results of Operations........................ 9..... 11

PART II: OTHER INFORMATION..........................................12.....

SIGNATURES..........................................................13.....





                         . . . . . . . . . . . . . . .

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                          September 30,   June 30,
                                                             1 9 9 7       1 9 9 7
Assets:
Current Assets:
  Cash and Cash Equivalents                                $2,138,760   $ 3,336,917
  Accounts Receivable - Net                                10,459,428     8,986,318
  Inventories                                               3,007,550     3,274,462
  Land                                                        519,638            --
  Deferred Tax Asset                                          334,700       334,700
  Other Current Assets                                        278,275       324,546
                                                           ----------   -----------

  Total Current Assets                                     16,738,351    16,256,943

Property and Equipment - Net                                  850,674       916,254

Other Assets                                                  520,442     1,051,101
                                                           ----------   -----------

  Total Assets                                             $18,109,467  $18,224,298
                                                           ===========  ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                         $2,592,868   $   965,340
  Accrued Expenses                                            738,788       650,242
  Floor Plan Payable                                        2,195,484     4,384,040
  Deferred Income                                             281,597       162,576
  Other Current Liabilities                                   209,705       264,481
                                                           ----------   -----------

  Total Current Liabilities                                 6,018,442     6,426,679
                                                           ----------   -----------

Deferred Tax Liability                                         97,700        97,700
                                                           ----------   -----------

Commitments and Contingencies                                      --            --
                                                           ----------   -----------

Stockholders' Equity:
  Capital Stock - Common, $.01 Par Value, Authorized
   15,000,000 Shares; Issued 7,469,524 Shares
   [of which 2,252,720 are in Treasury]                        74,695        74,695

  Paid-in Capital                                          10,686,745    10,686,745

  Retained Earnings                                         7,449,528     7,156,122
                                                           ----------   -----------

  Totals                                                   18,210,968    17,917,562
  Less:  Treasury Stock - At Cost                          (6,217,643)   (6,217,643)
                                                           ----------   -----------

  Total Stockholders' Equity                               11,993,325    11,699,919
                                                           ----------   -----------

  Total Liabilities and Stockholders' Equity               $18,109,467  $18,224,298
                                                           ===========  ===========



See Notes to Consolidated Financial Statements.

                                        1

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------




                                                               Three months ended
                                                                  September 30,
                                                               1 9 9 7     1 9 9 6
                                                               -------     -------

Revenue                                                     $19,513,585 $16,539,108

Cost of Revenue                                              17,574,117  14,696,920
                                                            ----------- -----------

  Gross Profit                                                1,939,468   1,842,188
                                                            ----------- -----------

Expenses:
  Selling, General and Administrative Expenses                1,674,272   1,560,137
  Bad Debt Expense                                                7,500       7,500
                                                            ----------- -----------

  Total Expenses                                              1,681,772   1,567,637
                                                            ----------- -----------

  Operating Income                                              257,696     274,551
                                                            ----------- -----------

Other Income [Expense]:
  Interest Income                                                43,710      28,032
  Interest Expense                                                   --      (5,302)
                                                            ----------- -----------

  Other Income - Net                                             43,710      22,730
                                                            ----------- -----------

  Income Before Provision for Income Taxes                      301,406     297,281

Provision for Income Tax                                          8,000          --
                                                            ----------- -----------

  Net Income                                                $   293,406 $   297,281
                                                            =========== ===========

  Income Per Common Share                                   $      0.06 $      0.06
                                                            =========== ===========



See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------



                                                               Three months ended
                                                                  September 30,
                                                               1 9 9 7     1 9 9 6
                                                               -------     -------
Operating Activities:
  Net Income                                                $   293,406 $   297,281
                                                            ----------- -----------
  Adjustments  to  Reconcile  Net  Income  to Net Cash
   Provided  by [Used  for]
   Operating Activities:
   Depreciation and Amortization                                 77,580      88,803

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                     (1,473,110)   (403,789)
     Inventory                                                  266,912     501,650
     Other Current Assets                                        46,271     225,597
     Other Assets                                                  (979)       (979)

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses                    1,716,074  (1,016,950)
     Deferred Income                                            119,021     (65,969)
     Other Current Liabilities                                  (54,776)    (65,375)
                                                            ----------- -----------

   Total Adjustments                                            696,993    (737,012)
                                                            ----------- -----------

  Net Cash - Operating Activities                               990,399    (439,731)
                                                            ----------- -----------

Investing Activities:
  Capital Expenditures                                               --     (21,237)
                                                            ----------- -----------

Financing Activities:
  Floor Plan Payable                                         (2,188,556)   (234,690)
                                                            ----------- -----------

  Net [Decrease] in Cash and Cash Equivalents                (1,198,157)   (695,658)

Cash and Cash Equivalents - Beginning of Periods              3,336,917   2,383,741
                                                            ----------- -----------

  Cash and Cash Equivalents - End of Periods                $ 2,138,760 $ 1,688,083
                                                            =========== ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                                 $       --   $    6,000
   Income Taxes                                             $   18,000   $   17,000

Supplemental Disclosures of Non-Cash Investing Activities:
  During 1996, $520,790 of other assets were placed into service and classified as property and equipment.

  During 1997, the Company disposed of $138,126 of fully depreciated property and equipment.



See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------




[1] Summary of Significant Accounting Policies

[A] Consolidation - The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, Century American Corporation. Intercompany transactions and accounts have been eliminated in consolidation. During the prior year, the Corporation liquidated four inactive subsidiaries whose activities were previously merged with the Corporation.

[B] Inventory - Inventory consists of finished goods. The Corporation's inventory is valued at the lower of cost [determined on the average cost basis] or market.

[C] Cash and Cash Equivalents - For the purposes of the statement of cash flows, the Corporation considers highly liquid debt instruments, purchased with a maturity of three months or less, to be cash equivalents.

[D] Earnings Per Share - Earnings per common share are based on 5,216,804 weighted shares outstanding for the period ended September 30, 1997 and 1996.

[2] Income Taxes

The Corporation has a deferred tax asset of $334,700 based primarily on net operating loss carryforwards of approximately $650,000. A valuation allowance of $372,000 has been provided against this deferred asset. Realization of the tax asset is dependent upon future events effecting utilization of the net operating loss carryforwards ("NOL's"). NOL's expire in the years 2005 and 2006.

Current tax expense of $117,000 has been offset by the net operating loss carryforward benefit of $117,000.

[3] Reclassification

Certain items from prior year's financial statements have been reclassified to conform to the current year's presentation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting only of normal recurring adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented.

These statements should be read in conjunction with the summary of significant accounting policies and notes contained in the Corporation's annual report on Form 10-K for the year ended June 30, 1997.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
------------------------------------------------------------------------------



[4] Subsequent Events

[A] On October 31, 1997, the Corporation executed an Asset Purchase Agreement providing for the sale for a maximum $20.5 million cash purchase price of substantially all of its operating assets, subject to certain liabilities, to a wholly-owned subsidiary of GE Capital Information Technology Solutions, Inc. ["GEITS"]. GEITS is an affiliate of GE Capital Services which in turn is a wholly-owned subsidiary of General Electric Company. The sale is subject to the approval of TranNet's stockholders at a stockholder meeting anticipated in the first quarter of calendar 1998, as well as the occurrence of certain other conditions.

[B] On November 11,1997, the Corporation executed an agreement to sell approximately 6.32 acres of unimproved real property in Mountainside, New Jersey [the "real property"] to W Realty LLC ["W Realty] for the appraised value of $1,000,000. W Realty is a partnership consisting of John J. Wilk, Chairman of the Board, and Raymond J. Rekuc, a Director of the Corporation. The purchase price is payable through a credit extended by W Realty as sub-lessor to the Corporation as sub-lessee for the $410,000 of rent payable by the Corporation over the last two years of its sublease for its principal facility in Somerville, New Jersey and a $590,000 promissory note executed by W Realty payable in installments of $150,000 in February 1998 and $440,000 in November 1998. The note bears interest at the rate of 8% per annum and is secured by a mortgage on the Real Property. The Real Property was specifically excluded from the assets which the Corporation agreed, subject to stockholder approval, to sell to GEITS [See Note 4A].






                       . . . . . . . . . . . . . . . . .

Item 2:

TRANSNET CORPORATION AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------




Results of Operations

Revenues for the three months ended September 30, 1997 were $19,513,585 as compared with $16,539,108 for the quarter ended September 30, 1996. For the quarter ended September 30, 1997 the Corporation reported net income of $293,406 as compared with net income of $297,281 for the corresponding period in 1996. The increase in revenues is due to increases in hardware sales as well as increased sales of the Corporation's technical services (hardware service contracts, technical support contracts and training).

Earnings for the quarter ended September 30, 1997 are attributable to increased revenues, including a significant increase in sales of hardware and technical services to governmental and educational institutions, which in turn is attributable to the seasonal nature of their budgets; and management's concentration on sales of network and system integration products which yield higher profit margins, continued growth of the Corporation's technical service and support programs, and continued adherence to cost control measures. Service related revenues, though not a material source of the Corporation's revenues, are significant in their contributions to earnings because these operations yield a higher profit margin than equipment sales. In addition to the technical services sales referenced above, for the quarter ended September 30, 1997, the increase in revenues from the provision of service, support, outsourcing and network integration is largely the result of the Corporation renewing and/or entering into service contracts with a number of large corporate customers. Most of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

The  computer  industry  continually  faces  a trend  of  decreasing  prices  of computers and related equipment. Management believes that this trend will continue. Industrywide, the result of price erosion has been lower profit margins on sales, which require businesses to sell a greater volume of equipment to maintain past earning levels. Another result of the price decreases has been intensified competition within the industry, including the consolidation of businesses through merger or acquisition and the entrance of manufacturers into technical services business. Management believes that the adoption of policies by many larger corporate customers to limit the number of vendors permitted to provide goods and services for specified periods of time has further increased price competition. To meet these competitive challenges and to maximize the Corporation's profit margin, management has modified its marketing strategy and has enforced expense controls. Management's current marketing strategy is designed to increase sales of lower revenue/higher profit margin products related to service and support operations. Management's efforts include targeting commercial, educational and governmental customers which provide marketplaces for a wide range of products and services at one time, a cost-effective approach to sales. Management believes it maximizes profits through concentration on sales of value-added applications; promotion of the Corporation's service and support operations; and strict adherence to cost-cutting controls. In light of the above, management emphasizes and continues the aggressive pursuit of an increased volume of equipment sales, technical service and support programs, and promotion of its training services.

Interest income for the quarter increased as compared to the corresponding period in the prior year because of the increase in the amount of funds invested and higher yields. Interest expense decreased in the quarter ended September 30, 1997 compared to the same period in 1996 as a result of management's efforts to shorten the collection cycles of accounts receivables and payables, with a resulting reduction in related financing costs.

Selling, general and administrative expenses remained relatively constant at approximately 9% of revenues for the quarter ended September 30, in both fiscal 1997 and 1996 periods, due to management's strict adherence to cost-control measures.

TRANSNET CORPORATION AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Liquidity and Capital Resources

There are no material commitments of the Corporation's capital resources.

The Corporation currently finances a portion of its accounts receivable and finances purchases of portions of its inventory through floor-planning arrangements under which such inventory secures the amount outstanding. Inventory decreased in the quarter ended September 30, 1997 as compared to the corresponding period in 1996 in response to increased inventory turns related to the higher volume of sales. Management shall continue its efforts to increase turnover and to provide the Corporation with protection against inventory obsolescence resulting from the rapid technological advances of the computer industry.

Accounts receivable increased for the quarter ended September 30, 1997 as compared to the same period in fiscal 1997 as a direct result of the increase in revenues. Accounts payable decreased for the quarter ended September 30, 1997 compared with the same period in 1996 as a result of management's efforts to shorten payables cycles and thereby avoid floor plan financing costs. Cash levels decreased in the three months ended September 30, 1997 as compared to the corresponding period in 1996. The decrease is due to scheduled payment requirements under the floor planning arrangements.

For the fiscal quarter ended September 30, 1997, as in the fiscal quarter ended September 30, 1996, the internal resources of the Corporation were sufficient to enable the Corporation to meet its obligations.

Management has recently been apprised of an unasserted possible claim or assessment involving the Corporation's Pension Plan. The Plan was adopted in 1981 as a defined benefit plan. In 1989, various actions were taken by the Corporation to terminate the Plan, to convert it to a defined contribution plan and to freeze benefit accruals. No filing for plan termination was made with the Pension Benefit Guaranty Corporation (the "PBGC"). Additionally, a final amended and restated plan document incorporating the foregoing amendments and other required amendments including those required by the Tax Reform Act of 1986 do not appear to have been properly adopted. In addition, since 1989, it appears that certain operational violations occurred in the administration of the Plan including the failure to obtain spousal consent in certain instances where it was required.

The Corporation currently intends to (i) take corrective action under the IRS Walk-in Closing Agreement Program ("CAP"), (ii) apply for a favorable determination letter with respect to the Plan from the IRS, and (iii) terminate the Plan. The CAP program provides a correction mechanism for "non amenders" such as the Corporation. Under CAP, the Corporation will be subject to a monetary sanction (which could range from $1,000 to approximately $40,000). In addition, the Corporation will be required to correct, retroactively, operational violations, and to pay any resulting excise taxes and PBGC premiums and penalties that may be due. Special counsel has advised the Corporation that although it believes that the Corporation will incur some liability in connection with the correction of such operational violations, it is not possible to estimate the potential amount of or the range of liability at this time. Such counsel has also advised that depending on the corrections required, such liability could range from an insignificant to a material amount, but that due to the uncertainties involved, any estimate in dollar terms of the range of any such liability at this time would be speculative and potentially misleading.

TRANSNET CORPORATION AND SUBSIDIARY
PART II - OTHER INFORMATION
------------------------------------------------------------------------------



Item 6:Exhibits and Reports on Form 8-K

       A. Exhibits - None required to be filed for Part II of this report.

       B. Reports on Form 8-K - None filed during the quarter for which this report is submitted.

SIGNATURES
------------------------------------------------------------------------------






Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TransNet Corporation


Date: November 18, 1997                By:
                                          Steven J. Wilk,
                                          Chief Executive Officer



Date: November 18, 1997                By:
                                          John J. Wilk,
                                          Chief Financial and Accounting Officer