Form 10-Q
period 1997-12-31
TRANSNET CORP
filed 1998-02-17
CIK 99313

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     December 31, 1997    Commission File Number     0-8693

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

                              Yes   X      No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 5, 1998: 5,216,804.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


INDEX TO FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1997.
------------------------------------------------------------------------------





PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated Balance Sheets as of December 31, 1997 [Unaudited]
   and June 30, 1997 ............................................... 1.....

   Consolidated Statements of Operations for the three and six months ended December 31, 1997 and 1996 [Unaudited]..................... 2.....

   Consolidated Statements of Cash Flows for the six months ended
   December 31, 1997 and 1996 [Unaudited]........................... 3.....

   Notes to Consolidated Financial Statements [Unaudited]........... 4.....  5

Item 2.  Managements' Discussion and Analysis of the Financial
         Condition and Results of Operations........................ 6.....  7

PART II: OTHER INFORMATION.......................................... 8.....

SIGNATURES.......................................................... 9.....





                    .   .   .   .   .   .   .   .   .   .   .

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                          December 31,    June 30,
                                                             1 9 9 7       1 9 9 7
                                                           [Unaudited]
Assets:

Current Assets:
  Cash and Cash Equivalents                                $2,760,264   $ 3,336,917
  Accounts Receivable - Net                                11,409,624     8,986,318
  Inventories                                               3,196,336     3,274,462
  Other Current Assets                                        297,166       324,546
  Deferred Tax Asset                                           94,700       334,700
  Mortgage Receivable                                         590,000            --
                                                           ----------   -----------

  Total Current Assets                                     18,348,090    16,256,943

Property and Equipment - Net                                  785,094       916,254

Other Assets                                                  999,927     1,051,101
                                                           ----------   -----------

  Total Assets                                             $20,133,111  $18,224,298
                                                           ===========  ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                         $2,071,558   $   965,340
  Accrued Expenses                                            800,010       650,242
  Floor Plan Payable                                        4,142,919     4,384,040
  Deferred Income                                             228,820       162,576
  Other Current Liabilities                                   302,626       264,481
                                                           ----------   -----------

  Total Current Liabilities                                 7,545,933     6,426,679
                                                           ----------   -----------

Deferred Tax Liability                                         97,700        97,700
                                                           ----------   -----------

Commitments and Contingencies                                      --            --
                                                           ----------   -----------

Stockholders' Equity:
  Capital Stock - Common, $.01 Par Value, Authorized
   15,000,000 Shares; Issued 7,469,524 Shares
   [of which 2,252,720 are in Treasury]                        74,695        74,695

  Paid-in Capital                                          10,686,745    10,686,745

  Retained Earnings                                         7,945,681     7,156,122
                                                           ----------   -----------

  Totals                                                   18,707,121    17,917,562
  Less:  Treasury Stock - At Cost                          (6,217,643)   (6,217,643)
                                                           ----------   -----------

  Total Stockholders' Equity                               12,489,478    11,699,919
                                                           ----------   -----------

  Total Liabilities and Stockholders' Equity               $20,133,111  $18,224,298
                                                           ===========  ===========



The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------



                                       Three months ended       Six months ended
                                          December 31,            December 31,
                                          ------------            ------------
                                       1 9 9 7     1 9 9 6     1 9 9 7     1 9 9 6
                                       -------     -------     -------     -------

Revenue                             $20,282,544 $19,496,903 $39,796,129 $36,036,011

Cost of Revenue                      18,016,064  17,415,384  35,590,181  32,112,304
                                    ----------- ----------- ----------- -----------

  Gross Profit                        2,266,480   2,081,519   4,205,948   3,923,707

Expenses:
  Selling, General and Administrative
   Expenses                           2,006,104   1,728,848   3,687,876   3,296,485
                                    ----------- ----------- ----------- -----------

  Operating Income                      260,376     352,671     518,072     627,222
                                    ----------- ----------- ----------- -----------

Other Income [Expense]:
  Interest Income                        26,288      17,740      69,998      45,772
  Interest Expense                           --     (30,681)         --     (35,983)
  Gain on Sale                          466,489          --     466,489          --
                                    ----------- ----------- ----------- -----------

  Other Income [Expense] - Net          492,777     (12,941)    536,487       9,789
                                    ----------- ----------- ----------- -----------

  Income Before Provision for Income
   Taxes                                753,153     339,730   1,054,559     637,011

Provision for Income Taxes              257,000          --     265,000          --
                                    ----------- ----------- ----------- -----------

  Net Income                        $   496,153 $   339,730 $   789,559 $   637,011
                                    =========== =========== =========== ===========

  Income Per Common Share           $       .10 $       .07 $       .15 $       .12
                                    =========== =========== =========== ===========



The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.


TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------



                                                                Six months ended
                                                                  December 31,
                                                               1 9 9 7     1 9 9 6
                                                               -------     -------
                                                             [Unaudited]
Operating Activities:
  Net Income                                                $   789,559 $   637,011
                                                            ----------- -----------
  Adjustments  to  Reconcile  Net  Income  to Net Cash
    Provided  by [Used  for]
   Operating Activities:
   Depreciation and Amortization                                155,160     177,606
   Gain on Sale of Land                                        (466,489)         --
   Deferred Taxes                                               240,000          --

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                     (2,423,306) (1,888,161)
     Inventory                                                   78,126     316,807
     Other Current Assets                                        27,380     310,944
     Other Assets                                               (96,337)    (43,458)

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses                    1,255,986    (103,266)
     Deferred Income                                             66,244    (165,637)
     Other Current Liabilities                                   38,145      50,782
                                                            ----------- -----------

   Total Adjustments                                         (1,125,091) (1,344,383)
                                                            ----------- -----------

  Net Cash - Operating Activities                              (335,532)   (707,372)

Investing Activities:
  Capital Expenditures                                               --     (21,237)

Financing Activities:
  Floor Plan Payable                                           (241,121)    446,148
                                                            ----------- -----------

  Net [Decrease] in Cash and Cash Equivalents                  (576,653)   (282,461)

Cash and Cash Equivalents - Beginning of Periods              3,336,917   2,383,741
                                                            ----------- -----------

  Cash and Cash Equivalents - End of Periods                $ 2,760,264 $ 2,101,280
                                                            =========== ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                                 $        -- $    35,983
   Income Taxes                                             $     8,878 $     7,500

Supplemental Disclosures of Non-Cash Investing Activities:
  During 1996, $520,790 of other assets were placed into service and classified as property and equipment.

  During 1997, the Company disposed of $138,126 of fully depreciated property and equipment.



The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

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

[D] Earnings Per Share - Earnings per common share are based on 5,216,804 weighted shares outstanding for the period ended December 31, 1997 and 1996.

[2] Income Taxes

The Corporation has a deferred tax asset of $94,700 based on temporary timing differences including inventory capitalization, allowance for doubtful accounts, vacation pay accruals and net operating loss carryforwards.

The Company anticipates fully utilizing its net operating loss carryforward of approximately $948,000 during the current year.

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



[4] Asset Purchase Agreement

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

[5] Sale of Land

On November 11,1997, the Corporation executed an agreement to sell approximately
6.32 acres of unimproved real property in Mountainside, New Jersey [the "real property"] to W Realty LLC ["W Realty] for the appraised value of $1,000,000. W Realty is a partnership consisting of John J. Wilk, Chairman of the Board, and Raymond J. Rekuc, a Director of the Corporation. The purchase price is payable through a credit extended by W Realty as sub-lessor to the Corporation as sub-lessee for the $410,000 of rent payable by the Corporation over the last two years of its sublease for its principal facility in Somerville, New Jersey and a $590,000 promissory note executed by W Realty payable in installments of $150,000 in February 1998 and $440,000 in November 1998. The note bears interest at the rate of 8% per annum and is secured by a mortgage on the Real Property. The Real Property was specifically excluded from the assets which the Corporation agreed, subject to stockholder approval, to sell to GEITS [See Note 4].






                .   .   .   .   .   .   .   .   .   .   .   .  .

Item 2:

TRANSNET CORPORATION AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Results of Operations

Revenues for the three months ended December 31, 1997 were $20,282,544 as compared with $19,496,903 for the quarter ended December 31, 1996. For the quarter ended December 31, 1997 the Corporation reported net income of $496,153 as compared with net income of $339,730 for the similar period in 1996. Operating income totaled $260,376 in the more recent quarter as compared to $352,671 in the similar period in 1996. For the six months ended December 31, 1997, revenues were $39,796,129, as compared to $36,036,011 reported for the similar period in 1996, with net income of $789,559 for the period ended December 31, 1997, compared with net earnings of $637,011 for the same period in 1996. Operating income in the six months ended December 31, 1997 was $518,072 compared to $627,222 in the prior year's corresponding period. The increase in revenues is primarily due to increases in the sale of the Corporation's technical services (such as technical support, technical repair and maintenance services, system integrations, network design and installation, and training), and to a lesser extent to an increased volumes of hardware sales. The portion of revenues attributed to equipment sales remained relatively constant compared to prior periods due to the impact of decreases in the prices of computer equipment.

Net income for the quarter ended December 31, 1997 are attributable to increased service revenues, management's concentration on sales of network and system integration products which yield higher profit margins, and to a non-recurring profit of $466,489 from the sale during the quarter of certain unimproved real property. Service related revenues, though not a material source of the Corporation's revenues, are significant in their contributions to earnings because these operations yield a higher profit margin than equipment sales. The Corporation continued to increase its technical staff in response to the demand for its services, encountering an industry-wide shortage of qualified technical personnel, resulting in a high level of competition to hire and retain technical staffs. Management anticipates these trends to continue. For the quarter ended December 31, 1997, the increase in revenues from the provision of service, support, outsourcing and network integration is largely the result of the Corporation renewing and/or entering into service contracts with a number of large corporate customers. The majority of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

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

TRANSNET CORPORATION AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Results of Operations [Continued]

Interest income for the quarter and six month period increased as compared to the corresponding periods in the prior year because of the increase in the amount of funds invested and higher yields. Interest expense was eliminated in the quarter and six-month period ended December 31, 1997 as compared to the same periods in 1996 as a result of management's efforts to shorten the collection cycles of accounts receivables and payables, with a resulting reduction in related financing costs.

Although actual expenses increased in 1997 due to the expenses related to the significant increase in the Corporation's technical staff (discussed above), selling, general and administrative expenses remained relatively constant at approximately 9% of revenues for the quarter and six-months ended December 31, 1997 and 1996, due to management's strict adherence to cost-control measures, although the expenses were slightly elevated in the 1997 quarter due to professional expenses related to matters discussed below.

Liquidity and Capital Resources

There are no material commitments of the Corporation's capital resources.

The Corporation currently finances a portion of its accounts receivable and finances purchases of portions of its inventory through floor-planning arrangements under which such inventory secures the amount outstanding. Inventory decreased in the quarter and six-month period ended December 31, 1997 as compared to the corresponding period in 1996 in response to increased inventory turns related to the higher volume of sales. Management shall continue its efforts to increase turnover and to provide the Corporation with protection against inventory obsolescence resulting from the rapid technological advances of the computer industry, as well as minimize floor plan financing.

Accounts receivable and payable increased for the quarter and six-month period ended December 31, 1997 compared with the same periods in 1996 as a result of increased sales. Cash levels decreased in the six month period ended December 31, 1997 as compared to the corresponding period in 1996. The decrease is due to scheduled payment requirements under the floor planning arrangements

For the fiscal quarter and six months ended December 31, 1997, as in the periods ended December 31, 1996 the internal resources of the Corporation were sufficient to enable the Corporation to meet its obligations.

Management has recently been appraised of an unasserted possible claim or assessment involving the Corporation's Pension Plan. The Plan was adopted in 1981 as a defined benefit plan. In 1989, various actions were taken by the Corporation to terminate the Plan, to convert it to a defined contribution plan and to freeze benefit accruals. No filing for plan termination was made with the Pension Benefit Guaranty Corporation (the "PBGC"). Additionally, a final amended and restated plan document incorporating the foregoing amendments and other required amendments including those required by the Tax Reform Act of 1986 do not appear to have been properly adopted. In addition, since 1989, it appears that certain operational violations occurred in the administration of the Plan including the failure to obtain spousal consent in certain instances where it was required.

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

TRANSNET CORPORATION AND SUBSIDIARY
PART II - OTHER INFORMATION
------------------------------------------------------------------------------




Item 5:Other Information

       Pursuant to the decision of a NASDAQ Listing Qualifications Panel, the Company's common stock was deleted from the NASDAQ Stock Market on February 4, 1998. The cited cause of the delisting was the Company's failure to hold its shareholder meeting (currently called for March 1998) prior to January 31, 1998. The Company believes there were justifiable reasons for the delay in holding the meeting attributable to negotiations in connection with the Company's proposed transaction with an affiliate of GE Capital, and has appealed the decision to the NASDAQ Listing Council. Pending determination of the appeal, the common stock will trade on the OTC Bulletin Board under the symbol "TRNT."

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

                                          TransNet Corporation


Date: February 13, 1998               By: /s/ Steven J. Wilk
                                          -------------------
                                          Steven J. Wilk,
                                          Chief Executive Officer



Date:  February 13, 1998              By: /s/ John J. Wilk
                                          -------------------
                                          John J. Wilk,
                                          Chief Financial and Accounting Officer