Form 10-Q
period 1998-03-31
TRANSNET CORP
filed 1998-05-13
CIK 99313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    ---------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the quarter ended March 31, 1998            Commission File Number   0-8693
                      --------------                                   --------


                              TRANSNET CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                              22-1892295
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)              Identification No.)

            45 Columbia Road
            Somerville, New Jersey                    08876-3576
  (Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code:     (908) 253-0500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X      No


Indicate the number of share outstanding of each of the issurer's classes of common stock, as of May 7, 1998: 5,216,804.

TRANSNET CORPORATION
------------------------------------------------------------------------------


INDEX TO FROM 10-Q
------------------------------------------------------------------------------




Part I: Financial Information

Item 1: Consolidated Financial Statements

        Consolidated Balance Sheets as of March 31, 1998
        and June 30, 1997 [Unaudited]............................... 1......

        Consolidated Statements of Operations for the three and nine months ended March 31, 1998 and 1997 [Unaudited]............ 2......

        Consolidated Statements of Cash Flows for nine months ended
        March 31, 1998 and 1997 [Unaudited]......................... 3......

        Notes to Consolidated Financial Statements [Unaudited]...... 4......5

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations................................... 6......8


Part II: Other Information.......................................... 9......

Signature...........................................................10......




                          .   .   .   .   .   .   .   .

TRANSNET CORPORATION
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
[UNAUDITED]
------------------------------------------------------------------------------



                                                        March 31,    June 30,
                                                         1 9 9 8      1 9 9 7

Assets:
Current Assets:
  Cash and Cash Equivalents                          $ 5,216,604   $ 3,336,917
  Accounts Receivable - Net                            9,168,815     8,986,318
  Inventories                                          3,047,467     3,274,462
  Other Current Assets                                   239,460       324,546
  Deferred Tax Asset                                      94,700       334,700
  Mortgage Receivable                                    440,000            --
                                                     -----------   -----------

  Total Current Assets                                18,207,046    16,256,943

Property and Equipment - Net                             719,514       916,254

Other Assets                                             893,200     1,051,101
                                                     -----------   -----------

  Total Assets                                       $19,819,760   $18,224,298
                                                     ===========   ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                   $ 4,896,660   $   965,340
  Accrued Expenses                                       651,358       650,242
  Floor Plan Payable                                   1,017,873     4,384,040
  Deferred Income                                        316,075       162,576
  Other Current Liabilities                              268,615       264,481
                                                      ----------   -----------

  Total Current Liabilities                            7,150,581     6,426,679
                                                      ----------   -----------

Deferred Tax Liability                                    97,700        97,700
                                                      ----------   -----------

Stockholders' Equity:
  Capital Stock - Common $.01 Par Value, Authorized
   15,000,000 Shares; Issued 7,469,524 Shares             74,695        74,695

  Paid-in Capital                                     10,686,745    10,686,745

  Retained Earnings                                    8,027,682     7,156,122
                                                     -----------   -----------

  Totals                                              18,789,122    17,917,562
  Less:  Treasury Stock - At Cost                     (6,217,643)   (6,217,643)
                                                     -----------   -----------

  Total Stockholders' Equity                          12,571,479    11,699,919
                                                     -----------   -----------

  Total Liabilities and Stockholders' Equity         $19,819,760   $18,224,298
                                                     ===========   ===========


See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------




                                Three months ended         Nine months ended
                                     March 31,                 March 31,
                                     ---------                 ---------
                               1 9 9 8      1 9 9 7      1 9 9 8       1 9 9 7
                               -------      -------      -------       -------

Revenue                      $17,564,437 $16,123,401   $57,360,566  $52,159,412

Cost of Revenue              15,678,214   14,354,376   51,268,395    46,466,680
                             ----------  -----------   ----------   -----------

  Gross Profit                1,886,223    1,769,025    6,092,171     5,692,732

Expenses:
  Selling, General and
   Administrative Expenses    1,734,406    1,598,060    5,422,282     4,894,545
                             ----------  -----------   ----------   -----------

  Operating Income              151,817      170,965      669,889       798,187
                             ----------  -----------   ----------   -----------

Other Income [Expense]:
  Interest Income                35,892       34,458      105,890        80,230
  Interest Expense                   --       (4,752)          --       (40,735)
  Other Income                       --           --      466,489            --
  Other Expenses                (80,708)          --      (80,708)           --
                             ----------  -----------   ----------   -----------

  Other [Expense] Income -
   Net                          (44,816)      29,706      491,671        39,495
                             ----------  -----------   ----------   -----------

  Income Before Provision
   for Income Taxes             107,001      200,671    1,161,560       837,682

Provision for Income Tax         25,000           --      290,000            --
                             ----------  -----------   ----------   -----------

  Net Income                 $   82,001  $   200,671   $  871,560   $   837,682
                             ==========  ===========   ==========   ===========

  Earnings Per Common Share  $     0.02  $      0.04   $     0.17   $      0.16
                             ==========  ===========   ==========   ===========


See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------



                                                         Nine months ended
                                                             March 31,
                                                        1 9 9 8      1 9 9 7
                                                        -------      -------

Operating Activities:
  Net Income                                         $  871,560   $   837,682
                                                     ----------   -----------
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
   Depreciation and Amortization                        232,740       288,237
   Gain on Sale:  Land                                 (466,489)           --
   Deferred Taxes                                       240,000            --

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                               (182,497)   (2,750,717)
     Inventory                                          226,995     1,969,192
     Other Current Assets                                85,086        90,949
     Other Assets                                        (1,610)      (41,676)

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses            3,932,436     1,146,341
     Deferred Income                                    153,499      (114,272)
     Other Current Liabilities                            4,134        (7,425)
                                                     ----------   -----------

   Total Adjustments                                  4,224,294       580,629
                                                     ----------   -----------

  Net Cash - Operating Activities                     5,095,854     1,418,311
                                                     ----------   -----------

Investing Activities:
  Capital Expenditures                                       --       (21,237)
                                                     ----------   -----------

Financing Activities:
  Floor Plan Payable                                 (3,366,167)     (671,005)
  Mortgage Receivable                                   150,000            --
                                                     ----------   -----------

  Net Cash - Financing Activities                    (3,216,167)     (671,005)
                                                     ----------   -----------

  Net Increase in Cash and Cash Equivalents           1,879,687       726,069

Cash and Cash Equivalents - Beginning of Periods      3,336,917     2,383,741
                                                     ----------   -----------

  Cash and Cash Equivalents - End of Periods         $5,216,604   $ 3,109,810
                                                     ==========   ===========


See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
------------------------------------------------------------------------------



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

[D] Earnings Per Share - Earnings per common share are based on 5,216,804 weighted shares outstanding for the period ended March 31, 1998 and 1997.

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

[4] Asset Purchase Agreement

On October 31, 1997, the Corporation executed an Asset Purchase Agreement providing for the sale for a maximum $20.5 million cash purchase price of substantially all of its operating assets, subject to certain liabilities, to a wholly-owned subsidiary of GE Capital Information Technology Solutions, Inc. ["GEITS"]. GEITS is an affiliate of GE Capital Services which in turn is a wholly-owned subsidiary of General Electric Company. On March 26, 1998, the Corporation announced that the Asset Purchase Agreement had terminated because a condition of the Agreement was not met.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
------------------------------------------------------------------------------



[5] Sale of Land

On November 11, 1997, the Corporation executed an agreement to sell approximately 6.32 acres of unimproved real property in Mountainside, New Jersey [the "real property"] to W Realty LLC ["W Realty] for the appraised value of $1,000,000. W Realty is a partnership consisting of John J. Wilk, Chairman of the Board, and Raymond J. Rekuc, a Director of the Corporation. The purchase price is payable through a credit extended by W Realty as sub-lessor to the Corporation as sub-lessee for the $410,000 of rent payable by the Corporation over the last two years of its sublease for its principal facility in Somerville, New Jersey and a $590,000 promissory note executed by W Realty payable in installments of $150,000 in February 1998 and $440,000 in November 1998. The note bears interest at the rate of 8% per annum and is secured by a mortgage on the Real Property. The Real Property was specifically excluded from the assets which the Corporation agreed, subject to stockholder approval, to sell to GEITS [See Note 4].






                .   .   .   .   .   .   .   .   .   .   .   .  .

TRANSNET CORPORATION AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Results of Operations

Revenues for the three months ended March 31, 1998 were $17,564,437 as compared with $16,123,401 for the quarter ended March 31, 1997. For the quarter ended March 31, 1998 the Corporation reported net income of $82,001 as compared with net income of $200,671 for the similar period in 1997. For the nine months ended March 31, 1998, revenues were $57,360,566, as compared to $52,159,412 reported for the similar period in 1997, with net earnings of $871,560 for the period ended March 31, 1998, compared with net earnings of $837,682 for the same period in 1997. The increase in revenues is primarily due to increases in the sale of the Corporation's technical services (such as technical support, technical repair and maintenance services, system integration, network design and installation, and training), and to a lesser extent to an increased volume of hardware sales. Operating income for the quarter ended March 31, 1998 increased as a result of cost controls imposed by management. The decrease in operating income for the nine-month period is the result of continued price decreases of computer hardware and the increase in salary related expenses incurred in connection with the expansion of the Corporation's technical service staff during the first half of the fiscal year.

Net income for the quarter ended March 31, 1998 is attributable to increased service revenues and management's concentration on sales of network and system integration products which yield higher profit margins. Earnings for the quarter were negatively impacted by non-recurring expenses of approximately $81,000 associated with the proposed sale of assets by the Corporation to a subsidiary of General Electric Capital Information Technology Solutions, Inc. ("GECITS"). As discussed below, the Asset Purchase Agreement was terminated when a condition to the sale of assets was not met.

Service  related  revenues,  though not a material  source of the  Corporation's revenues, are significant in their contributions to earnings because these operations yield a higher profit margin than equipment sales. The Corporation continued to increase its technical staff in response to the demand for its services, encountering an industry-wide shortage of qualified technical personnel, resulting in a high level of competition to hire and retain technical staffs. Management anticipates these trends to continue. For the quarter ended March 31, 1998, the increase in revenues from the provision of service, support, outsourcing and network integration is largely the result of the Corporation renewing and/or entering into service contracts with a number of large corporate customers. The majority of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

The computer industry continually faces a trend of decreasing prices for computers and related equipment. Management believes that this trend will continue. Industrywide, the result of price erosion has been lower profit margins on sales, which require businesses to sell a greater volume of equipment to maintain past earning levels. Another result of the price decreases has been intensified competition within the industry, including the consolidation of businesses through merger or acquisition and the entrance of manufacturers into technical services business. Management believes that the adoption of policies by many larger corporate customers to limit the number of vendors permitted to provide goods and services for specified periods of time has further increased price competition. To meet these competitive challenges and to maximize the Corporation's profit margin, management has modified its marketing strategy and has enforced expense controls. Management's current marketing strategy is designed to increase sales of lower revenue/higher profit margin products related to service and support operations. Management's efforts include targeting commercial, educational and governmental customers who provide marketplaces for a wide range of products and services at one time, a cost-effective approach to sales. Management believes it maximizes profits through concentration on sales of value-added applications; promotion of the Corporation's service and support operations; and strict adherence to cost-cutting controls. In light of the above, management emphasizes and continues the aggressive pursuit of an increased volume of equipment sales, in particular network and system integration products, technical service and support programs, and promotion of its training services.

TRANSNET CORPORATION AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Results of Operations [Continued]

Interest income for the quarter and nine-month period increased as compared to the corresponding periods in the prior year because of the increase in the amount of funds invested and higher yields. Interest expense for the quarter and nine-month period decreased as compared to the corresponding periods in fiscal 1997 as a result of management's efforts to shorten the collection cycles of account receivables, with a resulting reduction in related financing costs.

Although actual expenses increased in fiscal 1998 due to the expenses related to the significant increase in the Corporation's technical staff (discussed above), selling, general and administrative expenses remained relatively constant at approximately 10% of revenues for the quarter and approximately 9% for the nine-months ended March 31, 1998 and 1997, due to management's strict adherence to cost-control measures.

Liquidity and Capital Resources

There are no material commitments of the Corporation's capital resources.

The Corporation currently finances a portion of its accounts receivable and finances purchases of portions of its inventory through floor-planning arrangements under which such inventory secures the amount outstanding. Inventory increased to normal in the quarter and nine-month period ended March 31, 1998 as compared to the lower than normal inventory in the corresponding periods in 1997, which was lower in response to increased inventory turns related to the higher volume of sales. Management shall continue its efforts to increase turnover and to provide the Corporation with protection against inventory obsolescence resulting from the rapid technological advances of the computer industry, as well as to minimize floor plan financing.

Accounts receivable decreased for the quarter and nine-month periods ended March 31, 1998 compared with the same periods in fiscal 1997 due to management's efforts to shorten collection cycles. Accounts payable increased for the quarter and nine-month period ended March 31, 1998 compared with the same periods in 1997 as a result of the increased volume of sales. Cash levels increased in the nine-month period ended March 31, 1998 as compared to the corresponding period in 1997 due to variations in scheduled payment requirements.

For the fiscal quarter and nine months ended March 31, 1998, as in the periods ended March 31, 1997 the internal resources of the Corporation were sufficient to enable the Corporation to meet its obligations.

On March 26, 1998, the Corporation announced that the Asset Purchase Agreement with a subsidiary of GECITS had terminated because a condition of the Agreement was not met when it was informed that TransNet's major customer, Merck & Co., intended to enter into arrangements with a vendor other than TransNet or GECITS or its subsidiaries with respect to a substantial portion of the business that the major customer previously conducted with TransNet. This will have a significant impact upon the Corporation's revenues, and the loss of this customer would have a material adverse impact upon the Corporation if management does not replace the purchases of equipment and technical services with similar purchases from new accounts. Although the Corporation is aggressively pursuing new accounts and expansion of existing business, no assurance can be given that the Corporation will be able to replace the business from its major customer.

TRANSNET CORPORATION AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Liquidity and Capital Resources [Continued]

Management has been appraised of an unasserted possible claim or assessment involving the Corporation's Pension Plan. The Plan was adopted in 1981 as a defined benefit plan. In 1989, various actions were taken by the Corporation to terminate the Plan, to convert it to a defined contribution plan and to freeze benefit accruals. No filing for plan termination was made with the Pension Benefit Guaranty Corporation (the "PBGC"). Additionally, a final amended and restated plan document incorporating the foregoing amendments and other required amendments including those required by the Tax Reform Act of 1986 do not appear to have been properly adopted. In addition, since 1989, it appears that certain operational violations occurred in the administration of the Plan including the failure to obtain spousal consent in certain instances where it was required.

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

The matters discussed in this report that are forward-looking statements are based on current management expectations that involve risk and uncertainties, which include: the impact of economic conditions generally and in the industry for microcomputer products and services; continued competitive and pricing pressures in the industry; product supply shortages; open-sourcing of products of vendors; rapid product improvement and technological change, short product life cycles and resulting obsolescence risks; and other risks set forth in the Corporation's other filings with the Securities and Exchange Commission.

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

                                    TransNet Corporation


Date:   May 14, 1998                By: /s/ Steven J. Wilk
                                       -------------------
                                       Steven J. Wilk,
                                       Chief Executive Officer



Date:  May 14, 1998                 By: /s/ John J. Wilk
                                       John J. Wilk,
                                       Chief Financial and Accounting Officer