Form 10-K
period 1998-06-30
TRANSNET CORP
filed 1998-09-28
CIK 99313

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended June 30, 1998

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $2,519,215 on September 23, 1998 based upon the closing sales price on the OTC Bulletin System as of said date.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares of the registrant's common stock outstanding on September 23, 1998 was 5,216,804 shares (exclusive of Treasury shares).

                                     PART I

ITEM 1.  BUSINESS

      TransNet Corporation ("TransNet" or the "Corporation") was incorporated in the State of Delaware in 1969. The Corporation is a single-source provider of information technology products and technology management services designed to enhance the productivity of the information systems of its customers. Through its own sales and service departments, TransNet provides information technology and network solutions for its customers by combining value-added professional technical services with the sale of PC hardware, network products, computer peripherals and software. As used herein, the term "Corporation" shall refer to TransNet and where the context requires, shall include TransNet and its wholly-owned subsidiary, Century American Corporation. Century American Corporation, formerly a leasing subsidiary, is currently inactive.

Description of Business

      Products, Sources, and Markets: The sale of computer and related equipment for local area networks ("LAN's") and personal computers ("PC's") accounted for the significant portion of the Corporation's revenues. This equipment includes microcomputers, workstations, servers, monitors, printers and operating systems software. The principal markets for the Corporation's products are commercial, governmental, and educational customers. These markets are reached by direct sales conducted through the corporate sales department based in Branchburg, New Jersey. The Corporation's direct sales staff enables TransNet to establish relationships with major corporation clients through which it markets the Corporation's technical services.

      The Corporation is selective in choosing the products that it markets and its product mix is geared primarily to the requirements of its business customers. The products sold by the Corporation include business and personal desktop computer systems manufactured by International Business Machines
("IBM"), Apple Computer, Inc. ("Apple"), Bay Networks, a Nortel Networks business, Compaq Computer Corporation ("Compaq"), NEC Technologies, Inc. ("NEC"), AST Research ("AST"), Hewlett-Packard Company ("Hewlett-Packard"), and Toshiba American Information Systems, Inc. ("Toshiba"); related peripheral products such as network products of Compaq, Novell, Inc. ("Novell"), and Cisco Systems, Inc. ("Cisco"); selected software products; wireless communication products; and supplies produced by other manufacturers. The Corporation does not manufacture or produce any of the items it markets.

      The Corporation is currently an authorized dealer for Apple, AST, Bay Networks, Compaq (including authorizations as a Compaq Enterprise Partner and a Compaq Certified Education Partner), Hewlett-Packard, IBM, Intel, NEC, and Toshiba, Microsoft Corporation ("Microsoft"), Cisco, Novell, and 3COM. The Corporation has received dealer authorization as an Airdata solutions provider for AT&T wireless services. The Corporation also offers a variety of products manufactured by other companies including Okidata, and Hayes Microcomputer Products, Inc. Occasionally, the Corporation will order specific products to satisfy a particular customer requirement. The Corporation evaluates its product line and new products internally and through discussions with its vendors and customers.

      Software sold by the Corporation includes software designed for general business applications as well as specialized applications such as research, pharmaceuticals, and education; software for desktop publishing; and integrated packages.

      The Corporation maintains an inventory of its product line to provide shipments to customers. Back orders are generally immaterial, but manufacturers' product constraints occasionally impact the Corporation's inventory levels (see Management's Discussion and Analysis). Shipments are made from the Corporation's warehouse in Branchburg, New Jersey primarily through common carriers. In an effort to reduce costs, the Corporation has instituted a direct shipping program, through which product is shipped directly from the Corporation's suppliers to the customer.

      The marketing of computers is generally not seasonal in nature.

      Technical Support and Service: The Corporation provides a wide variety of network services, personal computer support, repair and standard equipment maintenance to assist customers in obtaining technology that enhances the customers' productivity. These services, which are generally performed at customer sites, include LAN and PC hardware support, systems integration services, help desk services, asset management, relocation services, and installation or installation coordination. The Corporation assists customers to determine standard hardware technology, application and operating system software, and networking platforms. The Corporation employs specially certified and trained technical systems engineers who perform high-end technology integration services. In addition, the Corporation's staff of specially trained system engineers and service technicians provide service and support on an on-call basis for file servers, personal computers, laptop computers, printers and other peripheral equipment. The Corporation's in-house technical staff performs system configurations to customize computers to the customers' specifications. The Corporation also provides authorized warranty service on the equipment it sells. TransNet is an authorized service dealer for the following manufacturers: Apple, AST, Compaq, Dell, Epson, Hewlett Packard, IBM, NEC, and Novell.

      The Corporation seeks highly qualified personnel and employs experienced system engineers and technicians to whom it provides authorized manufacturer training on an on-going basis. During fiscal 1998, the Corporation continued the rapid expansion of its technical staff in response to the increased volume of equipment sales and the increasing complexity of the systems to be configured.

      The Corporation's technical services are available to business and individual customers located within 100 miles of the Corporation's Branchburg,
New Jersey headquarters. Through a variety of alternatives, the Corporation offers repair or maintenance services at the customer site or on the
Corporation's premises. Maintenance and service contracts are offered to maintain and/or repair computer hardware. Technical support and services are performed pursuant to contracts of specified terms and coverage (hourly rates or fixed price extended contracts) or on a time and materials basis. Services are available for a variety of services related to products marketed by the Corporation. In connection with its "TechNet" program, through which the Corporation stations service personnel at a customer's location on a full-time basis, the Corporation has entered into individual agreements with several large corporate customers to provide support and repair and maintenance services. Most agreements are for twelve months or less, although some existing agreements are for terms of one or two years. These agreements contain provisions allowing for termination prior to the expiration of the agreements. Although the agreements generally contain renewal terms, there is no assurance that the agreements will be renewed.

      The Corporation recently introduced its Y2KNET program, designed with the mission to assure the Corporation's clients that their desktop units are Year 2000 compliant. Under this program, which complements the existing TechNet and SafetyNet programs, the Corporation's technicians inventory, examine, and, as necessary, modify all customers' desktop units to certify that the units are Y2K compliant.

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

      In addition to servicing its own customers within its service area, the Corporation has entered arrangements with other service providers outside the Corporation's service area. Through these arrangements, the Corporation can provide services in instances in which a customer has locations outside the Corporation's service areas and can assure its customers quality technical service at their locations nationwide.

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

      Suppliers: In order to reduce its costs for computer and related equipment, the Corporation entered into a buying agreement with Ingram Micro, Inc., which assumed the earlier agreement with Intelligent Electronics. Under the agreement, the Corporation is able to purchase equipment of various manufacturers at discounts currently unavailable to it through other avenues. The agreement provides that the Corporation may terminate the arrangement upon sixty days notice. During fiscal 1998, the majority of the revenues generated by the Corporation from product sales were attributable to products purchased by the Corporation from Ingram Micro, Inc. pursuant to the Agreement. The balance of the Corporation's product sales were attributable to products purchased from a variety of sources on an as needed order basis. Management fully anticipates that Ingram Micro, Inc. will be a major supplier during fiscal 1999.

      Customers: The majority of the Corporation's corporate customers are commercial users located in the New Jersey - New York City metropolitan area.

      During fiscal 1998, one customer, Merck & Co., Inc. accounted for approximately 50% of the Corporation's revenues, and an affiliate of the customer, Medco, accounted for approximately 14% of the Corporation's revenues. Such customer and its affiliate accounted for approximately 58% and 11%, respectively, of the Corporation's revenues in fiscal 1997, and accounted for approximately 50% and 19%, respectively, of the Corporation's revenues in fiscal 1996. In March 1998, the Corporation received notification that this customer intended to enter into arrangements with a vendor other than TransNet with respect to a substantial portion of the business that the major customer previously conducted with TransNet. The loss of the contract has not had any negative impact to date on services or service related revenues and has reduced the Corporation's hardware-related expenses. Although the loss of the contract will reduce revenues from hardware sales, management notes that the sales pursuant to this contract were conducted at low profit margins of approximately 4.7%. The loss of this customer could have a material adverse impact upon the Corporation if management does not replace the sales of equipment and technical services with similar purchases from new accounts. Although the Corporation is aggressively pursuing new accounts and expansion of existing business, no assurance can be given that the Corporation will be able to replace the hardware sales revenues previously attributable to its major customer.

      No other customer accounted for more than 10% of the Corporation's revenues in fiscal 1998.

      Competition: The sale and service of personal computer systems is highly competitive and may be affected by rapid changes in technology and spending habits in both the business and institutional sectors. The Corporation is in direct competition with any business which is engaged in information technology management, specifically the sale and technical support and service of networks, personal computers and related peripherals. Competitors include larger and longer established companies possessing substantially greater financial resources and substantially larger staffs, facilities and equipment. During the past few years, the industry has experienced and continues to experience a significant amount of consolidation. In the future, TransNet may face fewer but larger competitors as the result of such consolidation. In addition, several computer manufacturers have stated their intentions to deal directly with the end-users.

      Management believes that commercial customers require significant levels of sophisticated support services such as those provided by the Corporation. TransNet's services benefit the customers by providing in-depth product knowledge and experience, competitive pricing and the high level of technical services. Management believes that TransNet's ability to combine competitive pricing with responsive and sophisticated support services allows it to compete effectively against a wide variety of alternative microcomputer sales and distribution channels, including independent dealers, direct mail and telemarketing, superstores and direct sales by manufacturers (including some of its own suppliers).

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

      In the past several years, there have been frequent reductions in the price of computers. As a result, competition has increased and the Corporation lowered its prices to remain competitive. In addition, businesses able to purchase in larger volume than the Corporation have received higher discounts from manufacturers than the Corporation. These factors have resulted in a lower profit margin on the Corporation's equipment sales. As a result of its buying agreement with Ingram Micro, Inc., the Corporation is able to purchase equipment at discounts otherwise unavailable to it, enabling the Corporation to be more price competitive. In a cost-effective marketing approach, the Corporation now targets larger customers with more diversified product needs for its marketing efforts in order to sell a greater number and variety of products and services at one or a limited number of locations, thereby improving its gross profit margins.

      The Corporation does not believe that it is a significant factor in any of its fields of activity.

      Trademarks: Other than the trademark of its name, TransNet holds no patents or trademarks.

      Employees: As of September 15, 1998, the Corporation employed 199 full-time employees and nine (9) part-time employees. None of its employees are subject to collective bargaining agreements.

      Other Events: On October 31, 1997, the Corporation executed an Asset Purchase Agreement providing for the sale for a maximum $20.5 million cash purchase price of substantially all of its operating assets, subject to certain liabilities, to a wholly-owned subsidiary of GE Capital Information Technology Solutions, Inc. ("GECITS"). GECITS is an affiliate of GE Capital Services, which in turn is a wholly-owned subsidiary of General Electric Company. The sale was subject to the approval of TransNet's stockholders at a stockholder meeting anticipated in the first quarter of calendar 1998, as well as the occurrence of certain other conditions.

      On March 26, 1998, the Corporation announced that the Asset Purchase Agreement with a subsidiary of GECITS had terminated because a condition of the Agreement was not met when it was informed that TransNet's major customer, Merck & Co., intended to enter into arrangements with a vendor other than TransNet or GECITS or its subsidiaries with respect to a substantial portion of the business that the major customer previously conducted with TransNet. See "Customers."

ITEM 2.  PROPERTIES

      The Corporation's executive, administrative, corporate sales offices, and service center are located in Branchburg, New Jersey, where the Corporation leases a building of approximately 21,000 square feet. This "net-net" lease, which currently provides for an approximately $16,112 monthly rental, expires in February 2001. The building is subleased from W Realty, a partnership consisting of John J. Wilk, Chairman of the Board and Raymond J. Rekuc, a Director, at terms which management believes are as favorable as available from unaffiliated third parties. See Item 13. Certain Relationships and Related Transactions, for a description of the sale of certain real estate owned by the Corporation to W Realty. Pursuant to the terms of that sale, the Corporation will not be required to pay rent for the sublease of its Branchburg offices for the last two (2) years of the lease.

      See Note [9A] of the Notes to Consolidated Financial Statements with respect to the Corporation's commitments for leased facilities.

ITEM 3.  LEGAL PROCEEDINGS

      The Corporation is not currently a party to any legal proceeding which it regards as material.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

      On April 2, 1998, the Corporation held a special meeting of shareholders to vote upon the election of directors and to consider the proposed sale of substantially all of its operating assets, subject to certain liabilities, to a wholly-owned subsidiary of GE Capital Information Technology Solutions, Inc. ("GECITS"). As described above, the proposed transaction was terminated prior to the meeting. The shareholders, by majority vote, elected the Board of Directors' nominees for seats on the Board of Directors.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          SECURITYHOLDERS MATTERS

      TransNet's common stock is quoted and traded in the OTC Bulletin Board under the symbol "TRNT." Prior to February 4, 1998, the stock was quoted and traded in the NASDAQ National Market System. The following table indicates the high and low closing sales prices for TransNet's common stock for the periods indicated based upon information supplied by the National Quotation Bureau Incorporated.

      On February 3, 1998, the Corporation was informed by NASDAQ that its common stock would be delisted from the NASDAQ National Market System on February 4, 1998 based on certain deficiencies asserted by the NASDAQ staff. The Corporation appealed the staff's findings based, among other items, upon the position that the Corporation had cured the deficiencies, but the appeal was unsuccessful. The Corporation is currently appealing NASDAQ's decision to the Securities and Exchange Commission.

Calendar Year                       Closing Sales Prices
                                      High        Low
1996
      First Quarter                    4  3/8   2  7/8
      Second Quarter                   3  3/4   2  15/32
      Third Quarter                    3  3/8   1  15/16
      Fourth Quarter                   3  9/16  2  13/16

1997
      First Quarter                    3  3/8   2  3/8
      Second Quarter                   3  1/4   2  3/8
      Third Quarter                    3  3/4   2  3/4
      Fourth Quarter                   3  1/2   2

1998
      First Quarter                    2  5/8      3/4
      Second Quarter                   1  3/32     5/8

      As of September 8, 1998, the number of holders of record of TransNet's common stock was 3,196. Such number of record owners was determined from the Company's shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

      TransNet has not paid any dividends on its common stock since its inception.

ITEM 6.  SELECTED FINANCIAL DATA

                               Y e a r s   e n d e d   J u n e   3 0,
                    ----------------------------------------------------------
                       1 9 9 8     1 9 9 7     1 9 9 6     1 9 9 5     1 9 9 4
                       -------     -------     -------     -------     -------

Revenue             $70,424,809 $68,631,322 $64,200,588 $56,216,605 $40,342,165

Net Income          $   923,991 $ 1,032,567 $ 1,001,640 $   882,466 $   393,870

Earnings Per Share  $       .18 $       .20 $       .19 $       .17 $       .08

Weighted Average
  Number of Shares    5,216,804   5,216,804   5,216,804   5,155,526   5,041,804

Total Assets        $15,396,518 $18,224,298 $16,333,275 $19,286,712 $13,289,915

Working Capital     $11,200,198 $ 9,830,264 $ 8,506,758 $ 7,554,094 $ 7,225,788

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      Revenues for the fiscal year ended June 30, 1998 were $70,424,809 as compared with $68,631,322 for the fiscal year ended June 30, 1997, and $64,200,588 for the fiscal year ended June 30, 1996. The increase in revenues for fiscal 1998 was the result of an increase in revenues from technical services (such as technical repair and maintenance, support, and network integration) and training services, although revenue from hardware sales decreased. Revenues for fiscal 1997 and 1996 increased as compared to the respective prior year as the result of increased hardware sales and an increase in revenues from technical services and training services. Due to management's emphasis on the promotion of technical service and support operations and agreements with large organizations for service and support (as discussed below), technical service revenues increased by approximately 40% in fiscal 1998 over fiscal 1997, increased 36% in fiscal 1997 as compared to fiscal 1996, and increased 25% in fiscal 1996 as compared to fiscal 1995.

      For fiscal 1998, the Corporation reported net income of $923,891 as compared with net income of $1,032,567 for fiscal 1997, and $1,001,640 for fiscal 1996. Net income for fiscal 1998 includes a non-recurring gain of $466,489 attributable to the sale of certain unimproved real property owned by the Corporation in the second quarter. The decrease in operating income is a result of decreased profit margins on hardware sales, a decrease in the volume of hardware sales and increased expenses related to the expansion of the Corporation's technical staff (see Item 1. Customers regarding loss of business from the Corporation's major customer). As referenced above, increases in net income for the years ended June 30, 1997 and 1996 are attributable to increased sales volume; increased technical service and support related revenues; management's concentration on sales of higher profit margin products such as network and system integration products; and continued adherence to cost control measures. Service related revenues, though not a material segment of Corporation revenues, are significant in their contributions to net income because these operations yield a higher profit margin than equipment sales. For the fiscal years ended June 30, 1998, 1997 and 1996, the respective increases in revenues from the provision of service, support, outsourcing and network integration is largely the result of the Corporation entering into service contracts with a number of corporate customers to provide service and support for the customer's personal computers, peripherals and networks. Most of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

      During the fiscal years discussed, the computer industry has experienced a trend of decreasing prices of computers and related equipment. Management believes that this trend will continue. Industrywide, the result of price erosion has been lower profit margins on sales, which require businesses to sell a greater volume of equipment to maintain past earning levels. Another result of the price decreases has been intensified competition within the industry, including the consolidation of businesses through merger or acquisition, the stated intention of certain manufacturers to sell directly to the end-user and the entrance of manufacturers into technical services business. Management believes that the adoption of policies by many larger corporate customers, which limit the number of vendors permitted to provide goods and services for specified periods of time, has further increased price competition. In addition, manufacturers' shortages of certain products, known as product constraints, occasionally combine with the price decreases to impact the Corporation's revenue stream, such as occurred during the last quarter of fiscal 1996.
Although not a factor in fiscal 1998 or 1997, the product constraints experienced in the 1996 quarter reduced the number of orders received by the Corporation, with resulting effects on inventory, accounts payable and receivable and cash levels.

      To meet these competitive challenges and to maximize the Corporation's profit margin, management has modified its marketing strategy during these years and has enforced expense controls. Management's current marketing strategy is designed to increase sales of lower revenue/higher profit margin products related to service and support operations. Management's efforts include targeting commercial, educational and governmental customers who provide marketplaces for a wide range of products and services at one time, a cost-effective approach to sales. Management believes it maximizes profits through concentration on sales of value-added applications; promotion of the Corporation's service and support operations; and strict adherence to cost-cutting controls. In light of the above, management emphasizes and continues the aggressive pursuit of an increased volume of equipment sales, technical service and support programs, and promotion of its training services. In addition, the Corporation's buying agreement with Ingram Micro, Inc. enhances the Corporation's competitive edge through product discounts unavailable through other sources.

      Selling, general and administrative expenses increased to approximately 11% of revenue for fiscal 1998 due to increased salary and personnel related expenses resulting from the expansion of the Corporation's technical staff. Selling, general and administrative expenses were approximately 9% of revenues for fiscal 1997, and were slightly below 10% of revenues for fiscal 1996. Management's adherence to cost control measures maintains the level of such expenditures.

      Interest income increased in fiscal 1998 and 1997, respectively, as compared to the prior year primarily due to a stronger cash position, which allowed the Corporation to invest larger amounts than in prior years. Interest income increased in fiscal 1996 as compared to fiscal 1995 due to the rise in interest rates. Interest expense decreased in both fiscal 1998 and 1997 as compared to the respective prior year, also due to the improved cash position which limited the amount of financing extended under the floor planning arrangements described below. Interest expense increased in 1996 over 1995 as a result of financing costs associated with inventory.

Liquidity and Capital Resources

      There are no material commitments of the Corporation's capital resources, other than real estate leases and employment contracts entered into in the normal course of business.

      The Corporation currently finances the purchases of portions of its inventory through floor planning arrangements with a third-party lender and a manufacturer's affiliate under which such inventory secures the financed purchases. Inventory decreased in fiscal 1998 as a result of decreased sales and management's efforts to "direct-ship" product from the vendor to the customer, thereby reducing the Corporation's required inventory levels

      Accounts receivable decreased in fiscal 1998 as compared to 1997 in direct response to decreased volume of hardware sales, and increased in fiscal 1997 over 1996 as a result of increased sales. Accounts payable decreased in 1998 and 1997 due to the improved cash position of the Corporation. Floor planning payables reflects a decrease in 1998 that is attributable to the decreased volume of hardware sales. The converse was true in fiscal 1997. Accounts receivable and payable increased for the period ended June 30, 1997 as a direct result of an increase in product sales.

      For the fiscal year ended June 30, 1998, as in the fiscal years ended June 30, 1997 and 1996, the internal sources of the Corporation were sufficient to enable the Corporation to meet its obligations.

      In the first quarter of fiscal 1998, management was apprized of an unasserted possible claim or assessment involving the Corporation's Pension Plan. The Plan was adopted in 1981 as a defined benefit plan. In 1989, various actions were taken by the Corporation to terminate the Plan, to convert it to a defined contribution plan and to freeze benefit accruals. No filing for plan termination was made with the Pension Benefit Guaranty Corporation (the "PBGC"). Additionally, a final amended and restated plan document incorporating the foregoing amendments and other required amendments including those required by the Tax Reform Act of 1986 do not appear to have been properly adopted. In addition, since 1989, it appears that certain operational violations occurred in the administration of the Plan including the failure to obtain spousal consent in certain instances where it was required.

      The Corporation currently intends to (i) take corrective action under the IRS Walk-in Closing Agreement Program ("CAP"), (ii) apply for a favorable determination letter with respect to the Plan from the IRS, and (iii) terminate the Plan. The CAP program provides a correction mechanism for "non-amenders" such as the Corporation. Under CAP, the Corporation will be subject to a monetary sanction (which could range from $1,000 to approximately $40,000). In addition, the Corporation will be required to correct, retroactively, operational violations, and to pay any resulting excise taxes and PBGC premiums and penalties that may be due. Special counsel has advised the Corporation that although it believes that the Corporation will incur some liability in connection with the correction of such operational violations, it is not possible to estimate the potential amount of or the range of liability at this time. Management has been advised by counsel that the estimated liabilities are significantly lower than originally anticipated. See Note [13] of the Notes to Consolidated Financial Statements with respect to this contingency.

YEAR 2000

      Many existing computer systems, including certain of the Corporation's internal systems, use only the last two digits to identify years in the date field. As a result, these computer systems do not properly recognize a year that begins with "20" instead of the familiar "19," or may not function properly with years later than 1999. If not corrected, many computer applications could fail or create erroneous results. This is generally referred to as the "Year 2000" or "Y2K" issue. Computer systems that are able to deal correctly with dates after 1999 are referred to as "Year 2000 compliant."

      With respect to the Corporation's internal systems and operations, its main internal computer system, which processes information to prepare inventories, purchase orders, invoices and accounting functions is Y2K compliant. To date, the Corporation has spent approximately $20,000 to bring its systems into compliance, and is currently preparing a program to determine whether to update or replace other internal computer systems to ensure compliance. The costs involved in such an update and/or replacement have not yet been estimated. As of the filing of this report, the Corporation has not prepared a contingency plan and will assess the need for such a plan when sufficient information has been provided by third parties with whom the Corporation has a material relationship. The Corporation learned from the product vendors and suppliers with whom it has a material relationship that they are Y2K compliant. The Corporation is currently in the process of ascertaining whether its internal systems other than computer systems, and other material suppliers as well as major customers are Y2K compliant. Because of the uncertainties involved, pending receipt of this information, it is not possible to estimate the effect upon the Corporation, for example, the amount of lost revenues, if its material vendors, suppliers and customers were not Y2K compliant.

      The matters discussed in Management's Discussion and Analysis and throughout this report that are forward-looking statements are based on current management expectations that involve risk and uncertainties. Potential risks and uncertainties include, without limitation: the impact of economic conditions generally and in the industry for microcomputer products and services; dependence on key vendors; continued competitive and pricing pressures in the industry; product supply shortages; open-sourcing of products of vendors; rapid product improvement and technological change, short product life cycles and resulting obsolescence risks; technological developments; capital and financing availability; and other risks set forth herein.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Attached.


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no disagreements on accounting and financial disclosure between the Corporation and its independent public accountants nor any change in the Corporation's accountants during the last fiscal year.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers and directors of the Corporation are as follows:

      Name                     Age        Position
      John J. Wilk (a)         70         Chairman of the Board and Treasurer
      Steven J. Wilk (a)       41         President and Director
      Jay A. Smolyn            42         Vice President, Operations and
                                          Director
      Vincent Cusumano (b)(d)  63         Secretary and Director
      Earle Kunzig (b)(e)      59         Director
      Raymond J. Rekuc (c)     53         Director
      Susan Wilk-Cort (a)                 Director

      (a) Steven J. Wilk and Susan Wilk-Cort are respectively, the son and daughter of John J. Wilk.
      (b) Member of the Audit Committee
      (c) Chairman of the Audit Committee.
      (d) Member of the Compensation Committee.
      (e) Chairman of the Compensation Committee.

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

      Effective December 31, 1997, Mark Stanoch, Vice President, Sales, resigned his position with the Corporation. Effective June 30, 1998, Annette Stanoch, Vice President, Planning, resigned her position with the Corporation. Mr. Stanoch and Mrs. Stanoch are husband and wife.

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

Compliance with Section 16(a) of the Exchange Act

      Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Corporation pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, the Corporation believes that with respect to fiscal 1998, its officers, directors and beneficial owners of more than 10% of its equity timely complied with all applicable Section 16(a) filing requirements, except for John J. Wilk, who was inadvertently delinquent in filing one report.

ITEM 11.    EXECUTIVE COMPENSATION

      The following table sets forth information concerning the compensation paid or accrued by the Corporation during the three years ended on June 30, 1998, to its Chief Executive Officer and each of its other executive officers whose total annual salary and bonus for the fiscal year ended June 30, 1998, exceeded $100,000. All of the Corporation's group life, health, hospitalization or medical reimbursement plans, if any, do not discriminate in scope, terms or operation, in favor of the executive officers or directors of the Corporation and are generally available to all full-time salaried employees.

SUMMARY COMPENSATION TABLE

                                   Annual Compensation                 Long-Term Compensation
Name and               Year Ended                 Other Annual Options Restricted    LTIP    All Other
Principal Position      June 30, Salary     Bonus Compensation  SARs  Stock Awards Payouts Compensation
------------------------------------------------------------------------------


Steven J. Wilk           1998  $250,000   $43,166      $0         0        0          $0          0
  President and Chief    1997  $250,000   $46,644      $0         0        0          $0          0
  Executive Officer      1996  $240,833   $47,560      $0         0        0          $0          0

Annette Stanoch (a)      1998  $135,000   $24,450      $0         0        0          $0          0
  Vice President         1997  $135,000   $30,822      $0         0        0          $0          0
  Planning               1996  $130,833   $36,600      $0         0        0          $0          0

Jay Smolyn               1998  $135,000   $33,216      $0         0        0          $0          0
  Vice President         1997  $135,000   $30,822      $0         0        0          $0          0
  Operations             1996  $130,833   $36,600      $0         0        0          $0          0

  (a) Mrs. Stanoch resigned her position with the Corporation effective June 30, 1998.

Employment Agreements with Executive Officers

      TransNet has employment contracts in effect with Steven J. Wilk and Jay A. Smolyn which expire on June 30, 2000. The Corporation's agreement with Annette Stanoch terminated on June 30, 1998 with her resignation. Pursuant to the employment contracts, Steven J. Wilk's annual salary is "at least" $250,000 and Mr. Smolyn's salary is "at least" $135,000 or, in each case, such greater amount as may be approved from time to time by the Board of Directors. The contracts also provide for additional incentive bonuses to be paid with respect to each of the Corporation's fiscal years based upon varying percentages of the Corporation's consolidated pre-tax income exclusive of extraordinary items (3% of the first $500,000, 4% of the next $500,000, 5% of the next $4,000,000 and 6%
of amounts in excess of $5,000,000 for Steven J. Wilk, and 2% of pre-tax income in excess of $100,000 to the first $500,000 and 3% in excess of $500,00 for Mr. Smolyn). Steven J. Wilk's employment contract provides for a continuation of full amount of salary payments for 6 months and 50% of the full amount for the remainder of the term in the event of illness or injury. In addition, the employment contracts contain terms regarding the event of a hostile change of control of the Corporation and a resultant termination of the employee's employment prior to expiration of the employment agreement. These terms provide that Mr. Smolyn would receive a lump sum payment equal to 80% of the greater of his then current annual salary or his previous calendar year's gross wages including the additional incentive compensation multiplied by the lesser of five or the number of years remaining in the agreement. In the case of Steven J. Wilk, the contract provides that in the event of termination of employment due to a hostile change in control, he may elect to serve as consultant at his current salary and performance bonus for a period of five years beginning at the date of the change in control, or he may elect to receive a lump sum payment which would be the greater of 80% of his then current salary or 80% of his previous year's gross wages times five. The contract for Mr. Smolyn provides that the  Corporation  may terminate his  employment,  with or without cause. If said termination is without cause, the Corporation shall pay the Employee an amount equal to compensation payable for a period of one-half of the contract period remaining, not to exceed compensation for 18 months. Steven J. Wilk's employment agreement provides that should the Corporation terminate his employment (other than for the commission of willful criminal acts), he may elect to continue as a consultant to the Corporation at his then current compensation level, including the performance bonus, for the lesser of two (2) years or the remainder of the contract term or he may elect to receive a lump sum payment equal to eighty percent of his then current salary plus incentive bonus times the lesser of two (2) years or the remainder of the contract.

Director's Compensation

      During fiscal 1998, the Company paid $5,000 in directors' fees to each of its three outside directors.

Stock Options

      No options to acquire TransNet Corporation stock were held by the Corporation's executive officers at June 30, 1998.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

      The following table sets forth, as of August 31, 1998, the number of shares of TransNet's common stock owned beneficially to the knowledge of the Corporation, by each beneficial owner of more than 5% of such common stock, by each director owning shares and by all officers and directors of the Corporation as a group.


Name of Beneficial                Amount of Shares     Percent of
Owner                            Beneficially Owned       Class

Directors
Steven J. Wilk (a)                  393,500 shs            8%
John J. Wilk (a)                    175,500 shs            3%
Jay A. Smolyn (a)                    85,000 shs            2%
Susan Wilk-Cort (a)                  78,200 shs            1%
Vincent Cusumano (a)                      0 shs           ----
Earle Kunzig (a)                      6,000 shs           ----
Raymond J. Rekuc (a)                      0 shs           ----


All officers and directors         738,200 shs             14%
as a group (seven persons)

      (a) The address of all directors is 45 Columbia Road, Branchburg, New Jersey 08876.

      John J. Wilk and Steven J. Wilk, chairman of the board of directors and president of the Corporation as well as beneficial owners of 3% and 8% respectively, of TransNet's common stock may each be deemed to be a "parent" of the Corporation within the meaning of the Securities Act of 1933.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      See Item 2 herein as to the subleasing by the Corporation of its principal facility in Branchburg, New Jersey from a partnership consisting of its Chairman of the Board and an outside Director.

      On November 11, 1997, the Corporation executed an agreement to sell approximately 6.32 acres of unimproved real property in Mountainside, New Jersey (the "Real Property") to W Realty LLC ("W Realty") for the appraised value of $1,000,000. W Realty is a partnership consisting of John J. Wilk, Chairman of the Board, and Raymond J. Rekuc, a Director of the Corporation. The purchase price is payable through a credit extended by W Realty as sub-lessor to the Corporation as sub-lessee for the $410,000 of rent payable by the Corporation over the last two years of its sublease for its principal facility in Somerville, New Jersey and a $590,000 promissory note executed by W Realty payable in installments of $150,000 in February 1998 and $440,000 in November 1998. The note bears interest at the rate of 8% per annum and is secured by a mortgage on the Real Property.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

      (a) 1.  Financial Statements
              o  Independent Auditor's Report.
              o  Consolidated Balance Sheets as of June 30, 1998 and
                 June 30, 1997.
              o  Consolidated Statements of Operations for the Years Ended
                 June 30, 1998, 1997 and 1996.
              o Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1998, 1997 and 1996.
              o Consolidated Statements of Cash Flows for the Years Ended June 30, 1998, 1997 and 1996.
              o  Notes to Consolidated Financial Statements

      (b) Reports on Form 8-K
              The Corporation did not file any reports on Form 8-K with respect to or during the quarter ended June 30, 1998.

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

      3.2(a) Amended By-Laws Exhibit 3 to Annual Report on Form 10-K for year ended June 30, 1987

      3.2(b) Article VII, Section 7 of the         Exhibit to Current Report on
      By-Laws, as amended                          Form 8-K for January 25, 1990

      Exhibits                                     Incorporated by Reference to
      4.1 Specimen Common Stock                    Exhibit 4(A) to Registration
      Certificate                                  Statement on Form S-1 (File
                                                   No. 2-42279)

      10.1 March 1, 1991 lease  agreement         Exhibit 10.1 to Annual Report
      between  W.  Realty and the  Corporation    on Form 10-K for year ended
      for premises at 45 Columbia Road,           June 30, 1991
      Somerville (Branchburg), New Jersey

      10.2  February 1, 1996  amendment to        Exhibit 10.2 to Annual Report
      Lease  Agreement  between W.  Realty and    on Form 10-K for year ended
      the Corporation for premises at 45          June 30, 1996
      Columbia Road, Somerville, New Jersey

      10.3 Employment Agreements effective        Exhibit 10.3 to Annual Report
      July 1, 1995 with Steven J. Wilk, Jay A.    on Form 10-K for year ended
      Smolyn, Annette Stanoch and Mark Stanoch    June 30, 1996

      10.4 Form of Rights  Agreement  dated       Exhibit to Current Report on
      of February 6, 1990  between  8-K for       Form as January 25, 1990
      TransNet  and The Trust Company of
      New Jersey, as Rights Agent

      10.5  Acquisition  Agreement dated          Exhibit to Current Report on
      March 6, 1990 between TransNet and          Form 8-K for March 6, 1990
      Selling Stockholders of Round Valley
      Computer Center, Inc.


      (22) Subsidiaries - The following table indicates the sole wholly-owned active subsidiary of TransNet Corporation and its state of incorporation.

      Name                                         State of Incorporation

      Century American Corporation                 Delaware

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                                    TransNet Corporation

Date:   September 28, 1998                     By /s/ Steven J. Wilk
                                               ---------------------
                                               Steven J. Wilk
                                               Chief Executive Officer

Date:   September 28, 1998                     By /s/ John J. Wilk
                                               -------------------
                                               John J. Wilk
                                               Chief Financial and Accounting
                                               Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ Steven J. Wilk                          Date:  September 28, 1998
---------------------------
   Steven J. Wilk, Director

By /s/ John J. Wilk                            Date:  September 28, 1998
---------------------------
   John J. Wilk, Director

By /s/ Jay A. Smolyn                           Date:  September 28, 1998
---------------------------
   Jay A. Smolyn, Director

By /s/ Raymond J. Rekuc                        Date:  September 28, 1998
---------------------------
   Raymond J. Rekuc, Director

By  /s/  Vincent Cusumano                      Date:  September 28, 1998
---------------------------
   Vincent Cusumano

By  /s/  Earle Kunzig                          Date:  September  28 , 1998
---------------------------
   Earle Kunzig

By /s/ Susan M. Wilk-Cort                      Date:  September  28, 1998
---------------------------
   Susan M. Wilk-Cort, Director

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of TransNet Corporation
Somerville, New Jersey


            We have audited the accompanying consolidated balance sheets of TransNet Corporation and its subsidiary as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransNet Corporation and its subsidiary as of June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.








                                          MOORE STEPHENS, P. C.
                                          Certified Public Accountants.

Cranford, New Jersey
August 28, 1998

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                               June 30,
                                                         1 9 9 8       1 9 9 7
Assets:
Current Assets:
  Cash and Cash Equivalents                            $5,378,846   $ 3,336,917
  Accounts Receivable - Net                             6,327,434     8,986,318
  Inventories - Net                                     1,407,682     3,274,462
  Mortgage Receivable - Related Party                     464,423            --
  Other Current Assets                                    136,621       324,546
  Deferred Tax Asset                                      177,200       334,700
                                                       ----------   -----------

  Total Current Assets                                 13,892,206    16,256,943

Property and Equipment - Net                              613,704       916,254

Other Assets                                              890,608     1,051,101
                                                       ----------   -----------

  Total Assets                                         $15,396,518  $18,224,298
                                                       ===========  ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                     $  598,008   $   965,340
  Accrued Expenses                                        614,875       445,242
  Accrued Payroll                                         234,722       205,000
  Floor Plan Payable                                      776,901     4,384,040
  Deferred Income                                         100,649       162,576
  Income Taxes Payable                                    210,200            --
  Other Current Liabilities                               156,653       264,481
                                                       ----------   -----------

  Total Current Liabilities                             2,692,008     6,426,679
                                                       ----------   -----------

Deferred Tax Liability                                     80,700        97,700
                                                       ----------   -----------

Commitments and Contingencies                                  --            --
                                                       ----------   -----------

Stockholders' Equity:
  Capital Stock - Common, $.01 Par Value, Authorized
   15,000,000 Shares; Issued 7,469,524 Shares in 1998
   and 1997 [of which 2,252,720 are in Treasury]           74,695        74,695

  Paid-in Capital                                      10,686,745    10,686,745

  Retained Earnings                                     8,080,013     7,156,122
                                                       ----------   -----------

  Totals                                               18,841,453    17,917,562
  Less:  Treasury Stock - At Cost                      (6,217,643)   (6,217,643)
                                                       ----------   -----------

  Total Stockholders' Equity                           12,623,810    11,699,919
                                                       ----------   -----------

  Total Liabilities and Stockholders' Equity           $15,396,518  $18,224,298
                                                       ===========  ===========



See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------



                                                  Y e a r s   e n d e d
                                                      J u n e   3 0,
                                              1 9 9 8     1 9 9 7     1 9 9 6
                                              -------     -------     -------

Revenue                                    $70,424,809 $68,631,322 $64,200,588

Cost of Revenue                             62,311,713  61,160,465  56,974,857
                                           ----------- ----------- -----------

  Gross Profit                               8,113,096   7,470,857   7,225,731

Selling, General and Administrative
 Expenses                                    7,529,093   6,465,912   6,153,883
                                           ----------- ----------- -----------

  Operating Income                             584,003   1,004,945   1,071,848
                                           ----------- ----------- -----------

Other Income [Expense]:
  Interest Income                              196,535     124,065      67,123
  Interest Expense                                (209)    (40,943)   (174,731)
  Other Income                                 494,462          --          --
                                           ----------- ----------- -----------

  Other Income [Expense] - Net                 690,788      83,122    (107,608)
                                           ----------- ----------- -----------

  Income Before Income Tax Expense           1,274,791   1,088,067     964,240

Income Tax Expense [Benefit]                   350,900      55,500     (37,400)
                                           ----------- ----------- -----------

  Net Income                               $   923,891 $ 1,032,567 $ 1,001,640
                                           =========== =========== ===========

  Income Per Common Share                  $       .18 $       .20 $       .19
                                           =========== =========== ===========




See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------


                                                                                                          Total
                                       Common Stock        Paid-in   Retained       Treasury Stock    Stockholders'
                                    Shares     Amount      Capital   Earnings     Shares     Amount       Equity


Balance - June 30, 1995           7,469,524  $  74,695 $10,686,745 $5,121,915  (2,252,720)$(6,217,643) $ 9,665,712

  Net Income                             --         --          --  1,001,640          --          --    1,001,640
                                 ----------  --------- ----------- ---------- ----------- -----------  -----------

Balance - June 30, 1996           7,469,524     74,695  10,686,745  6,123,555  (2,252,720) (6,217,643)  10,667,352

  Net Income                             --         --          --  1,032,567          --          --    1,032,567
                                 ----------  --------- ----------- ---------- ----------- -----------  -----------

Balance - June 30, 1997           7,469,524     74,695  10,686,745  7,156,122  (2,252,720) (6,217,643)  11,699,919

  Net Income                             --         --          --    923,891          --          --      923,891
                                 ----------  --------- ----------- ---------- ----------- -----------  -----------

Balance - June 30, 1998           7,469,524  $  74,695 $10,686,745 $8,080,013  (2,252,720)$(6,217,643) $12,623,810
                                 ==========  ========= =========== ========== =========== ===========  ===========

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

                                                    Y e a r s   e n d e d
                                                       J u n e   3 0,
                                               1 9 9 8     1 9 9 7     1 9 9 6
                                               -------     -------     -------
Operating Activities:
  Net Income                                $   923,891 $ 1,032,567 $ 1,001,640
                                            ----------- ----------- -----------
  Adjustments  to  Reconcile  Net
   Income to Net Cash  [Used  for]
   Provided  by
   Operating Activities:
   Depreciation and Amortization                361,323     340,723     275,131
   [Gain] Loss on Sale                         (482,608)         --       6,360
   Provision for Doubtful Accounts               10,000          --          --
   Discounting of Deferred Charges               15,000          --          --

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                      2,648,885  (1,620,299)  2,835,025
     Inventories                              1,866,780     367,766   1,369,563
     Other Current Assets                       187,925     141,397    (318,890)
     Other Assets                                (9,472)    (45,167)     56,147
     Mortgage Receivable - Related Party        (24,423)         --          --
     Deferred Income Taxes                      140,500      29,000     (70,000)

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses     (167,977)   (663,228)    616,059
     Other Current Liabilities                 (107,828)     48,980     (98,238)
     Deferred Income                            (61,927)   (156,708)     (8,816)
     Income Taxes Payable                       210,200          --          --
                                            ----------- ----------- -----------

   Total Adjustments                          4,586,378  (1,557,536)  4,662,341
                                            ----------- ----------- -----------

  Net Cash - Operating Activities             5,510,269    (524,969)  5,663,981
                                            ----------- ----------- -----------

Investing Activities:
  Capital Expenditures                          (14,444)    (53,567)   (366,214)
  Proceeds from Sale of Equipment                 3,243          --         850
                                            ----------- ----------- -----------

  Net Cash - Investing Activities               (11,201)    (53,567)   (365,364)
                                            ----------- ----------- -----------

Financing Activities:
  Floor Plan Payable                         (3,607,139)  1,531,712  (4,464,082)
  Mortgage Receivable Proceeds -
   Related Party                                150,000          --          --
                                            ----------- ----------- -----------

  Net Cash - Financing Activities            (3,457,139)  1,531,712  (4,464,082)
                                            ----------- ----------- -----------

  Net Increase in Cash and Cash
   Equivalents                                2,041,929     953,176     834,535

Cash and Cash Equivalents - Beginning of
 Years                                        3,336,917   2,383,741   1,549,206
                                            ----------- ----------- -----------

  Cash and Cash Equivalents - End of Years  $ 5,378,846 $ 3,336,917 $ 2,383,741
                                            =========== =========== ===========


See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

                                                   Y e a r s   e n d e d
                                                      J u n e   3 0,
                                              1 9 9 8     1 9 9 7     1 9 9 6
                                              -------     -------     -------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:
   Interest                                 $       209 $    44,000 $   182,000
   Income Taxes                             $    17,767 $    27,000 $    32,000

Supplemental Disclosures of Non-Cash Investing Activities:
  During 1996, $520,790 of other assets were placed into service and classified as property and equipment.

  During 1998, the Company disposed of $74,429 of fully depreciated property and equipment.

  During 1998, the Company sold land for $1,000,000 to a related party consisting of a mortgage receivable of $590,000 and a credit of $410,000 towards future lease commitments [See Note 6].




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

[C] Accounts Receivable - Accounts receivable have been reduced by an allowance for doubtful accounts of $50,000 and $40,000 as of June 30, 1998 and 1997, respectively. The receivables secure a floor plan agreement [See Note 9C].

[D] Inventories - The Company's inventory is valued at the lower of cost [determined on the moving average-cost basis] or market. The inventory secures a floor plan agreement [See Note 9C].

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

[F] Intangible Assets - Goodwill representing the excess of the purchase price over the fair value of identifiable net assets acquired is being amortized over 20 years by using the straight-line method. Licences and other intangible assets are amortized using the straight-line method over their estimated useful lives ranging from five to twenty years. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

[G] Revenue Recognition and Deferred Income - Revenue is recognized at time of shipment for equipment sold directly to customers. Deferred income consists of prepaid service contracts. Revenue on the contracts is recognized by using the straight-line method over the term of the contract which range from three months to one year.

[H] Earnings Per Share - Earnings Per Share - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share"; which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the year ended June 30, 1998, have been calculated in accordance with SFAS No. 128. Prior periods earnings per share data have been recalculated and no adjustment was necessary.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
------------------------------------------------------------------------------


[2] Summary of Significant Accounting Policies [Continued]

[I] Concentrations of Credit Risk - The Company currently maintains cash accounts of approximately $323,000 in a financial institution which is subject to credit risk beyond FDIC insured limits.

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

For the year ended June 30, 1998, the Company had net sales to a customer that generated approximately 50% of total net sales and net sales to an affiliate of this customer that generated net sales of approximately 14% of total net sales. In March 1998, the Company received notification that the customer intended to enter into arrangements with a vendor other than the Company with respect to a substantial portion of the business that the customer had previously conducted with the Company. The loss of this customer could have a material adverse impact upon the Company if management does not replace the sales of equipment and technical services with similar revenues from new or existing accounts.

[K] Advertising Costs - The Company participates in cooperative advertising programs with its vendors, whereby the vendors absorb the costs of advertising. During the year ended June 30, 1998, 1997 and 1996, the Company incurred additional advertising expense of $1,939, $2,209 and $33,700, respectively. Adverting costs are expensed as incurred.

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

[3] Repurchase Agreements

Repurchase agreements included in cash equivalents as of June 30, 1998 and 1997 consisted of:

                                        Cost      Fair Value
June 30, 1998:
  Repo 5.35%, Due July 1, 1998      $ 5,624,933 $ 5,624,933

This security is backed by $5,754,913 of F.N.M.A. bonds maturing June 18, 2022 with an interest rate of 6.5%.

                                        Cost      Fair Value
June 30, 1997:
  Repo 6%, Due July 1, 1997         $ 3,100,816 $ 3,100,816

This security is backed by $3,108,241 of G.N.M.A. bonds maturing April 20, 2023 with a variable interest rate.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
------------------------------------------------------------------------------



[4] Inventories

Inventories consist of:
                                                     June 30,
                                              1 9 9 8       1 9 9 7

Product Inventory                           $1,070,337   $2,871,173
Service Parts                                  337,345      403,289
                                            ----------   ----------

  Totals                                    $1,407,682   $3,274,462
  ------                                    ==========   ==========

[5] Asset Purchase Agreement

On October 31, 1997, the Company executed an Asset Purchase Agreement providing for the sale for a maximum $20.5 million cash purchase price of substantially all of its operating assets, subject to certain liabilities, to a wholly-owned subsidiary of GE Capital Information Technology Solutions, Inc. ["GECITS"]. On March 26, 1998, the Company announced that the Asset Purchase Agreement had been terminated with the consent of both parties.

[6] Mortgage Receivable - Related Party

In November 1997, the Company sold approximately 6.32 acres of unimproved real property in Mountainside, New Jersey [the "real property"] to W. Realty LLC, ["W Realty"] for the appraised value of $1,000,000. W Realty is an affiliate of the Company. The purchase price is payable through a $410,000 credit extended by W Realty as lessor to the Company covering the last two years of its lease [See
Note 9A] and a $590,000 promissory note payable in installments of $150,000 in February 1998 and $440,000 in November 1998. The note bears interest at the rate of 8% per annum and is collateralized by a mortgage on the real property.

[7] Property, Equipment, Depreciation and Amortization

Property and equipment and accumulated depreciation as of June 30, 1998 and 1997 are as follows:

                                                    June 30,
                                             1 9 9 8       1 9 9 7

Machinery and Equipment                     $1,163,207   $1,210,761
Furniture and Fixtures                         316,976      391,405
Leasehold Improvements                         273,102      273,102
                                            ----------   ----------

Totals                                       1,753,285   1,875,268
Less:  Accumulated Depreciation and
        Amortization                         1,139,581     959,014
                                             ---------   ---------
  Property and Equipment - Net              $  613,704   $ 916,254
  ----------------------------              ==========   =========

Total depreciation expense amounted to $315,995, $295,396 and $250,807 for the years ended June 30, 1998, 1997 and 1996, respectively.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
------------------------------------------------------------------------------



[8] Intangible Assets

Intangible assets and accumulated amortization as of June 30, 1998 and 1997 are as follows:

                                                 June 30,
                                            1 9 9 8     1 9 9 7

Licenses                                  $ 333,560  $  333,560
Goodwill                                    259,422     259,422
                                          ---------  ----------

Totals                                      592,982     592,982
Less:  Accumulated Amortization             190,990     145,663
                                          ---------  ----------

  Intangible Assets - Net                 $ 401,992  $  447,319
  -----------------------                 =========  ==========

Intangible assets are included in other assets for financial reporting purposes. Amortization expense for fiscal 1998, 1997 and 1996 was $45,327, $45,327 and $24,324, respectively.

[9] Commitments and Related Party Transactions

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

The lease requires the Company to pay for building maintenance, insurance and real estate taxes. Total contingent rental payments were $50,294, $62,863 and $71,277 for the years ended June 30, 1998, 1997 and 1996, respectively.

Total rent expense was $188,381, $215,710 and $242,260 for the years ended June 30, 1998, 1997 and 1996, respectively.

The following is a summary of rental commitments:

1999                                $   196,171
2000                                    203,962
2001                                    138,807
2002                                         --
Thereafter                                   --
                                    -----------

  Total                             $   538,940
  -----                             ===========

At June 30, 1998, the Company had prepaid rent of approximately $395,000 which represents the discounted present value of the last 24 months of the above commitment pursuant to the sale of land [See Note 6].

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
------------------------------------------------------------------------------



[9] Commitments and Related Party Transactions [Continued]

[B] Employment Agreements - Effective July 1, 1995, the Company entered into four [4] employment agreements with officers of the Company. The term of each agreement is for five [5] years with annual salaries ranging from $135,000 to $250,000. A "Performance Bonus," based on the Company's consolidated pre-tax profits, is also included in each of the agreements at rates of two to six percent based on certain achieved profit levels. The bonus was approximately $107,000, $119,000 and $83,000 for the years ended June 30, 1998, 1997 and 1996, respectively. As of June 30, 1998, two [2] employment agreements were in effect.

In addition, the employment agreements contain provisions providing that in the event of a hostile change of control of the Company and a resultant termination of the employees' employment prior to expiration of the agreement, the employees would be entitled to receive certain lump sum payments ranging from 80% of the officers current salary to 80% of the prior year's salary times five.

[C] Floor Plan Payable - The Company finances a portion of its inventory through a floor planning arrangement with a finance company, whereby the Company's inventories and accounts receivable have been pledged as collateral against the outstanding loan balances. The Company has an inventory credit line up to a maximum of $8,000,000 based on eligible inventory purchases. The outstanding balance for the inventory credit line at June 30, 1998 and 1997 was approximately $800,000 and $4,400,000, respectively. The Company also has an accounts receivable credit line based upon eligible accounts receivable up to a maximum of $4,550,000. The Company did not have an outstanding balance on its accounts receivable credit line at June 30, 1998 or 1997. Payments on both credit lines are due currently. Interest is applied to the average daily outstanding balance under the lines of credit at a rate of the greater of 6% or the prime rate. The prime rate and the weighted average interest rate were 8.50% and 7.5%, respectively at June 30, 1998 were 8.50% and 8.25%, respectively at June 30, 1997 and 8.25% and 7.875%, respectively at June 30, 1996.

[10] Income Taxes

The provision for income taxes is summarized as follows:

                                                   Y e a r s   e n d e d
                                                      J u n e   3 0,
                                              1 9 9 8      1 9 9 7     1 9 9 6
                                              -------      -------     -------
Federal:
  Current                                   $  454,000   $ 335,625  $  287,000
  Deferred                                     104,000      38,000     (62,400)
                                            ----------   ---------  ----------

  Totals                                       558,000     373,625     224,600
  Less:  Net Operating Loss Carryforward
          Benefit                             (316,500)   (319,625)   (272,000)
                                            ----------   ---------  ----------

  Federal Provision                         $  241,500   $  54,000  $  (47,400)
  -----------------                         ==========   =========  ==========

State:
  Current                                   $  109,400   $  99,000  $   72,000
  Deferred                                      30,500      (9,000)     (7,600)
                                            ----------   ---------  ----------

  Totals                                       139,900      90,000      64,400
  Less:  Net Operating Loss Carryforward
          Benefit                              (30,500)    (88,500)    (54,400)
                                            ----------   ---------  ----------

  State Provision                           $  109,400   $   1,500  $   10,000
  ---------------                           ==========   =========  ==========

  Income Tax Expense [Benefit]              $  350,900   $  55,500  $  (37,400)
  ----------------------------              ==========   =========  ==========

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
------------------------------------------------------------------------------




[10] Income Taxes [Continued]

Deferred income taxes arise from temporary differences including depreciation, inventory capitalization, allowance for doubtful accounts, expense accruals, and net operating loss carryforwards.

The Company had a deferred tax asset of $334,700 at June 30, 1997 based primarily on net operating loss carryforwards of approximately $932,000. Realization of the tax asset was dependent upon future events effecting utilization of the net operating loss carryforwards. A valuation allowance was provided against this deferred asset for the years ended June 30, 1997 and 1996. The Company fully utilized its net operating loss carryforwards at June 30, 1998. As a result, the valuation allowance decreased by $489,200.

The net deferred tax asset in the accompanying consolidated balance sheets include the following components:

                                                     June 30,
                                               1 9 9 8     1 9 9 7

Deferred Tax Asset - Net Operating Loss      $       --  $  650,000
Valuation Allowance                                  --    (489,200)
Other                                           177,200     173,900
                                             ----------  ----------

  Deferred Tax Assets                           177,200     334,700

Deferred Tax Liabilities - Depreciation          80,700     (97,700)
                                             ----------  ----------

  Net Deferred Tax Asset                     $   96,500  $  237,000
  ----------------------                     ==========  ==========

The following is a reconciliation of income taxes [benefit] at the U.S. statutory tax rate to the taxes actually provided:

                                                   Y e a r s   e n d e d
                                                      J u n e   3 0,
                                               1 9 9 8     1 9 9 7     1 9 9 6
                                               -------     -------     -------

U.S. Statutory Rate Applied to Pretax Income$  433,500   $ 380,823  $  337,500
State Taxes                                     92,000      58,500      72,000
Net Operating Loss Carryforward               (160,800)   (408,125)   (326,400)
Decrease in Valuation Allowance                     --          --    (115,505)
Other                                          (13,800)     24,302      (4,995)
                                            ----------   ---------  ----------

  Income Tax Expense [Benefit]              $  350,900   $  55,500  $  (37,400)
  ----------------------------              ==========   =========  ==========

[11] Defined Contribution Plans

The Company maintains a defined contribution pension plan which covers substantially all of the Company's employees. The contribution amount is determined at the discretion of management. There was no expense for the plan for the years ended June 30, 1998, 1997 and 1996.

Effective January 1, 1995, the Company adopted another defined contribution [401(k)] plan covering all eligible employees. Under the terms of the Plan, participating employees elect to contribute a portion of their salaries to the Plan. The Company matches up to a certain percentage of the employees' contribution. Expense for the years ended June 30, 1998, 1997 and 1996 was $28,335, $23,410 and $16,882, respectively.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
------------------------------------------------------------------------------



[12] Stockholders' Rights Plan

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

[13] Contingencies

Management has been apprized of an unasserted possible claim or assessment involving the Company's pension plan. The pension plan was adopted in 1981 as a defined benefit plan. In 1989, various actions were taken by the Company to terminate the pension plan, to convert it to a defined contribution plan and to freeze benefit accruals. However, no filing for plan termination was made with the Pension Benefit Guaranty Corporation [the "PBGC"] and additionally, a final amended and restated plan document incorporating the foregoing amendments and other required amendments including those required by the Tax Reform Act of 1986 do not appear to have been properly adopted. In addition, since 1989, it appears that certain operational violations occurred in the administration of the Plan including the failure to obtain spousal consents in certain instances where it was required.

The Company currently intends to (i) take corrective action under the IRS Walk-in Closing Agreement Program ["CAP"], (ii) apply for a favorable determination letter with respect to the Plan from the IRS, and (iii) terminate the Plan. The CAP program provides a correction mechanism for "non-amenders" such as the Company. Under CAP, the Company will be subject to a monetary sanction which could range from $1,000 to approximately $40,000. In addition, the Company will be required to correct, retroactively, operational violations, and to pay any resulting excise taxes and PBGC premiums and penalties that may be due. Special counsel has advised the Company that the liability could range from $116,000 [the current estimate by the Company's actuary of additional required funding] to a more material amount. However, due to the inherent uncertainties involved, any estimate, in dollar terms, of the range of any such liability would be speculative and potentially misleading. The Company has accrued $116,000.

[14] Significant Customer

During the years ended June 30, 1998, 1997 and 1996, the Company derived 50%, 58% and 50%, respectively of its revenue for each year from one major customer. Additionally, during the years ended June 30, 1998, 1997 and 1996, the Company derived 14%, 11% and 19%, respectively, of its revenue from an affiliate of the significant customer [See Note 2J].

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
------------------------------------------------------------------------------



[15] Fair Value of Financial Instruments

The Company adopted Statement of Financial Accounting Standards ["SFAS'] No. 107, "Disclosure About Fair Value of Financial Instruments" which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments by individual balance sheet classifications as of June 30, 1998:

                                                Carrying      Fair
                                                Amount       Value

Mortgage Receivable - Related Party           $   464,423 $   464,423
Due from Related Party                        $   395,000 $   395,000

In assessing the fair value of financial instruments, the Company used the following methods and assumptions, which were based on estimates of market conditions and risks existing at that time. The fair value of the Due from Related Party was estimated by discounting at an interest rate considered the current market rate. For certain instruments, including cash and cash equivalents, related party and trade payables, mortgage receivable and floor plan payable it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short maturities.

[16] New Authoritative Pronouncements

In June 1997, the Financial Accounting Standards Board ["FASB"] has issued Statement of Financial Accounting Standards ["SFAS"] No. 130, "Reporting
Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 will have no impact on results of operations, financial position or cash flows as it is a standard for reporting and display only of comprehensive income and its components in financial statements.

In June 1997, the FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated for comparative purposes to comply with SFAS 131. The Company is in the process of evaluating the disclosure requirements of SFAS 131. The adoption of SFAS 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows as it requires only changes in or additions to current disclosures.

In February 1998, the FASB issued SFAS No. 132, "Employers Disclosure about Pension and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15,1997. The modified disclosure requirements are not expected to have an impact on the Company since the Company is in the process of terminating its defined benefit plan.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
------------------------------------------------------------------------------



[16] New Authoritative Pronouncements [Continued]

The FASB has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it its designated, for example, gain or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income [outside earnings] until the consummation of the underlying transaction.

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods.

The Company does not currently have any derivative instruments and is not currently engaged in any hedging activities.

[17] Reclassification

Certain items from prior year's financial statements have been reclassified to conform to the current year's presentation.


                    .   .   .   .   .   .   .   .   .   .   .