Form 10-Q
period 1998-09-30
TRANSNET CORP
filed 1998-11-16
CIK 99313

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     September 30, 1998    Commission File Number   0-8693

                              TRANSNET CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                      22-1892295
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)

            45 Columbia Road
         Somerville, New Jersey                           08876-3376
  (Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code:           (908) 253-0500
                                                       ------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 7, 1998: 5,216,804

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998.
------------------------------------------------------------------------------





PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated Balance Sheets as of September 30, 1998 [Unaudited]
   and June 30, 1998 [Audited]...................................... 1

   Consolidated Statements of Operations for the Three Months
   Ended September 30, 1998 and 1997 [Unaudited].................... 2

   Consolidated Statements of Cash Flows for the Three Months Ended
   September 30, 1998 and 1997 [Unaudited].......................... 3

   Notes to Consolidated Financial Statements [Unaudited]........... 4

Item 2.  Managements' Discussion and Analysis of the Financial
         Condition and Results of Operations........................ 5.....7

PART II: OTHER INFORMATION.......................................... 8

SIGNATURES.......................................................... 9





                    .   .   .   .   .   .   .   .   .   .   .

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                    September 30,   June 30,
                                                       1 9 9 8       1 9 9 8
                                                     [Unaudited]
Assets:
Current Assets:
  Cash and Cash Equivalents                          $4,552,278   $ 5,378,846
  Accounts Receivable - Net                           7,541,298     6,327,434
  Inventories - Net                                   1,109,880     1,407,682
  Mortgage Receivable - Related Party                   473,295       464,423
  Other Current Assets                                   96,958       136,621
  Deferred Tax Asset                                    177,200       177,200
                                                     ----------   -----------

  Total Current Assets                               13,950,909    13,892,206

Property and Equipment - Net                            558,377       613,704

Other Assets                                            880,462       890,608
                                                     ----------   -----------

  Total Assets                                       $15,389,748  $15,396,518
                                                     ===========  ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                   $  922,966   $   598,008
  Accrued Expenses                                      497,767       614,875
  Accrued Payroll                                       202,413       234,722
  Floor Plan Payable                                    390,155       776,901
  Deferred Income                                            --       100,649
  Income Taxes Payable                                  295,917       210,200
  Other Current Liabilities                              77,332       156,653
                                                     ----------   -----------

  Total Current Liabilities                           2,386,550     2,692,008
                                                     ----------   -----------

Deferred Tax Liability                                   80,700        80,700
                                                     ----------   -----------

Commitments and Contingencies                                --            --
                                                     ----------   -----------

Stockholders' Equity:
  Capital Stock - Common, $.01 Par Value, Authorized
   15,000,000 Shares; Issued 7,469,524 Shares in 199
   and 1997 [of which 2,252,720 are in Treasury]         74,695        74,695

  Paid-in Capital                                    10,686,745    10,686,745

  Retained Earnings                                   8,378,701     8,080,013
                                                     ----------   -----------

  Totals                                             19,140,141    18,841,453
  Less:  Treasury Stock - At Cost                    (6,217,643)   (6,217,643)
                                                     ----------   -----------

  Total Stockholders' Equity                         12,922,498    12,623,810
                                                     ----------   -----------

  Total Liabilities and Stockholders' Equity         $15,389,748  $15,396,518
                                                     ===========  ===========


See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------




                                                            Three months ended
                                                               September 30,
                                                            1 9 9 8     1 9 9 7
                                                            -------     -------

Revenue                                                  $12,919,438 $19,513,585

Cost of Revenue                                           10,747,858  17,574,117
                                                         ----------- -----------

  Gross Profit                                             2,171,580   1,939,468
                                                         ----------- -----------

Expenses:
  Selling, General and Administrative Expenses             1,811,735   1,674,272
  Bad Debt Expense                                             7,500       7,500
                                                         ----------- -----------

  Total Expenses                                           1,819,235   1,681,772
                                                         ----------- -----------

  Operating Income                                           352,345     257,696

Other Income [Expense]:
  Interest Income                                             86,343      43,710
                                                         ----------- -----------

  Income Before Provision for Income Taxes                   438,688     301,406

Provision for Income Tax                                     140,000       8,000
                                                         ----------- -----------

  Net Income                                             $   298,688 $   293,406
                                                         =========== ===========

  Income Per Common Share                                $      0.06 $      0.06
                                                         =========== ===========



See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------



                                                           Three months ended
                                                              September 30,
                                                           1 9 9 8     1 9 9 7
                                                           -------     -------
Operating Activities:
  Net Income                                            $   298,688 $   293,406
                                                        ----------- -----------
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
   Depreciation and Amortization                             71,661      77,580

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                   (906,813) (1,473,110)
     Inventory                                              297,802     266,912
     Other Current Assets                                    30,791      46,271
     Other Assets                                            (1,187)       (979)

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses                  815,621   1,716,074
     Deferred Income                                       (100,649)    119,021
     Other Current Liabilities                                6,395     (54,776)
                                                        ----------- -----------

   Total Adjustments                                        213,621     696,993
                                                        ----------- -----------

  Net Cash - Operating Activities                           512,309     990,399
                                                        ----------- -----------

Investing Activities:
  Capital Expenditures                                       (5,000)         --
                                                        ----------- -----------

Financing Activities:
  Floor Plan Payable                                     (1,333,877) (2,188,556)
                                                        ----------- -----------

  Net [Decrease] in Cash and Cash Equivalents              (826,568) (1,198,157)

Cash and Cash Equivalents - Beginning of Periods          5,378,846   3,336,917
                                                        ----------- -----------

  Cash and Cash Equivalents - End of Periods            $ 4,552,278 $ 2,138,760
                                                        =========== ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                             $        -- $        --
   Income Taxes                                         $    80,883 $    18,000

Supplemental Disclosures of Non-Cash Investing Activities:
  During 1997, the Company disposed of $138,126 of fully depreciated property and equipment.



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

[D] Earnings Per Share - Earnings per common share are based on 5,216,804 weighted shares outstanding for the period ended September 30, 1998 and 1997.

[2] Income Taxes

The Corporation has a deferred tax asset of $177,200 and a deferred tax liability of $80,700 based on temporary timing differences including inventory capitalization, allowance for doubtful accounts, vacation pay accruals and depreciation.

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

These statements should be read in conjunction with the summary of significant accounting policies and notes contained in the Corporation's annual report on Form 10-K for the year ended June 30, 1998.







                .   .   .   .   .   .   .   .   .   .   .   .  .

Item 2:
TRANSNET CORPORATION AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Results of Operations

Revenues for the three months ended September 30, 1998 were $12,919,438 as compared with $19,513,585 for the quarter ended September 30, 1997. For the quarter ended September 30, 1998 the Corporation reported net income of $298,688 as compared with net income of $293,406 for the corresponding period in 1997. The decrease in revenues is primarily due to the loss in March 1998 of the hardware sales contract with the Corporation's major customer, and is also a result of management's shift in focus from low profit margin hardware sales to sales of higher profit margin technical and training services. The loss of the contract has not had any negative impact to date on services or service related revenues and has reduced the Corporation's hardware-related expenses. Revenues attributable to service, support and training operations increased by approximately 100% compared to the same period in the prior year, and profits from these operations increased by over 200%. This increase more than offset the effect of the decrease in revenues from hardware sales. Revenues for the quarter ended September 30, 1998 include a significant and seasonal increase in the sale of hardware and technical support services to state and local government and educational institutions in the tri-state area.

Earnings for the quarter ended September 30, 1998 are attributable to the significant increase in service, support and training operations, and management's concentration on sales of network and system integration products which yield higher profit margins, as well as continued adherence to and implementation of cost control measures. In addition to the technical service sales referenced above for the quarter ended September 30, 1998, the increase in revenues from the provision of service, support, outsourcing and network integration is largely the result of the Corporation's renewing and/or entering into service contracts with a number of large corporate customers. Most of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

The  computer  industry  continually  faces  a trend  of  decreasing  prices  of computers and related equipment. Management believes that this trend will continue. Industrywide, the result of price erosion has been lower profit margins on hardware sales, which require businesses to sell a greater volume of equipment to maintain past earning levels. Another result of the price decreases has been intensified competition within the industry, including the consolidation of businesses through merger or acquisition and the entrance of manufacturers into technical services business. Management believes that the adoption of policies by many larger corporate customers to limit the number of vendors permitted to provide goods and services for specified periods of time has further increased price competition. To meet these competitive challenges and to maximize the Corporation's profit margin, management has modified its marketing strategy and has enforced expense controls. Management's current marketing strategy is designed to increase sales of lower revenue/higher profit margin products related to service, technical support and training operations. Management's efforts include targeting commercial, educational and governmental customers which provide marketplaces for a wide range of products and services at one time, a cost-effective approach to sales. Management believes it maximizes profits through concentration on sales of value-added applications; promotion of the Corporation's service and support operations; and adherence to cost-cutting controls. In light of the above, management emphasizes and continues the aggressive pursuit of an increased volume of technical service and support programs and promotion of its training services.

Selling, general and administrative expenses increased to approximately 14% of revenue for fiscal 1998 due to increased salary and personnel related expenses resulting from the expansion of the Corporation's technical staff as well as the decrease in revenues. Selling, general and administrative expenses were approximately 9% of revenues for the same quarter in fiscal 1997.

Interest income increased in the 1998 quarter as compared to 1997 primarily due to a stronger cash position, which allowed the Corporation to invest larger amounts than in prior years. Interest expense decreased in the quarter ended September 30, 1998 compared to the same period in the prior year, also due to the improved cash position which limited the amount of financing extended under the floor planning arrangements described below.

TRANSNET CORPORATION AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Liquidity and Capital Resources

There are no material commitments of the Corporation's capital resources.

The Corporation currently finances a portion of its accounts receivable and finances purchases of portions of its inventory through floor-planning arrangements under which such inventory secures the amount outstanding. Inventory decreased in the quarter ended September 30, 1998 as compared to the corresponding period in 1997 in response to the lower level of hardware sales.

Accounts receivable decreased for the quarter ended September 30, 1998 as compared to the same period in fiscal 1997 as a direct result of the decrease in revenues. Accounts payable decreased for the quarter ended September 30, 1998 compared with the same period in 1997 as a result of management's efforts to shorten payable cycles and thereby avoid floor plan financing costs. Cash levels increased in the three months ended September 30, 1998 as compared to the corresponding period in 1997 due to increased sales of higher profit margin services.

For the fiscal quarter ended September 30, 1998, as in the fiscal quarter ended September 30, 1997, the internal resources of the Corporation were sufficient to enable the Corporation to meet its obligations.

In the first quarter of fiscal 1998, management was apprised of an unasserted possible claim or assessment involving the Corporation's Pension Plan. The Plan was adopted in 1981 as a defined benefit plan. In 1989, various actions were taken by the Corporation to terminate the Plan, to convert it to a defined contribution plan and to freeze benefit accruals. No filing for plan termination was made with the Pension Benefit Guaranty Corporation (the "PBGC"). Additionally, a final amended and restated plan document incorporating the foregoing amendments and other required amendments including those required by the Tax Reform Act of 1986 do not appear to have been properly adopted. In addition, since 1989, it appears that certain operational violations occurred in the administration of the Plan including the failure to obtain spousal consent in certain instances where it was required.

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

With respect to the Corporation's internal systems and operations, its main internal computer system, which processes information to prepare inventories, purchase orders, invoices and accounting functions is Y2K compliant. To date, the Corporation has spent approximately $20,000 to bring its systems into compliance, and is currently preparing a program to determine whether to update or replace other internal computer systems to ensure compliance. The costs involved in such an update and/or replacement have not yet been estimated. As of the filing of this report, the Corporation has not prepared a contingency plan and will assess the need for such a plan when sufficient information has been provided by third parties with whom the Corporation has a material relationship. The Corporation learned from the product vendors and suppliers with whom it has a material relationship that they are Y2K compliant. The Corporation is currently in the process of ascertaining whether its internal systems other than its computer systems, and other suppliers as well as major customers are Y2K compliant. Because of the uncertainties involved, pending receipt of this information, it is not possible to estimate the effect upon the Corporation, for example, the amount of lost revenues, if its material vendors, suppliers and customers were not Y2K compliant.

The matters discussed in Management's Discussion and Analysis and that are forward-looking statements are based on current management expectations that involve risk and uncertainties. Potential risks and uncertainties include, without limitation: the impact of economic conditions generally and in the industry for microcomputer products and services; dependence on key vendors; continued competitive and pricing pressures in the industry; product supply shortages; open-sourcing of products of vendors; rapid product improvement and technological change, short product life cycles and resulting obsolescence risks; technological developments; capital and financing availability; and other risks set forth herein.

TRANSNET CORPORATION AND SUBSIDIARY
PART II - OTHER INFORMATION
------------------------------------------------------------------------------



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

                                 TransNet Corporation


Date: November 16, 1998          By: /s/ Steven J. Wilk
                                    ---------------------------------
                                    Steven J. Wilk,
                                    President



Date: November 16, 1998          By: /s/ John J. Wilk
                                    ---------------------------------
                                    John J. Wilk,
                                    Principal Financial and Accounting Officer
                                    and Chairman of the Board of Directors