Form 10-Q
period 1998-12-31
TRANSNET CORP
filed 1999-02-09
CIK 99313

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     December 31, 1998    Commission File Number     0-8693

                              TRANSNET CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                                      22-1892295
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

            45 Columbia Road
            Somerville, New Jersey                           08876-3376
            (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code:             (908) 253-0500
                                                      --------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 2, 1999: 5,216,804.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


INDEX TO FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1998.
------------------------------------------------------------------------------





PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated Balance Sheets as of December 31, 1998 [Unaudited]
   and June 30, 1998 ............................................... 1.....

   Consolidated Statements of Operations for the three and six months ended December 31, 1998 and 1997 [Unaudited]..................... 2.....

   Consolidated Statements of Cash Flows for the six months ended
   December 31, 1998 and 1997 [Unaudited]........................... 3.....

   Notes to Consolidated Financial Statements [Unaudited]........... 4.....

Item 2.  Managements' Discussion and Analysis of the Financial
         Condition and Results of Operations........................ 5.....  7

PART II: OTHER INFORMATION.......................................... 8.....

SIGNATURES.......................................................... 9.....





                    .   .   .   .   .   .   .   .   .   .   .

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                  December 31,    June 30,
                                                     1 9 9 8       1 9 9 8
                                                   [Unaudited]
Assets:
Current Assets:
  Cash and Cash Equivalents                        $6,054,098   $ 5,378,846
  Accounts Receivable - Net                         7,226,075     6,327,434
  Inventories                                       1,045,593     1,407,682
  Mortgage Receivable                                 482,168       464,423
  Other Current Assets                                133,923       136,621
  Deferred Tax Asset                                  177,200       177,200
                                                   ----------   -----------

  Total Current Assets                             15,119,057    13,892,206

Property and Equipment - Net                          591,810       613,704

Other Assets                                          870,110       890,608
                                                   ----------   -----------

  Total Assets                                     $16,580,977  $15,396,518
                                                   ===========  ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                 $1,217,010   $   598,008
  Accrued Expenses                                    549,474       614,875
  Accrued Payroll                                     187,254       234,722
  Floor Plan Payable                                  721,095       776,901
  Deferred Income                                      55,000       100,649
  Income Taxes Payable                                448,915       210,200
  Other Current Liabilities                            97,602       156,653
                                                   ----------   -----------

  Total Current Liabilities                         3,276,350     2,692,008
                                                   ----------   -----------

Deferred Tax Liability                                 80,700        80,700
                                                   ----------   -----------

Stockholders' Equity:
  Capital Stock - Common $.01 Par Value,
   Authorized 15,000,000 Shares; Issued
   7,469,524 Shares[of which 2,252,720 are
   in Treasury]                                        74,695        74,695

  Paid-in Capital                                  10,686,745    10,686,745

  Retained Earnings                                 8,680,130     8,080,013
                                                   ----------   -----------

  Totals                                           19,441,570    18,841,453
  Less:  Treasury Stock - At Cost                  (6,217,643)   (6,217,643)
                                                   ----------   -----------

  Total Stockholders' Equity                       13,223,927    12,623,810
                                                   ----------   -----------

  Total Liabilities and Stockholders' Equity       $16,580,977  $15,396,518
                                                   ===========  ===========

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------



                                   Three months ended       Six months ended
                                      December 31,            December 31,
                                      ------------            ------------
                                   1 9 9 8     1 9 9 7     1 9 9 8     1 9 9 7
                                   -------     -------     -------     -------

Revenue                         $10,975,140 $20,282,544 $23,894,577 $39,796,129

Cost of Revenue                   8,801,416  18,016,064  19,549,273  35,590,181
                                ----------- ----------- ----------- -----------

  Gross Profit                    2,173,724   2,266,480   4,345,304   4,205,948
                                ----------- ----------- ----------- -----------

Expenses:
  Selling, General and
   Administrative Expenses        1,784,809   1,996,104   3,596,546   3,670,376
  Bad Debt Expense                    7,500      10,000      15,000      17,500
                                ----------- ----------- ----------- -----------

  Total Expenses                  1,792,309   2,006,104   3,611,546   3,687,876
                                ----------- ----------- ----------- -----------

Operating Income                    381,415     260,376     733,758     518,072
                                ----------- ----------- ----------- -----------

Other Income [Expense]:
  Interest Income                    73,014      26,288     159,357      69,998
  Other Income                           --     466,489          --     466,489
                                ----------- ----------- ----------- -----------

  Total Other Income - Net           73,014     492,777     159,357     536,487
                                ----------- ----------- ----------- -----------

  Income Before Provision for
   Income Taxes                     454,429     753,153     893,115   1,054,559

Provision for Income Tax            153,000     257,000     292,998     265,000
                                ----------- ----------- ----------- -----------

  Net Income                    $   301,429 $   496,153 $   600,117 $   789,559
                                =========== =========== =========== ===========

Income Per Common Share         $      0.06 $      0.10 $      0.12 $      0.15
                                =========== =========== =========== ===========


See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------



                                                           Six months ended
                                                             December 31,
                                                          1 9 9 8     1 9 9 7
                                                          -------     -------
Operating Activities:
  Net Income                                           $   600,117 $   789,559
                                                       ----------- -----------
  Adjustments to Reconcile Net Income to Net Cash:
   Depreciation and Amortization                           148,407     155,160
   [Gain] Loss on Sale                                       2,921    (466,489)
   Provision for Doubtful Accounts                          15,000          --

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                  (955,809) (2,423,306)
     Inventory                                             362,089      78,126
     Other Current Assets                                    2,698      27,380
     Other Assets                                           (2,167)    (96,337)
     Mortgage Receivable - Related Party                    24,423          --
     Deferred Income Taxes                                      --     240,000

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses                 553,601   1,255,986
     Deferred Income                                       (45,649)     66,244
     Other Current Liabilities                            (106,519)     38,145
     Income Taxes Payable                                  238,715          --
                                                       ----------- -----------

   Total Adjustments                                       237,710  (1,125,091)
                                                       ----------- -----------

  Net Cash - Operating Activities                          837,827    (335,532)

Investing Activities:
  Capital Expenditures                                    (106,769)         --

Financing Activities:
  Floor Plan Payable                                       (55,806)   (241,121)
                                                       ----------- -----------

Net Increase [Decrease] in Cash and Cash Equivalents       675,252    (576,653)

Cash and Cash Equivalents - Beginning of Periods         5,378,846   3,336,917
                                                       ----------- -----------

  Cash and Cash Equivalents - End of Periods           $ 6,054,098 $ 2,760,264
                                                       =========== ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                            $        -- $        --
   Income Taxes                                        $    25,470 $     8,878





See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Information as of December 31, 1998 and 1997 Is Unaudited]
------------------------------------------------------------------------------




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

[D] Earnings Per Share - Earnings per common share are based on 5,216,804 weighted shares outstanding for the periods ended December 31, 1998 and 1997.

[2]  Income Taxes

The Corporation has a deferred tax asset of $177,200 and a deferred tax liability of $80,700 based upon temporary timing differences including inventory capitalization, allowance for doubtful accounts, vacation pay accruals and depreciation.

[3] Reclassification

Certain items from the prior year's financial statements have been reclassified to conform to the current year's presentation.

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

[4] Related Party Transaction

On November 11, 1997, the Corporation executed an agreement to sell approximately 6.32 acres of unimproved real property in Mountainside, New Jersey [the "Real Property"] to W Realty LLC ["W Realty"] for the appraised value of $1,000,000. W Realty is a partnership consisting of John J. Wilk, Chairman of the Board, and Raymond J. Rekuc, a Director of the Corporation. The purchase price is payable through a credit extended by W Realty as sub-lessor to the Corporation as sub-lessee for the $410,000 of rent payable by the Corporation over the last two years of its sublease for its principal facility in Somerville, New Jersey and a $590,000 promissory note executed by W Realty payable in installments of $150,000 in February 1998 and $440,000 in November 1998. The note bears interest at the rate of 8% per annum and is secured by a mortgage on the Real Property. The $150,000 payment due in February 1998 has been paid and $190,000 of the payment due in November 1998 has been paid with interest. As of the date of this filing, the balance of $250,000 is overdue.



                      .   .   .   .   .   .   .   .   .   .

Item 2:

TRANSNET CORPORATION AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Results of Operations

Revenues for the three months ended December 31, 1998 were $10,975,140 as compared with $20,282,544 for the quarter ended December 31, 1997. For the quarter ended December 31, 1998 the Corporation reported net income of $301,429 as compared with net income of $496,153 for the similar period in the prior fiscal year. Operating income totaled $381,415 in the more recent quarter as compared to $260,376 in the similar period in fiscal 1998. For the six months ended December 31, 1998, revenues were $ 23,894,577, as compared to $39,796,129 reported for the similar period in the prior fiscal year, with net income of $600,117 for the period ended December 31, 1998, compared with net income of $789,559 for the same period in the prior fiscal year. Operating income in the six months ended December 31, 1998 was $733,758 compared to $518,072 in the similar period in fiscal 1998. The net income for the periods in the prior fiscal year was affected by the non-recurring gain from the sale of certain real property owned by the Corporation. The decrease in revenues is primarily due to the loss in March 1998 of the hardware sales contract with the Corporation's major customer, and is also a result of management's shift in focus from low profit margin hardware sales to sales of higher profit margin technical and training services. The loss of the contract has not had any negative impact to date on services or service related revenues and has reduced the Corporation's hardware-related expenses. Revenues attributable to service, support and training operations increased by approximately 80% compared to the same periods in the prior year. This increase offset the effect of the decrease in revenues from hardware sales.

Earnings for the quarter and six-month period ended December 31, 1998 are attributable to the significant increase in service, support and training operations, and management's concentration on sales of network and system integration products which yield higher profit margins, as well as continued adherence to and implementation of cost control measures. Service and training related revenues are significant in their contributions to earnings because these operations yield a higher profit margin than equipment sales. In addition to the technical service sales referenced above, for the quarter and six-month period ended December 31, 1998, the increase in revenues from the provision of service, support, outsourcing and network integration is largely the result of the Corporation renewing and/or entering into service contracts with a number of large corporate customers. Most of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

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

TRANSNET CORPORATION AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Results of Operations [Continued]

Selling, general and administrative expenses increased to approximately 15% of revenue for both the quarter and six months ended December 31, 1998 due to increased salary and personnel related expenses resulting from the expansion of the Corporation's technical staff as well as the decrease in revenues. Selling, general and administrative expenses were approximately 9% of revenues for the same periods in fiscal 1998.

Interest income increased in the quarter and six-month period ended December 31, 1998, as compared to similar periods in the prior fiscal year primarily due to a stronger cash position, which allowed the Corporation to invest larger amounts than in prior years.

Liquidity and Capital Resources

There are no material commitments of the Corporation's capital resources.

The Corporation currently finances a portion of its accounts receivable and finances purchases of portions of its inventory through floor-planning arrangements under which such inventory secures the amount outstanding. Inventory decreased in the quarter and six-month periods ended December 31, 1998 as compared to the corresponding period in the prior fiscal year in response to the lower level of hardware sales.

Accounts receivable decreased for the quarter and six-month period ended December 31, 1998 as compared to the same periods in the prior fiscal year as a direct result of the decrease in revenues. Accounts payable decreased for the quarter and six-month period ended December 31, 1998 compared with the same periods in the prior fiscal year as a result of management's efforts to shorten payable cycles and thereby avoid floor plan financing costs, as well as the reduced inventories. Cash levels increased in the three and six month periods ended December 31, 1998 as compared to the corresponding periods in fiscal 1998 due to increased sales of higher profit margin services.

For the fiscal quarter and six months ended December 31, 1998, as in the similar periods in the prior year, the internal resources of the Corporation were sufficient to enable the Corporation to meet its obligations.

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

The Corporation has determined to (i) take corrective action under the IRS Walk-in Closing Agreement Program ["CAP"], (ii) apply for a favorable determination letter with respect to the Plan from the IRS, and (iii) terminate the Plan. The CAP program provides a correction mechanism for "non-amenders" such as the Corporation. In December 1998 the Corporation submitted the appropriate Plan documents and related data to the IRS and PBGC. These matters are presently under consideration by these agencies. Under CAP, the Corporation will be subject to a monetary sanction [which could range from $1,000 to approximately $40,000]. In addition, the Corporation will be required to correct, retroactively, operational violations, and to pay any resulting excise taxes and PBGC premiums and penalties that may be due. Special counsel has advised the Corporation that although it believes that the Corporation will incur some liability in connection with the correction of such operational violations, it is not possible to estimate the potential amount of or the range of liability at this time.

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



Item 5.  Other Information


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

                                          TRANSNET CORPORATION


Date: February 9, 1999             By: /s/ Steven J. Wilk
                                      ---------------------------------
                                      Steven J. Wilk,
                                      President



Date:  February 9, 1999            By: /s/ John J. Wilk
                                      ---------------------------------
                                      John J. Wilk,
                                      Principal Financial and Accounting Officer
                                      and Chairman of the Board of Directors