Form 10-Q
period 1999-03-31
TRANSNET CORP
filed 1999-05-12
CIK 99313

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ________________to _________________

For Quarter Ended March 31, 1999


                              TRANSNET CORPORATION
             (Exact name of registrant as specified in its charter)

        DELAWARE                                       22-1892295
        --------                                       ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

45 Columbia Road, Somerville, New Jersey               08876-3576
----------------------------------------               ----------
(Address of principal executive offices)                (Zip Code)

Registrant's Telephone Number, including area code:   908-253-0500

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

Yes   X             No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 3, 1999: 5,115,804

                              TRANSNET CORPORATION
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                     Page No.


PART I.  FINANCIAL INFORMATION

   Consolidated Balance Sheets as of March 31, 1999 and June 30, 1998   1

   Consolidated Statements of Operations for the Three and Nine
   Months Ended March 31, 1999 and 1998                                 2

   Consolidated Statements of Cash Flows for the Nine Months Ended
   March 31, 1999 and 1998                                              3

   Notes to Consolidated Financial Statements                           4

   Management's Discussion and Analysis                                 5

PART II.  OTHER INFORMATION                                             8

TRANSNET CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
------------------------------------------------------------------------------



                                                      March 31,     June 30,
                                                       1 9 9 9       1 9 9 8
Assets:
Current Assets:
  Cash and Cash Equivalents                          $6,274,454   $ 5,378,846
  Accounts Receivable - Net                           7,570,407     6,327,434
  Inventories                                           447,023     1,407,682
  Mortgage Receivable                                   253,637       464,423
  Other Current Assets                                   69,701       136,621
  Deferred Tax Asset                                    177,200       177,200
                                                     ----------   -----------

  Total Current Assets                               14,792,422    13,892,206

Property and Equipment - Net                            526,395       613,704

Other Assets                                            842,938       890,608
                                                     ----------   -----------

  Total Assets                                       $16,161,755  $15,396,518
                                                     ===========  ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                   $  566,816   $   598,008
  Accrued Expenses                                      457,083       614,875
  Accrued Payroll                                       187,254       234,722
  Floor Plan Payable                                    872,578       776,901
  Deferred Income                                            --       100,649
  Income Taxes Payable                                  577,874       210,200
  Other Current Liabilities                              61,021       156,653
                                                     ----------   -----------

  Total Current Liabilities                           2,722,626     2,692,008
                                                     ----------   -----------

Deferred Tax Liability                                   80,700        80,700
                                                     ----------   -----------

Stockholders' Equity:
  Capital Stock - Common $.01 Par Value,
   Authorized 15,000,000 Shares; Issued 7,469,524
   Shares  (of which 2,328,720 are in Treasury)          74,695        74,695

  Paid-in Capital                                    10,686,745    10,686,745

  Retained Earnings                                   8,968,195     8,080,013
                                                     ----------   -----------

  Totals                                             19,729,635    18,841,453
  Less:  Treasury Stock - At Cost                    (6,371,206)   (6,217,643)
                                                     ----------   -----------

  Total Stockholders' Equity                         13,358,429    12,623,810
                                                     ----------   -----------

  Total Liabilities and Stockholders' Equity         $16,161,755  $15,396,518
                                                     ===========  ===========

See Notes to Consolidated Financial Statements

TRANSNET CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
------------------------------------------------------------------------------



                              Three Months Ended            Nine Months Ended
                                    March 31,                   March 31,
                              1 9 9 9        1 9 9 8       1 9 9 9      1 9 9 8
                              -------        -------       -------      -------

Revenue                     $10,386,479   $17,564,437   $34,281,057  $57,360,566

Cost of Revenue               8,337,746    15,678,214   27,887,020    51,268,395
                            -----------   -----------   ----------   -----------

  Gross Profit                2,048,733     1,886,223    6,394,037     6,092,171
                            -----------   -----------   ----------   -----------

Expenses:
  Selling, General and
   Administrative Expenses    1,694,153     1,724,406    5,290,704     5,394,782
  Bad Debt Expense                7,500        10,000       22,500        27,500
                            -----------   -----------   ----------   -----------

  Total Expenses              1,701,653     1,734,406    5,313,204     5,422,282
                            -----------   -----------   ----------   -----------

  Operating Income              347,080       151,817    1,080,833       669,889
                            -----------   -----------   ----------   -----------

Other Income (Expense):
  Interest Income                80,571        35,892      239,928       105,890
  Other Expenses                     --       (80,708)          --       466,489
                            -----------   -----------   ----------   -----------

  Total Other Income
   (Expense) - Net               80,571       (44,816)     239,928       491,671
                            -----------   -----------   ----------   -----------

  Income Before Provision
   for Income Taxes             427,651       107,001    1,320,761     1,161,560

Provision for Income Tax        139,581        25,000      432,579       290,000
                            -----------   -----------   ----------   -----------

  Net Income                $   288,070   $    82,002   $  888,182   $   871,560
                            ===========   ===========   ==========   ===========

  Earnings Per Common Share $      0.06   $      0.02   $     0.17   $      0.17
                            ===========   ===========   ==========   ===========


See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
CONSOLIDATED CASH FLOWS
(UNAUDITED)
------------------------------------------------------------------------------


                                                           Nine Months Ended
                                                               March 31,
                                                          1 9 9 9      1 9 9 8
                                                          -------      -------

Operating Activities:
  Net Income                                           $  888,182   $   871,560
                                                       ----------   -----------
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
   Depreciation and Amortization                          225,150       232,740
   (Gain) Loss On Sale                                      2,921      (466,489)
   Provision For Doubtful Accounts                         22,500        27,500

  Changes in Assets and Liabilities:
   (Increase) Decrease in:
     Accounts Receivable                               (1,265,473)     (209,997)
     Inventory                                            960,659       226,995
     Other Current Assets                                  66,920        85,086
     Other Assets                                          13,677        (1,610)
     Deferred Income Taxes                                     --       240,000

   Increase (Decrease) in:
     Accounts Payable and Accrued Expenses               (236,452)    3,932,436
     Deferred Income                                     (100,649)      153,499
     Other Current Liabilities                            (95,632)        4,134
     Income Taxes Payable                                 367,674            --
                                                       ----------   -----------

   Total Adjustments                                      (38,705)    4,224,294
                                                       ----------   -----------

  Net Cash - Operating Activities                         849,477     5,095,854
                                                       ----------   -----------

Investing Activities:
  Mortgage Receivable Related Party                       210,786       150,000
  Capital Expenditures                                   (106,769)           --
                                                       ----------   -----------

  Net Cash - Investing Activities                         104,017       150,000
                                                       ----------   -----------

Financing Activities:
  Floor Plan Payable                                       95,677    (3,366,167)
  Purchase of Treasury Stock                             (153,563)           --
                                                       ----------   -----------

  Net Cash - Financing Activities                         (57,886)   (3,366,167)
                                                       ----------   -----------

  Net Increase in Cash and Cash Equivalents               895,608     1,879,687

Cash and Cash Equivalents - Beginning of Periods        5,378,846     3,336,917
                                                       ----------   -----------

  Cash and Cash Equivalents - End of Periods           $6,274,454   $ 5,216,604
                                                       ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods:
   Income Taxes                                        $   96,655   $    34,072


See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
------------------------------------------------------------------------------


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

[D] Earnings Per Share - Earnings per common share are based on 5,215,200 weighted shares outstanding for the period ended March 31, 1999, and 5,216,804 weighted shares outstanding for the period ended March 31, 1998.

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

[4] Related Transaction

In November 1997, the  Corporation  executed an agreement to sell  approximately
6.32 acres of unimproved real property in Mountainside, New Jersey (the "Real Property") to W Realty LLC ("W Realty") for the appraised value of $1,000,000. W Realty is a partnership, which at the time of sale consisted of John J. Wilk, Chairman of the Board, and Raymond J. Rekuc, a Director of the Corporation. The purchase price was payable through a credit extended by W Realty as sub-lessor to the Corporation as sub-lessee for the $410,000 of rent payable by the Corporation over the last two years of its sublease for its principal facility in Somerville, New Jersey and a $590,000 promissory note executed by W Realty payable in installments of $150,000 in February 1998 and $440,000 in November 1998. The note was at an interest rate of 8% per annum and was secured by a mortgage on the Real Property. The $150,000 payment due in February 1998 was paid and $190,000 of the $440,000 payment due in November 1998 was paid with interest through January 1999. Payment of the remaining $250,000 balance was renegotiated under a new Note which provides for payment of the principal on November 1, 2000 (unless demanded at an earlier date), and bears interest at the rate of 9% per annum, payable monthly beginning February 1, 1999. At the time of issuance of the new Note, the Corporation released its mortgage lien on the Real Property in order to permit W Realty, which now includes an unaffiliated third partner, to lease the Real Property to another third party. In place of the mortgage lien, the new Note is secured by the partnership interests of W Realty owned by Messrs. Wilk and Rekuc. The credit of rental payments is still in effect.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------




Results of Operations

Revenues for the three months ended March 31, 1999 were $10,386,479 as compared with $17,564,437 for the quarter ended March 31, 1998. For the quarter ended March 31, 1999 the Corporation reported net income of $288,070 as compared with net income of $82,002 for the similar period in the prior fiscal year. Operating income totaled $347,080 in the 1999 quarter as compared to $151,817 in the similar period in fiscal 1998. For the nine months ended March 31, 1999, revenues were $34,281,057, as compared to $57,360,566 reported for the similar period in the prior fiscal year, with net income of $888,182 for the period ended March 31, 1999, compared with net income of $871,560 for the same period in the prior fiscal year. Operating income in the nine months ended March 31, 1999 was $1,080,833 compared to $669,889 in the similar period in fiscal 1998. The net income for the periods in the prior fiscal year was affected by the non-recurring gain from the sale of certain real property owned by the Corporation. The decrease in revenues is primarily due to the loss in March 1998 of the hardware sales contract with the Corporation's major customer, and is also a result of management's shift in focus from low profit margin hardware sales to sales of higher profit margin technical and training services. The loss of the contract has not had any negative impact to date on services or service related revenues and has reduced the Corporation's hardware-related expenses. Revenues attributable to service, support and training operations increased by approximately 80% compared to the same periods in the prior year. This increase offset the effect of the decrease in revenues from hardware sales.

Earnings for the quarter and nine-month period ended March 31, 1999 are attributable to the significant increase in service, support and training operations, and management's concentration on sales of network and system integration products which yield higher profit margins, as well as continued adherence to and implementation of cost control measures. Service and training related revenues are significant in their contributions to earnings because these operations yield a higher profit margin than equipment sales. In addition to the technical service sales referenced above, for the quarter and nine-month period ended March 31, 1999, the increase in revenues from the provision of service, support, outsourcing and network integration is largely the result of the Corporation renewing and/or entering into service contracts with a number of large corporate customers. Most of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

The  computer  industry  continually  faces  a trend  of  decreasing  prices  of computers and related equipment. Management believes that this trend will continue. Industrywide, the result of price erosion has been lower profit margins on hardware sales, which require businesses to sell a greater volume of equipment to maintain past earning levels. Another result of the price decreases has been intensified competition within the industry, including the consolidation of businesses through merger or acquisition, manufacturers selling directly to the end-user, and the entrance of manufacturers into the technical services business. Management believes that the adoption of policies by many larger corporate customers to limit the number of vendors permitted to provide goods and services for specified periods of time has further increased price competition. To meet these competitive challenges and to maximize the Corporation's profit margin, management has modified its marketing strategy and has enforced expense controls. Management's current marketing strategy is designed to increase sales of lower revenue/higher profit margin products related to service, technical support and training operations. Management's efforts include targeting commercial, educational and governmental customers which provide marketplaces for a wide range of products and services at one time, a cost-effective approach to sales. Management believes it maximizes profits through concentration on sales of value-added applications; promotion of the Corporation's service and support operations; and adherence to cost-cutting controls. In light of the above, management emphasizes and continues the aggressive pursuit of an increased volume of technical service and support programs and promotion of its training services.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------




Results of Operations (Continued)

Selling, general and administrative expenses increased to approximately 16% of revenue for both the quarter and nine months ended March 31, 1999 due to increased salary and personnel related expenses resulting from the expansion of the Corporation's technical staff as well as the decrease in revenues. Selling, general and administrative expenses were approximately 9% of revenues for the same periods in fiscal 1998.

Interest income increased in the quarter and nine-month period ended March 31, 1999, as compared to similar periods in the prior fiscal year primarily due to a stronger cash position, which allowed the Corporation to invest larger amounts than in prior years.

Liquidity and Capital Resources

There are no material commitments of the Corporation's capital resources.

The Corporation currently finances a portion of its accounts receivable and finances purchases of portions of its inventory through floor-planning arrangements under which such inventory secures the amount outstanding. Inventory decreased in the quarter and nine-month periods ended March 31, 1999 as compared to the corresponding periods in the prior fiscal year in response to the lower level of hardware sales.

Accounts receivable decreased for the quarter and nine-month period ended March 31, 1999 as compared to the same periods in the prior fiscal year as a direct result of the decrease in revenues. Accounts payable decreased for the quarter and nine-month period ended March 31, 1999 compared with the same periods in the prior fiscal year as a result of the reduced inventories, as well as management's efforts to shorten payable cycles and thereby avoid floor plan financing costs. Cash levels increased in the three and nine month periods ended March 31, 1999 as compared to the corresponding periods in fiscal 1998 due to increased sales of higher profit margin services.

For the fiscal quarter and nine months ended March 31, 1999, as in the similar periods in the prior year, the internal resources of the Corporation were sufficient to enable the Corporation to meet its obligations.

In the first quarter of fiscal 1998, management was appraised of an unasserted possible claim or assessment involving the Corporation's Pension Plan. The Plan was adopted in 1981 as a defined benefit plan. In 1989, various actions were taken by the Corporation to terminate the Plan, to convert it to a defined contribution plan and to freeze benefit accruals. No filing for plan termination was made with the Pension Benefit Guaranty Corporation (the "PBGC"). Additionally, a final amended and restated plan document incorporating the foregoing amendments and other required amendments including those required by the Tax Reform Act of 1986 do not appear to have been properly adopted. In addition, since 1989, it appears that certain operational violations occurred in the administration of the Plan including the failure to obtain spousal consent in certain instances where it was required.

The Corporation has determined to (i) take corrective action under the IRS Walk-in Closing Agreement Program ("CAP"), (ii) apply for a favorable determination letter with respect to the Plan from the IRS, and (iii) terminate the Plan. The CAP program provides a correction mechanism for "non-amenders" such as the Corporation. In March 1999 the Corporation submitted the appropriate Plan documents and related data to the IRS and PBGC. These matters are presently under consideration by these agencies. Under CAP, the Corporation will be subject to a monetary sanction (which could range from $1,000 to approximately $40,000). In addition, the Corporation will be required to correct, retroactively, operational violations, and to pay any resulting excise taxes and PBGC premiums and penalties that may be due. Special counsel has advised the Corporation that although it believes that the Corporation will incur some liability in connection with the correction of such operational violations, it is not possible to estimate the potential amount of or the range of liability at this time.

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

The matters discussed in Management's Discussion and Analysis that are forward-looking statements are based on current management expectations that involve risk and uncertainties. Potential risks and uncertainties include, without limitation: the impact of economic conditions generally and in the industry for microcomputer products and services; dependence on key vendors; continued competitive and pricing pressures in the industry; product supply shortages; open-sourcing of products of vendors; rapid product improvement and technological change, short product life cycles and resulting obsolescence risks; technological developments; capital and financing availability; and other risks set forth herein.

                           PART II - OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

        The Corporation's Annual Meeting of Stockholders was held on March 26, 1999.

        At the meeting, the following seven individuals were elected by the following vote to serve as directors of the Corporation, each to serve until the next annual meeting of stockholders and until his successor is duly elected and qualifies.

             Name                         Shares Voted

                                        For      Authority Withheld

        John J. Wilk                 4,112,471         72,602
        Steven J. Wilk               4,112,566         72,507
        Jay A. Smolyn                4,137,466         47,607
        Vincent Cusumano             4,129,596         55,477
        Earle Kunzig                 4,135,646         49,427
        Raymond J. Rekuc             4,133,066         52,007
        Susan M. Wilk-Cort           4,115,316         69,757

Item 6.  Exhibits and Reports on Form 8-K

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


                                 TRANSNET CORPORATION
                                  (Registrant)


                                 /s/ Steven J. Wilk
                                 ------------------
                                 Steven J. Wilk, President



                                 /s/ John J. Wilk
                                 ----------------
                                 John J. Wilk,
                                 Principal Financial and Accounting
                                 Officer and Chairman of the Board of Directors




DATE:  May 12, 1999