Form 10-K
period 1999-06-30
TRANSNET CORP
filed 1999-09-27
CIK 99313

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal  year ended  June 30,  1999 [ ]  TRANSITION  REPORT  PURSUANT  TO
SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the Transition period from             to

      0-8693                 Commission File Number

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

Securities registered pursuant to Section 12 (b) of the Act:  NONE

Securities registered pursuant to Section 12 (g) of the Act:

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $13,274,725 on September 23, 1999 based upon the closing sales price on the OTC Bulletin System as of said date.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
The number of shares of the registrant's common stock outstanding on September 23, 1999 was 5,066,804 shares (exclusive of Treasury shares).

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

Description of Business

     Products, Sources, and Markets: The sale of computer and related equipment for local area networks ("LAN's") and personal computers ("PC's") accounted for the significant portion of the Corporation's revenues. During the past year, management implemented a shift in the Corporation's focus for business growth from hardware sales to marketing a wider array of technical services to its clients in order to maximize profits.

     The equipment sold by the Corporation includes microcomputers, workstations, servers, monitors, printers and operating systems software. The principal markets for the Corporation's products are commercial, governmental, and educational customers. These markets are reached by direct sales conducted through the corporate sales department based in Branchburg, New Jersey. The Corporation's direct sales staff enables TransNet to establish relationships with major corporation clients through which it markets the Corporation's technical services.

     The Corporation is selective in choosing the products that it markets and its product mix is geared primarily to the requirements of its business customers. The products sold by the Corporation include business and personal desktop computer systems manufactured by International Business Machines ("IBM"), Acer, Apple Computer, Inc. ("Apple"), Bay Networks, a Nortel Networks business, Compaq Computer Corporation ("Compaq"), NEC Technologies, Inc. ("NEC"), Hewlett-Packard Company ("Hewlett-Packard"), and Toshiba American Information Systems, Inc. ("Toshiba"); related peripheral products such as network products of Compaq, Intel, Novell, Inc. ("Novell"), 3Com, and Cisco Systems, Inc. ("Cisco"); telephony products; selected software products; and supplies produced by other manufacturers. The Corporation does not manufacture or produce any of the items it markets.

     The Corporation is currently an authorized dealer for Apple, Bay Networks, Compaq (including authorizations as a Compaq Enterprise Partner and a Compaq Certified Education Partner), Hewlett- Packard, IBM, Intel, NEC, and Toshiba, Microsoft Corporation ("Microsoft"), Cisco, Novell, and 3COM. The Corporation also offers a variety of products manufactured by other companies including Lexmark, Okidata, and Tektronix. Occasionally, the Corporation will order specific products to satisfy a particular customer requirement. The Corporation evaluates its product line and new products internally and through discussions with its vendors and customers.

     Software sold by the Corporation includes software designed for general business applications as well as specialized applications such as research, pharmaceuticals, and education; software for desktop publishing; and integrated packages.

     The Corporation maintains an inventory of its product line to provide shipments to customers. Back orders are generally immaterial, but manufacturers' product constraints occasionally impact the Corporation's inventory levels. No such constraints have affected the Corporation in the past three years, however. In an effort to reduce costs, the Corporation has instituted a direct shipping program, through which product is shipped directly from the Corporation's suppliers to the customer. In addition, shipments are made from the
Corporation's warehouse in Branchburg, New Jersey primarily through common carriers.

     The marketing of computers is generally not seasonal in nature.

     Technical Support and Service: Service operations have become a significant source of revenues, comprising 36% of revenues in fiscal 1999, as compared to 14% of revenues in fiscal 1998. This reflects management's shift in focus from hardware sales to the provision of sophisticated technical services, as discussed in "Management's Discussion and Analysis." The Corporation provides a wide variety of outsourced network services, personal computer support, repair and standard equipment maintenance to assist customers in obtaining technology that enhances the customers' productivity. These services, which are generally performed at customer sites, include LAN and PC hardware support, systems integration services, help desk services, asset management, relocation services, and installation or installation coordination. The Corporation assists customers to determine standard hardware technology, application and operating system software, and networking platforms. The Corporation employs specially certified and trained technical systems engineers who perform high-end technology integration services. In addition, the Corporation's staff of specially trained system engineers and service technicians provide service and support on an on-call basis for file servers, personal computers, laptop computers, printers and other peripheral equipment. The Corporation's in-house technical staff performs system configurations to customize computers to the customers' specifications. The Corporation also provides authorized warranty service on the equipment it sells. TransNet is an authorized service dealer for the following manufacturers: Apple, Cisco, Compaq, Dell, Epson, Hewlett Packard, IBM, NEC, 3Com, Nortel, and Novell.

     The Corporation seeks highly qualified personnel and employs experienced system engineers and technicians to whom it provides authorized manufacturer training on an on-going basis. During fiscal 1999, the Corporation continued its efforts to expand its technical staff in response to the increased demand for technical services and the increasing complexity of network systems. The Corporation competes with other resellers and manufacturers, as well as some customers, to recruit and retain qualified employees from a relatively small pool of available candidates.

     The Corporation's technical services are available to business and individual customers. Through a variety of alternatives, the Corporation offers repair or maintenance services at the customer site or on the Corporation's premises. Maintenance and service contracts are offered to maintain and/or repair computer hardware. Technical support and services are performed pursuant to contracts of specified terms and coverage (hourly rates or fixed price extended contracts) or on a time and materials basis. Services are available for a variety of products marketed by the Corporation. In connection with its "TechNet" program, through which the Corporation stations service personnel at a customer's location on a full-time basis, the Corporation has entered into individual agreements with several large corporate customers to provide support and repair and maintenance services. Most agreements are for twelve months or less. These agreements contain provisions allowing for termination prior to the expiration of the agreements. Although the agreements generally contain renewal terms, there is no assurance that the agreements will be renewed.

     The Corporation introduced its Y2KNET program in 1998, designed with the mission to assure the Corporation's clients that their desktop units are Year 2000 compliant. Under this program, which complements the existing TechNet and SafetyNet programs, the Corporation's technicians inventory, examine, and, as necessary, modify all customers' desktop units to certify that the units are Y2K compliant.

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

     In addition to servicing its own customers within its service area, the Corporation has entered into arrangements with other service providers outside the Corporation's service area. Through these arrangements, the Corporation can provide services in instances in which a customer has locations outside the Corporation's service areas and can assure its customers quality technical service at their locations nationwide.

     Training: The Corporation's headquarters houses its Training Center, which provides training for customers. The Corporation also provides training at customer sites. The Corporation offers comprehensive training on hardware and software, including a wide variety of DOS, Windows, and Macintosh systems and network applications, operation, and maintenance. The Corporation's Training Center, which has its own dedicated network, is an Apple Computer authorized training center and is also authorized for training on all Microsoft, Lotus, Quark, and FrameMaker products. The training activities of the Corporation are not a material source of revenues.

     Suppliers: In order to reduce its costs for computer and related equipment, the Corporation entered into a buying agreement with Ingram Micro, Inc., which assumed the earlier agreement with Intelligent Electronics. Under the agreement, the Corporation is able to purchase equipment of various manufacturers at discounts currently unavailable to it through other avenues. The agreement provides that the Corporation may terminate the arrangement upon sixty days notice. During fiscal 1999, the majority of the revenues generated by the Corporation from product sales were attributable to products purchased by the Corporation from Ingram Micro, Inc. pursuant to the Agreement. The balance of the Corporation's product sales were attributable to products purchased from a variety of sources on an as needed order basis. Management anticipates that Ingram Micro, Inc. will be a major supplier during fiscal 2000.

     Customers: The majority of the Corporation's corporate customers are commercial users located in the New Jersey - New York City metropolitan area.

     During fiscal 1999, one customer, Medco, accounted for approximately 37% of the Corporation's revenues. During fiscal 1998, one customer, Merck & Co., Inc. accounted for approximately 50% of the Corporation's revenues, and an affiliate, Medco, accounted for approximately 14% of the Corporation's revenues. Merck & Co. and its affiliate accounted for approximately 58% and 11%, respectively, of the Corporation's revenues in fiscal 1997. In March 1998, the Corporation received notification that Merck & Co. intended to enter into arrangements with a vendor other than TransNet with respect to a substantial portion of the business that Merck & Co. previously conducted with TransNet. The loss of the contract has not had any negative impact on services or service related revenues and has reduced the Corporation's hardware-related expenses. Although the loss of the contract reduced revenues from hardware sales, management notes that the sales pursuant to this contract were conducted at low profit margins of approximately 4.7%. The loss of this customer could have a material adverse impact upon the Corporation if management does not replace the sales of equipment and technical services with similar sales to new accounts.

     No other customer accounted for more than 10% of the Corporation's revenues in fiscal 1999.

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

     Employees: As of September 15, 1999, the Corporation employed 191 full-time employees and nine (9) part-time employees. None of its employees are subject to collective bargaining agreements.

ITEM 2.  PROPERTIES

     The Corporation's executive, administrative, corporate sales offices, and service center are located in Branchburg, New Jersey, where the Corporation leases a building of approximately 21,000 square feet. This "net-net" lease, which currently provides for an approximately $16,820 monthly rental, expires in February 2001. The building is subleased from W Realty, a partnership consisting of John J. Wilk, Chairman of the Board and Raymond J. Rekuc, a Director, at terms which management believes are as favorable as available from unaffiliated third parties. See Item 13. Certain Relationships and Related Transaction, for a description of the sale of certain real estate owned by the Corporation to W Realty. Pursuant to the terms of that sale, the Corporation is not required to pay rent for the sublease of its Branchburg offices for the last two (2) years of the lease. As a result, the Corporation has not paid rent since February 1999.

     See Note [8A] of the Notes to Consolidated Financial Statements with respect to the Corporation's commitments for leased facilities.

ITEM 3.  LEGAL PROCEEDINGS

     The Corporation is not currently a party to any legal proceeding which it regards as material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     None.

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

     On February 3, 1998, the Corporation was informed by NASDAQ that its common stock would be delisted from the NASDAQ National Market System on February 4, 1998 based on certain deficiencies asserted by the NASDAQ staff. The Corporation appealed the staff's findings based, among other items, upon the position that the Corporation had cured the deficiencies, but the appeal was unsuccessful. The Corporation appealed NASDAQ's decision to the Securities and Exchange Commission, but that appeal was unsuccessful. The Corporation is exploring listing alternatives for its common stock.

Calendar Year                          Closing Sales Prices

                                     High         Low

1997
     Third Quarter                  3  3/4     2  3/4
     Fourth Quarter                 3  1/2          2

1998
     First Quarter                   2 5/8        3/4
     Second Quarter                1  3/32        5/8
     Third Quarter                  1  3/8       7/16
     Fourth Quarter                 1  1/2      15/32

1999
     First Quarter                 2  1/16      15/16
     Second Quarter                      4   1  11/16

     As of September 21, 1999, the number of holders of record of TransNet's common stock was 3,066. Such number of record owners was determined from the Company's shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

     TransNet has not paid any dividends on its common stock since its inception.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Revenues for the fiscal year ended June 30, 1999 were $44,306,140 as compared with $70,424,809 for the fiscal year ended June 30, 1998, and $68,631,322 for the fiscal year ended June 30, 1997. The decrease in revenues for fiscal 1999 as compared to fiscal 1998 is primarily attributable to the loss of a hardware sales contract from a major customer, although the effects of this reduction were offset by the increase in technical service revenues (such as technical repair and maintenance, support, and network integration) (see Item 1.- Customers regarding loss of business from the Corporation's major customer). In addition, several computer manufacturers directly shipped product to and direct billed TransNet customers, paying TransNet a fee similar to a commission. Although this reduced revenues from hardware sales, it yielded increased profits. The increase in revenues for fiscal 1998 as compared to fiscal 1997 was the result of an increase in revenues from technical services and training services, although revenue from hardware sales decreased. Due to management's emphasis on the promotion of technical service and support operations and agreements with large organizations for service and support (as discussed below), technical service revenues increased by approximately 59% in fiscal 1999 over fiscal 1998, and 30% in fiscal 1998 over fiscal 1997.

     For fiscal 1999, the Corporation reported net income of $1,172,462 as compared with net income of $923,891 for fiscal 1998, and $1,032,567 for fiscal 1997. The increase in net income in fiscal 1999 was directly related to increased technical service and support related revenues; management's concentration on sales of higher profit margin products such as network and system integration products; and continued adherence to cost control measures. Although the dollar amount of revenues was lower in fiscal 1999, those revenues yielded higher profits than revenues from hardware sales. Net income for fiscal 1998 included a non-recurring gain of $466,489 attributable to the sale of certain unimproved real property owned by the Corporation in the second quarter. Operating income in fiscal 1999 was $1,505,031 as compared to $584,003 in fiscal 1998, and $1,004,945 in fiscal 1997. The decrease in operating income in fiscal 1998 was a result of decreased profit margins on hardware sales, a decrease in the volume of hardware sales and increased expenses related to the expansion of the Corporation's technical staff. Service related revenues, a material segment of revenues, are significant in their contributions to net income because these operations yield a higher profit margin than equipment sales. For the fiscal years ended June 30, 1999, 1998 and 1997, the increase in revenues from the provision of service, support, outsourcing and network integration is largely the result of the Corporation entering into service contracts with a number of corporate customers to provide service and support for the customer's personal computers, peripherals and networks. Most of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

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

     To meet these competitive challenges and to maximize the Corporation's profit margin, management has modified its marketing strategy during these years and has enforced expense controls. Management also utilizes new trends such as manufacturers' direct shipment and billing of the customers in exchange for payment to the Corporation of an "agency fee" as a means to reduce equipment related costs while increasing profits. Management's current marketing strategy is designed to shift its focus to provision of technical services and to sales of lower revenue/higher profit margin products related to service and support operations. Management's efforts include targeting commercial, educational and governmental customers who provide marketplaces for a wide range of products and services at one time, a cost-effective approach to sales. Management believes it maximizes profits through concentration on sales of value-added applications; promotion of the Corporation's service and support operations; and strict adherence to cost-cutting controls. In light of the above, management emphasizes and continues the aggressive pursuit of an increased volume of sales of technical service and support programs, and promotion of its training services. In addition, the Corporation's buying agreement with Ingram Micro, Inc. enhances the Corporation's competitive edge through product discounts unavailable through other sources.

     During fiscal 1999, actual selling, general and administrative expenses decreased slightly due to a reduced number of employees, but increased as a percentage of revenues to 16% as a result of the decrease in revenues. Selling, general and administrative expenses increased to approximately 11% of revenue for fiscal 1998 due to increased salary and personnel related expenses resulting from the expansion of the Corporation's technical staff as compared to approximately 9% of revenues for fiscal 1997. Management's adherence to cost controls has generally maintained the level of such expenditures.

     Interest income increased in fiscal 1999, 1998 and 1997, respectively, as compared to the prior year primarily due to stronger cash positions, which allowed the Corporation to invest larger amounts than in prior years. Interest expense was eliminated in fiscal 1999 because the Corporation did not require use of its credit line. Interest expense decreased in both fiscal 1998 and 1997 as compared to the respective prior year, also due to the improved cash position which limited the amount of financing extended under the floor planning arrangements described below.

Liquidity and Capital Resources

     There are no material commitments of the Corporation's capital resources, other than employment contracts entered into in the normal course of business.

     The Corporation currently finances the purchases of portions of its inventory through floor planning arrangements with a third-party lender and a manufacturer's affiliate under which such inventory secures the financed purchases. Inventory decreased in fiscal 1999 as a result of decreased sales and management's implementation of a "direct-ship" program to ship product from the vendor to the customer, thereby reducing the Corporation's required inventory levels

     Accounts receivable increased in fiscal 1999 compared to fiscal 1998 as a result of increased past due amounts from certain customers. These past due amounts were significantly reduced after June 30, 1999. Accounts receivable decreased in fiscal 1998 as compared to 1997 in direct response to decreased volume of hardware sales. Accounts payable increased for the 1999 fiscal year compared to fiscal 1998 due to the purchase of equipment in late June 1999 to satisfy a customer order. Accounts payable decreased in 1998 and 1997 due to the improved cash position of the Corporation. Floor planning payables increased in 1999 as a direct result of the above-referenced equipment purchase in June 1999. The figures reflect a decrease in 1998 that is attributable to the decreased volume of hardware sales. The converse was true in fiscal 1997, as a direct result of an increase in product sales.

     For the fiscal year ended June 30, 1999, as in the fiscal years ended June 30, 1998 and 1997, the internal capital sources of the Corporation were sufficient to enable the Corporation to meet its obligations.

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

     The Corporation decided to (i) take corrective action under the IRS Walk-in Closing Agreement Program ("CAP"), (ii) apply for a favorable determination letter with respect to the Plan from the IRS, and (iii) terminate the Plan. The CAP program provides a correction mechanism for "non-amenders" such as the Corporation. Under CAP, the Corporation will be subject to a monetary sanction (which could range from $1,000 to approximately $40,000). In addition, the Corporation will be required to correct, retroactively, operational violations, and to pay any resulting excise taxes and PBGC premiums and penalties that may be due. Special counsel has advised the Corporation that although it believes that the Corporation will incur some liability in connection with the correction of such operational violations, any estimate in dollar terms of the range of such liability at this time would be speculative and potentially misleading. However, management has been advised by counsel that the estimated liabilities are significantly lower than originally anticipated. See Note [12] of the Notes to Consolidated Financial Statements with respect to this contingency.

YEAR 2000

     The Corporation began preparing its computer-based systems for year 2000 ("Y2K") computer software compliance issues in 1998. Many existing computer systems, including certain of the Corporation's internal systems, use only the last two digits to identify years in the date field. As a result, these computer systems do not properly recognize a year that begins with "20" instead of the familiar "19," or may not function properly with years later than 1999. If not corrected, many computer applications could fail or create erroneous results. This is generally referred to as the "Year 2000" or "Y2K" issue. Computer systems that are able to deal correctly with dates after 1999 are referred to as "Year 2000 compliant." The Corporation's Y2K project covers both traditional computer systems and infrastructure ("IT Systems") and computer-based hardware and software, facilities and equipment ("Non-IT Systems"), such as its telephone system. The Corporation's Y2K project has the following phases: inventory; assessment of action required to assure Y2K compliance; upgrading or replacement; testing; and contingency planning.

     The Corporation completed the inventory and assessment of its critical IT systems and it expects that by the end of September 1999, its main internal computer system, which processes information to prepare inventories, purchase orders, invoices and accounting functions shall be Y2K compliant. The Corporation expects to upgrade or replace any non-compliant IT Systems by the end of October 1999, with testing and implementation completed by the end of November 1999, although it is possible that testing will continue through the end of calendar 1999. The Corporation has also completed an inventory and assessment of its Non-IT Systems. The Corporation expects to replace any non-compliant systems by the end of the October 1999, with testing and implementation completed by the end of November 1999.

     The Corporation's Y2K project also considers the readiness of significant customers and vendors. Although significant vendors have indicated to the Corporation that they expect to be Y2K compliant, non-compliance of such vendors could impair the ability of the Corporation to obtain necessary products or to sell or provide services to its customers. Disruptions of the computer systems of the Corporation's vendors could have a material adverse effect on the Corporation's financial conditions and results of operations for the period of such disruption. Because of the uncertainties involved, pending receipt of this information, it is not possible to estimate the effect upon the Corporation, for example, the amount of lost revenues, if its material vendors, suppliers and customers were not Y2K compliant.

     The Corporation believes that the most reasonably likely worst case Y2K scenario is that a small number of vendors may be delayed in supplying components for a short time after January 1, 2000, with a resulting disruption of product shipments and services to the Corporation's customers. As part of its Y2K process, the Corporation plans to develop contingency plans with respect to such scenario and the vendors who are either unable or unwilling to develop remediation plans to become Y2K compliant. The Corporation is currently developing these plans. The Corporation's contingency plans will include a combination of actions including preparations to allow the Corporation to selectively purchase from Y2K compliant vendors.

     The Corporation has incurred approximately $30,000 of Y2K project expenses as of June 30, 1999. Future expenses are estimated to include approximately $20,000 of additional costs. Such cost estimates are based upon presently available information and may change as the Corporation continues with its Y2K project.

     The matters discussed in Management's Discussion and Analysis and throughout this report that are forward-looking statements are based on current management expectations that involve risk and uncertainties. Potential risks and uncertainties include, without limitation: the impact of economic conditions generally and in the industry for microcomputer products and services; dependence on key vendors; continued competitive and pricing pressures in the industry; product supply shortages; open- sourcing of products of vendors; rapid product improvement and technological change, short product life cycles and resulting obsolescence risks; technological developments; capital and financing availability; and other risks set forth herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Attached.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements on accounting and financial disclosure between the Corporation and its independent public accountants nor any change in the Corporation's accountants during the last fiscal year.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Corporation are as follows:

     Name                        Age     Position
     John J. Wilk (a)            71      Chairman of the Board and Treasurer
     Steven J. Wilk (a)          42      President and Director
     Jay A. Smolyn               43      Vice President, Operations and Director
     Vincent Cusumano (b)(d)     64      Secretary and Director
     Earle Kunzig (b)(e)         60      Director
     Raymond J. Rekuc (c)        54      Director
     Susan Wilk-Cort (a)                 Director
--------------------------
     (a) Steven J. Wilk and Susan Wilk-Cort are respectively, the son and daughter of John J. Wilk.
     (b) Member of the Audit Committee
     (c) Chairman of the Audit Committee.
     (d) Member of the Compensation Committee.
     (e) Chairman of the Compensation Committee.

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

     None of the Corporation's directors are directors of any other Corporation with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15 (d) of that Act.

Compliance with Section 16(a) of the Exchange Act

     Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Corporation pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, the Corporation believes that with respect to fiscal 1999, its officers, directors and beneficial owners of more than 10% of its equity timely complied with all applicable Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation paid or accrued by the Corporation during the three years ended on June 30, 1999, to its Chief Executive Officer and each of its other executive officers whose total annual salary and bonus for the fiscal year ended June 30, 1999, exceeded $100,000. All of the Corporation's group life, health, hospitalization or medical reimbursement plans, if any, do not discriminate in scope, terms or operation, in favor of the executive officers or directors of the Corporation and are generally available to all full-time salaried employees.

                           SUMMARY COMPENSATION TABLE

                                   Annual Compensation                 Long-Term Compensation
Name and               Year Ended                 Other Annual Options Restricted    LTIP    All Other
Principal Position      June 30, Salary     Bonus Compensation  SARs  Stock Awards Payouts Compensation
------------------------------------------------------------------------------


Steven J. Wilk           1998  $250,000   $82,603      $0         0        0          $0          0
 President and Chief     1997  $250,000   $46,644      $0         0        0          $0          0
 Executive Officer       1996  $240,833   $47,560      $0         0        0          $0          0

Jay Smolyn               1998  $135,000   $59,822      $0         0        0          $0          0
 Vice President          1997  $135,000   $30,822      $0         0        0          $0          0
 Operations              1996  $130,833   $36,600      $0         0        0          $0          0

-------------------------

Employment Contracts with Executive Officers

TransNet has employment contracts in effect with Steven J. Wilk and Jay A. Smolyn which expire on June 30, 2000. Pursuant to the employment contracts, Steven J. Wilk's annual salary is "at least" $250,000 and Mr. Smolyn's salary is "at least" $135,000 or, in each case, such greater amount as may be approved from time to time by the Board of Directors. The contracts also provide for additional incentive bonuses to be paid with respect to each of the Corporation's fiscal years based upon varying percentages of the Corporation's consolidated pre-tax income exclusive of extraordinary items (3% of the first $500,000, 4% of the next $500,000, 5% of the next $4,000,000 and 6% of amounts in excess of $5,000,000 for Steven J. Wilk, and 2% of pre-tax income in excess of $100,000 to the first $500,000 and 3% in excess of $500,00 for Mr. Smolyn). Steven J. Wilk's employment contract provides for a continuation of full amount of salary payments for 6 months and 50% of the full amount for the remainder of the term in the event of illness or injury. In addition, the employment contracts contain terms regarding the event of a hostile change of control of the Corporation and a resultant termination of the employee's employment prior to expiration of the employment contract. These terms provide that Mr. Smolyn would receive a lump sum payment equal to 80% of the greater of his then current annual salary or his previous calendar year's gross wages including the additional incentive compensation multiplied by the lesser of five or the number of years remaining in the contract. In the case of Steven J. Wilk, the contract provides that in the event of termination of employment due to a hostile change in control, he may elect to serve as consultant at his current salary and performance bonus for a period of five years beginning at the date of the change in control, or he may elect to receive a lump sum payment which would be the greater of 80% of his then current salary or 80% of his previous year's gross wages times five. The contract for Mr. Smolyn provides that the Corporation may terminate his employment, with or without cause. If said termination is without cause, the Corporation shall pay the Employee an amount equal to compensation payable for a period of one-half of the contract period remaining, not to exceed compensation for 18 months. Steven J. Wilk's employment agreement provides that should the Corporation terminate his employment (other than for the commission of willful criminal acts), he may elect to continue as a consultant to the Corporation at his then current compensation level, including the performance bonus, for the lesser of two (2) years or the remainder of the contract term or he may elect to receive a lump sum payment equal to eighty percent of his then current salary plus incentive bonus times the lesser of two (2) years or the remainder of the contract.

Director's Compensation

     During fiscal 1999, the Company paid $5,000 in directors' fees to each of its three outside directors.

Stock Options

     No options to acquire TransNet Corporation stock were held by the Corporation's executive officers at June 30, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth, as of August 31, 1999, the number of shares of TransNet's common stock owned beneficially to the knowledge of the Corporation, by each beneficial owner of more than 5% of such common stock, by each director owning shares and by all officers and directors of the Corporation as a group.

Name of Beneficial            Amount of Shares                 Percent of
Owner                        Beneficially Owned                   Class

Directors
Steven J. Wilk (a)             393,500 shs                         8%
John J. Wilk (a)               175,500 shs                         3%
Jay A. Smolyn (a)               85,000 shs                         2%
Susan Wilk-Cort (a)             78,200 shs                         1%
Vincent Cusumano (a)                 0 shs                        ----
Earle Kunzig (a)                     0 shs                        ----
Raymond J. Rekuc (a)                 0 shs                        ----

All officers and directors    732,200 shs                          14%
as a group (seven persons)
-----------------------------------------
(a) The address of all directors is 45 Columbia Road, Branchburg, New Jersey 08876.

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

     On November 11, 1998, the Corporation executed an agreement to sell approximately 6.32 acres of unimproved real property in Mountainside, New Jersey (the "Real Property") to W Realty LLC ("W Realty") for the appraised value of $1,000,000. W Realty is a partnership, which at the time of sale consisted of John J. Wilk, Chairman of the Board, and Raymond J. Rekuc, a Director of the Corporation. The purchase price was payable through a credit extended by W Realty as sub-lessor to the Corporation as sub-lessee for the $410,000 of rent payable by the Corporation over the last two years of its sublease for its principal facility in Somerville, New Jersey and a $590,000 promissory note executed by W Realty payable in installments of $150,000 in February 1998 and $440,000 in November 1998. The note was at an interest rate of 8% per annum and was secured by a mortgage on the Real Property. The $150,000 payment due in February 1998 was paid and $190,000 of the payment due in November 1998 was paid with interest through January 1999. Payment of the $250,000 balance was renegotiated under a new Note which provides for payment of the principal on November 1, 2000 (unless demanded at an earlier date), and bears interest at the rate of 9% per annum, payable monthly beginning February 1, 1999. At the time of issuance of the new Note, the Corporation released its mortgage lien on the Real Property in order to permit W Realty, which now includes an unaffiliated third partner, to lease the Real Property to another third party. In place of the mortgage lien, the new Note is secured by the partnership interests of W Realty owned by Messrs. Wilk and Rekuc. The credit of rental payments is in effect.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1.  Financial Statements
         o   Independent Auditor's Report.
         o   Consolidated Balance Sheets as of June 30, 1999 and June 30, 1998.
         o Consolidated Statements of Operations for the Years Ended June 30, 1999, 1998 and 1997.
         o Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1999, 1998 and 1997.
         o Consolidated Statements of Cash Flows for the Years Ended June 30, 1999, 1998 and 1997.
         o   Notes to Consolidated Financial Statements

     (b)  Reports on Form 8-K
         The Corporation did not file any reports on Form 8-K with respect to or during the quarter ended June 30, 1999.

     (c)  Exhibits                        Incorporated by Reference to

     3.1(a) Certificate of Incorporation, Exhibit 3(A) to Registration
     as amended                           Statement on Form S-1 (File No.
                                          2-42279)

     3.1(b) October 3, 1977 Amendment     Exhibit 3(A) to Registration
     to Certificate of Incorporation      Statement on Form S-1 (File No.
                                          2-42279)

     3.1 (c) March 17, 1993 Amendment
     to Certificate of Incorporation

     3.2 (a)Amended By-Laws               Exhibit 3 to Annual Report on Form
                                          10-K for year ended June 30, 1987

     3.2(b) Article VII, Section 7 of the Exhibit to Current Report on
     By-Laws, as amended                  Form 8-K for January 25, 1990

     Exhibits                             Incorporated by Reference to
     4.1 Specimen Common Stock            Exhibit 4(A) to Registration Statement
     Certificate                          on Form S-1 (File No. 2-42279)

     10.1 March 1, 1991 lease agreement   Exhibit 10.1 to Annual Report on
     between W. Realty and the            Form 10-K for year ended June 30,
     Corporation for premises at 45       1991
     Columbia Road, Somerville
     (Branchburg), New Jersey

    10.2 February 1, 1996 amendment to    Exhibit 10.2 to Annual Report on
    Lease Agreement between W.Realty and Form 10-K for year ended June 30, 1996 the Corporation for premises at 45
    Columbia Road, Somerville, New Jersey

    10.3 Employment Agreements effective  Exhibit 10.3 to Annual Report on
    July 1, 1995 with Steven J. Wilk and Form 10-K for year ended June 30, 1996 Jay A. Smolyn

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

Registrant:                               TransNet Corporation

Date:   September , 1999                  By /s/ Steven J. Wilk
                                          -----------------------------
                                          Steven J. Wilk
                                          Chief Executive Officer



Date:   September , 1998                  By /s/ John J. Wilk
                                          -----------------------------
                                          John J. Wilk
                                          Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ Steven J. Wilk                     Date:  September , 1999
------------------------------------
   Steven J. Wilk, Director


By /s/ John J. Wilk                       Date:  September , 1999
------------------------------------
   John J. Wilk, Director


By /s/ Jay A. Smolyn                      Date:  September , 1999
------------------------------------
   Jay A. Smolyn, Director


By /s/ Raymond J. Rekuc                   Date:  September, 1999
------------------------------------
   Raymond J. Rekuc, Director


By  /s/ Vincent Cusumano                  Date:  September  1999
------------------------------------
    Vincent Cusumano


By  /s/ Earle Kunzig                      Date:  September   , 1999
------------------------------------
    Earle Kunzig


By /s/ Susan M. Wilk-Cort                 Date:  September, 1999
------------------------------------
    Susan M. Wilk-Cort, Director

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of TransNet Corporation
  Somerville, New Jersey


            We have audited the accompanying consolidated balance sheets of TransNet Corporation and its subsidiary as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransNet Corporation and its subsidiary as of June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.








                                          MOORE STEPHENS, P. C.
                                      Certified Public Accountants.

Cranford, New Jersey
August 16, 1999

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------


                                                               June 30,
                                                         1 9 9 9       1 9 9 8
Assets:
Current Assets:
  Cash and Cash Equivalents                            $7,617,241   $ 5,378,846
  Accounts Receivable - Net                             6,736,351     6,327,434
  Inventories                                             886,936     1,407,682
  Mortgage Receivable - Related Party                          --       464,423
  Other Current Assets                                     56,030       136,621
  Deferred Tax Asset                                      249,000       177,200
                                                       ----------   -----------

  Total Current Assets                                 15,545,558    13,892,206

Property and Equipment - Net                              745,703       854,199

Mortgage Receivable - Related Party                       250,000            --

Other Assets                                              577,619       650,113
                                                       ----------   -----------

  Total Assets                                         $17,118,880  $15,396,518
                                                       ===========  ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                     $1,160,978   $   598,008
  Accrued Expenses                                        374,064       614,875
  Accrued Payroll                                         258,858       234,722
  Floor Plan Payable                                    1,200,443       776,901
  Deferred Income                                              --       100,649
  Income Taxes Payable                                    664,167       210,200
  Other Current Liabilities                                    --       156,653
                                                       ----------   -----------

  Total Current Liabilities                             3,658,510     2,692,008
                                                       ----------   -----------

Deferred Tax Liability                                     11,100        80,700
                                                       ----------   -----------

Commitments and Contingencies                                  --            --
                                                       ----------   -----------

Stockholders' Equity:
  Capital Stock - Common, $.01 Par Value,
   Authorized  15,000,000 Shares; Issued
   7,469,524 Shares in 1999 and 1998 [of which
   2,402,720 are in Treasury in 1999
   and 2,252,720 in 1998]                                  74,695        74,695

  Paid-in Capital                                      10,686,745    10,686,745

  Retained Earnings                                     9,252,475     8,080,013
                                                       ----------   -----------

  Totals                                               20,013,915    18,841,453
  Less:  Treasury Stock - At Cost                      (6,564,643)   (6,217,643)
                                                       ----------   -----------

  Total Stockholders' Equity                           13,449,272    12,623,810
                                                       ----------   -----------

  Total Liabilities and Stockholders' Equity           $17,118,880  $15,396,518
                                                       ===========  ===========

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------



                                                    Y e a r s   e n d e d
                                                       J u n e   3 0,
                                               1 9 9 9     1 9 9 8     1 9 9 7
                                               -------     -------     -------

Revenue:
  Equipment                                 $28,231,540 $60,333,109 $61,043,320
  Services                                   16,074,600  10,091,700   7,788,002
                                            ----------- ----------- -----------

  Total Revenue                              44,306,140  70,424,809  68,631,322
                                            ----------- ----------- -----------

Cost of Revenue:
  Equipment                                  25,844,701  55,243,196  56,078,869
  Services                                    9,882,921  15,181,613   5,081,596
                                            ----------- ----------- -----------

  Total Cost of Revenue                      35,727,622  62,311,713  61,160,465
                                            ----------- ----------- -----------

  Gross Profit                                8,578,518   8,113,096   7,470,857

Selling, General and Administrative
 Expenses                                     7,073,487   7,529,093   6,465,912
                                            ----------- ----------- -----------

  Operating Income                            1,505,031     584,003   1,004,945
                                            ----------- ----------- -----------

Other Income [Expense]:
  Interest Income                               296,310     149,535     124,065
  Interest Income - Related Party                33,000      47,000          --
  Interest Expense                                   --        (209)    (40,943)
  Other Income                                    1,711     494,462          --
                                            ----------- ----------- -----------

  Other Income - Net                            331,021     690,788      83,122
                                            ----------- ----------- -----------

  Income Before Income Tax Expense            1,836,052   1,274,791   1,088,067

Income Tax Expense                              663,590     350,900      55,500
                                            ----------- ----------- -----------

  Net Income                                $ 1,172,462 $   923,891 $ 1,032,567
                                            =========== =========== ===========

  Basic Net Income Per Common Share         $       .23 $       .18 $       .20
                                            =========== =========== ===========

  Diluted Net Income Per Common Share       $       .23 $       .18 $       .20
                                            =========== =========== ===========

  Weighted Average Common Shares
   Outstanding - Basic                        5,183,141   5,216,804   5,216,804
                                            =========== =========== ===========

  Weighted Average Common Shares
   Outstanding - Diluted                      5,183,141   5,216,804   5,216,804
                                            =========== =========== ===========



See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------


                                                                                                          Total
                                       Common Stock        Paid-in   Retained       Treasury Stock    Stockholders'
                                    Shares     Amount      Capital   Earnings     Shares     Amount       Equity


Balance - June 30, 1996           7,469,524  $  74,695 $10,686,745 $6,123,555  (2,252,720)$(6,217,643) $10,667,352

  Net Income                             --         --          --  1,032,567          --          --    1,032,567
                                 ----------  ---------  ---------- ---------- ----------- -----------   ----------

Balance - June 30, 1997           7,469,524     74,695  10,686,745  7,156,122  (2,252,720) (6,217,643)  11,699,919

  Net Income                             --         --          --    923,891          --          --      923,891
                                 ----------  ---------  ---------- ---------- ----------- -----------   ----------

Balance - June 30, 1998           7,469,524     74,695  10,686,745  8,080,013  (2,252,720) (6,217,643)  12,623,810

  Net Income                             --         --          --  1,172,462          --          --    1,172,462

  Treasury Shares Purchased              --         --          --         --    (150,000)   (347,000)    (347,000)
                                 ----------  ---------  ---------- ---------- ----------- -----------   ----------

Balance - June 30, 1999           7,469,524  $  74,695 $10,686,745 $9,252,475  (2,402,720)$(6,564,643) $13,449,272
                                 ==========  ========= =========== ========== =========== ===========  ===========


See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                    Y e a r s   e n d e d
                                                       J u n e   3 0,
                                               1 9 9 9     1 9 9 8     1 9 9 7
                                               -------     -------     -------
Operating Activities:
  Net Income                                $ 1,172,462 $   923,891 $ 1,032,567
                                            ----------- ----------- -----------
  Adjustments  to  Reconcile  Net  Income
   to Net Cash  Provided  by [Used  for]
   Operating Activities:
   Depreciation and Amortization                375,702     361,323     340,723
   Loss [Gain] on Sale of Equipment               2,517    (482,608)         --
   Provision for Doubtful Accounts               30,000      10,000          --
   Discounting of Deferred Charges               64,000      15,000          --
   Deferred Income Taxes                       (141,000)    140,500      29,000

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                       (438,917)  2,648,885  (1,620,299)
     Inventories                                520,746   1,866,780     367,766
     Other Current Assets                        80,591     187,925     141,397
     Other Assets                                (5,473)     (9,472)    (45,167)
     Mortgage Receivable - Related Party         24,429     (24,423)         --

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses      346,295    (167,977)   (663,228)
     Other Current Liabilities                 (156,653)   (107,828)     48,980
     Deferred Income                           (100,649)    (61,927)   (156,708)
     Income Taxes Payable                       453,955     210,200          --
                                            ----------- ----------- -----------

   Total Adjustments                          1,055,543   4,586,378  (1,557,536)
                                            ----------- ----------- -----------

  Net Cash - Operating Activities             2,228,005   5,510,269    (524,969)
                                            ----------- ----------- -----------

Investing Activities:
  Capital Expenditures                         (256,152)    (14,444)    (53,567)
  Proceeds from Sale of Equipment                    --       3,243          --
  Mortgage Receivable Proceeds - Related
   Party                                        190,000     150,000          --
                                            ----------- ----------- -----------

  Net Cash - Investing Activities               (66,152)    138,799     (53,567)
                                            ----------- ----------- -----------

Financing Activities:
  Floor Plan Payable - Net                      423,542  (3,607,139)  1,531,712
  Treasury Shares Repurchased                  (347,000)         --          --
                                            ----------- ----------- -----------

  Net Cash - Financing Activities                76,542  (3,607,139)  1,531,712
                                            ----------- ----------- -----------

  Net Increase in Cash and Cash Equivalents   2,238,395   2,041,929     953,176

Cash and Cash Equivalents - Beginning of
 Years                                        5,378,846   3,336,917   2,383,741
                                            ----------- ----------- -----------

  Cash and Cash Equivalents - End of Years  $ 7,617,241 $ 5,378,846 $ 3,336,917
                                            =========== =========== ===========


See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                    Y e a r s   e n d e d
                                                       J u n e   3 0,
                                               1 9 9 9     1 9 9 8     1 9 9 7
                                               -------     -------     -------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:
   Interest                                 $        -- $       209 $    44,000
   Income Taxes                             $   384,019 $    17,767 $    27,000

Supplemental Disclosures of Non-Cash Investing Activities:
  During 1998, the Company disposed of $74,429 of fully depreciated property and equipment.

  During 1998, the Company sold land for $1,000,000 to a related party consisting of a mortgage receivable of $590,000 and a credit of $410,000 towards future lease commitments [See Note 5].




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

[C] Accounts Receivable - Accounts receivable have been reduced by an allowance for doubtful accounts of $115,000 and $50,000 as of June 30, 1999 and 1998, respectively. The receivables secure a floor plan agreement [See Note 8C].

[D] Inventories - The Company's inventory is valued at the lower of cost [determined on the moving average-cost basis] or market. The inventory secures a floor plan agreement [See Note 8C].

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

[G] Revenue Recognition - Revenue is recognized at time of shipment for equipment sold directly to customers. Revenues from non-contracted customer support services are recognized as services are provided. The Company offers contracted support service agreements to its customers. Services under support contracts, are generally provided ratably over the term of the customer support contracts and are included in services revenue in the accompanying statements of operations.

[H] Earnings Per Share - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings per Share"; which is effective for financial statements issued for periods ending after December 15, 1997. Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted earnings per share is based on the weighted average number of common and common equivalent shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be purchased with the funds received from the exercise, based on the average price during the year. Prior periods earnings per share data have been recalculated and no adjustment was necessary. For fiscal years presented, diluted net income per common share is the same as basic net income per common share. Rights listed in Note 11 may be potentially dilutive in the future.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
------------------------------------------------------------------------------



[2] Summary of Significant Accounting Policies [Continued]

[I] Concentrations of Credit Risk - At June 30, 1999 and 1998, the Company maintained cash balances [excluding repurchase agreements discussed in footnote 3] in excess of FDIC insured limits of approximately $157,000 and $323,000, respectively.

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

[K] Advertising Costs - The Company participates in cooperative advertising programs with its vendors, whereby the vendors absorb the costs of advertising. During the year ended June 30, 1999, 1998 and 1997, the Company incurred additional advertising expense of $4,987, $1,939 and $2,209, respectively. Adverting costs are expensed as incurred.

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

[M] Reclassification - Certain items from the prior year's financial statements have been reclassified to conform to the current year's presentation.

[3] Repurchase Agreements

Repurchase agreements included in cash equivalents as of June 30, 1999 and 1998 consisted of:

                                        Cost      Fair Value
June 30, 1999:
  Repo 4.8%, Due July 1, 1999        $ 7,279,144  $ 7,279,144

This security is backed by $7,426,645 of G.N.M.A. bonds maturing March 25, 2022 with a variable interest rate.

                                        Cost      Fair Value
June 30, 1998:
  Repo 5.35%, Due July 1, 1998       $ 5,624,933  $ 5,624,933

This security is backed by $5,754,913 of F.N.M.A. bonds maturing June 18, 2022 with an interest rate of 6.5%.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
------------------------------------------------------------------------------




[4] Inventories

Inventories consist of:
                                                    June 30,
                                              1 9 9 9      1 9 9 8

Product Inventory                           $  580,223   $1,070,337
Service Parts                                  306,713      337,345
                                            ----------    ---------

  Totals                                    $  886,936   $1,407,682
  ------                                    ==========   ==========

[5] Mortgage Receivable - Related Party

In November 1997, the Company sold approximately 6.32 acres of unimproved real property in Mountainside, New Jersey [the "real property"] to W. Realty LLC, ["W Realty"] for the appraised value of $1,000,000. W. Realty is partially owned by an officer and a director of the Company. The original purchase price is payable through a $410,000 credit extended by W. Realty as lessor to the Company covering the last two years of its lease [See Note 8A] and a $590,000 promissory note payable.

In February 1999, the remaining $250,000 principal balance owed on the mortgage was refinanced. Repayment terms under the refinanced note payable include monthly interest only payments and full principal balance due November 2000. Interest is charged at a rate of 9.0% per annum. The note is secured by an interest in the partnership of W. Realty. During the years ended June 30, 1999 and 1998, the Company received approximately $33,000 and $47,000 of interest on the mortgage receivable obligation, respectively.

[6] Property, Equipment, Depreciation and Amortization

Property and equipment and accumulated depreciation and amortization as of June 30, 1999 and 1998 are as follows:

                                                         June 30,
                                                   1 9 9 9      1 9 9 8

Automobiles                                       $  195,669   $  179,049
Office Equipment                                   1,452,106    1,297,718
Furniture and Fixtures                               316,976      316,976
Leasehold Improvements                               273,102      273,102
                                                  ----------    ---------

Totals                                             2,237,853    2,066,845
Less:  Accumulated Depreciation and Amortization   1,492,150    1,212,646
                                                  ----------    ---------

  Property and Equipment - Net                    $  745,703   $  854,199
  ----------------------------                    ==========   ==========

Total depreciation and amortization expense amounted to $361,731, $347,351 and $326,752 for the years ended June 30, 1999, 1998 and 1997, respectively.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
------------------------------------------------------------------------------



[7] Intangible Assets

Intangible assets and accumulated amortization as of June 30, 1999 and 1998 are as follows:

                                                 June 30,
                                            1 9 9 9     1 9 9 8

Licenses                                  $  20,000  $   20,000
Goodwill                                    259,422     259,422
                                          ---------  ----------

Totals                                      279,422     279,422
Less:  Accumulated Amortization             131,896     117,924
                                          ---------  ----------

  Intangible Assets - Net                 $ 147,526  $  161,498
  -----------------------                 =========  ==========

Intangible assets are included in other assets for financial reporting purposes. Amortization expense for fiscal 1999, 1998 and 1997 was $13,971, $13,971 and $13,971, respectively.

[8] Commitments and Related Party Transactions

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

The lease requires the Company to pay for building maintenance, insurance and real estate taxes. Total contingent rental payments were $63,911, $50,294 and $62,863 for the years ended June 30, 1999, 1998 and 1997, respectively.

Total rent expense was $201,840, $188,381 and $215,710 for the years ended June 30, 1999, 1998 and 1997, respectively.

The following is a summary of rental commitments:

2000                                $   203,962
2001                                    138,807
Thereafter                                   --
                                    -----------

  Total                             $   342,769
  -----                             ===========

Included in other assets at June 30, 1999 and 1998, the Company had prepaid rent of approximately $330,000 and $394,000, respectively, which represents the discounted present value of the last 24 months of the above commitment pursuant to the sale of land [See Note 5].

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
------------------------------------------------------------------------------


[8] Commitments and Related Party Transactions [Continued]

[B] Employment Agreements - Effective July 1995, the Company entered into four [4] employment agreements with officers of the Company. The term of each agreement is for five [5] years with annual salaries ranging from $135,000 to $250,000. A "Performance Bonus," based on the Company's consolidated pre-tax profits, is also included in each of the agreements at rates of two to six percent based on certain achieved profit levels. The bonus expense recorded was approximately $125,000, $107,000 and $119,000 for the years ended June 30, 1999, 1998 and 1997, respectively. As of June 30, 1999, two [2] employment agreements were still in effect which provide for base annual salaries of $135,000 and $250,000 through June 2000.

In addition, the employment agreements contain provisions providing that in the event of a hostile change of control of the Company and a resultant termination of the employees' employment prior to expiration of the agreement, the employees would be entitled to receive certain lump sum payments ranging from 80% of the officers current salary to 80% of the prior year's salary times the remaining years of the related employment agreement.

[C] Floor Plan Payable - The Company finances a portion of its inventory through a floor planning arrangement with a finance company, whereby the Company's inventories and accounts receivable have been pledged as collateral against the outstanding loan balances. The Company has an inventory credit line up to a maximum of $7,750,000 based on eligible inventory purchases. The outstanding balance for the inventory credit line at June 30, 1999 and 1998 was approximately $1,200,000 and $800,000, respectively. The Company also has an accounts receivable credit line based upon eligible accounts receivable up to a maximum of $4,500,000. The Company did not have an outstanding balance on its accounts receivable credit line at June 30, 1999 or 1998. Payments on both credit lines are due currently. Purchases made under the credit lines are interest free for a 30 day period. If not repaid in full, interest is calculated based on the average daily outstanding balance under the lines of credit at a rate of the greater of 6% or the prime rate. The prime rate and the weighted average interest rate were 8.50% and 7.5%, respectively at June 30, 1999, were 8.50% and 7.25%, respectively at June 30, 1998, and 8.50% and 8.25%, respectively at June 30, 1997.

[9] Income Taxes

The provision for income taxes is summarized as follows:
                                                   Y e a r s   e n d e d
                                                      J u n e   3 0,
                                              1 9 9 9      1 9 9 8     1 9 9 7
                                              -------      -------     -------
Federal:
  Current                                   $  680,590   $ 454,000  $  335,625
  Deferred                                    (120,000)    104,000      38,000
                                            ----------   ---------  ----------

  Totals                                       560,590     558,000     373,625
  Less: Net Operating Loss Carryforward
         Benefit                                    --    (316,500)   (319,625)
                                            ----------   ---------  ----------


  Federal Provision                         $  560,590   $ 241,500  $   54,000
  -----------------                         ==========   =========  ==========

State:
  Current                                   $  124,000   $ 109,400  $   99,000
  Deferred                                     (21,000)     30,500      (9,000)
                                            ----------   ---------  ----------

  Totals                                       103,000     139,900      90,000
  Less: Net Operating Loss Carryforward
         Benefit                                    --     (30,500)    (88,500)
                                            ----------   ---------  ----------

  State Provision                           $  103,000   $ 109,400  $    1,500
  ---------------                           ==========   =========  ==========

  Income Tax Expense                        $  663,590   $ 350,900  $   55,500
  ------------------                        ==========   =========  ==========

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
------------------------------------------------------------------------------



[9] Income Taxes [Continued]

Deferred income taxes arise from temporary differences including depreciation, inventory reserves, allowance for doubtful accounts and expense accruals. The Company fully utilized its federal and state net operating loss carryforwards as of June 30, 1998.

The deferred tax asset and liability in the accompanying consolidated balance sheets include the following components:

                                                             June 30,
                                                        1 9 9 9     1 9 9 8

Accounts Receivable Allowance                        $    46,000 $    20,000
Inventory Allowance                                       32,800      93,000
Accrued Expenses                                         149,500      60,000
Other Temporary Differences                               20,700       4,200
                                                     ----------- -----------

  Deferred Tax Assets                                    249,000     177,200

Deferred Tax Liabilities - Depreciation and
 Amortization                                             11,100      80,700
                                                     ----------- -----------

  Net Deferred Tax Asset                             $   237,900 $    96,500
  ----------------------                             =========== ===========

The following is a reconciliation of income taxes at the U.S. statutory tax rate to the taxes actually provided:

                                                   Y e a r s   e n d e d
                                                      J u n e   3 0,
                                               1 9 9 9     1 9 9 8     1 9 9 7
                                               -------     -------     -------

U.S. Statutory Rate Applied to Pretax Income $  624,000   $ 433,500  $  380,823
State Taxes                                     132,000      92,000      58,500
Net Operating Loss Carryforward                      --    (160,800)   (408,125)
Other                                           (92,410)    (13,800)     24,302
                                             ----------   ---------  ----------

  Income Tax Expense                         $  663,590   $ 350,900  $   55,500
  ------------------                         ==========   =========  ==========

[10] Defined Contribution Plans

The Company maintains a defined contribution pension plan which covers substantially all of the Company's employees. The contribution amount is determined at the discretion of management. There was no expense for the plan for the years ended June 30, 1999, 1998 and 1997.

Effective January 1, 1995, the Company adopted another defined contribution [401(k)] plan covering all eligible employees. Under the terms of the Plan, participating employees elect to contribute a portion of their salaries to the Plan. The Company matches up to a certain percentage of the employees' contribution. Expense for the years ended June 30, 1999, 1998 and 1997 was $34,625, $28,335 and $23,410, respectively.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
------------------------------------------------------------------------------



[11] Stockholders' Rights Plan

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

[12] Contingencies

Management has been notified of an unasserted possible claim or assessment involving the Company's pension plan. The pension plan was adopted in 1981 as a defined benefit plan. In 1989, various actions were taken by the Company to terminate the pension plan, to convert it to a defined contribution plan and to freeze benefit accruals. However, no filing for plan termination was made with the Pension Benefit Guaranty Corporation [the "PBGC"] and additionally, a final amended and restated plan document incorporating the foregoing amendments and other required amendments including those required by the Tax Reform Act of 1986 do not appear to have been properly adopted. In addition, since 1989, it appears that certain operational violations occurred in the administration of the Plan including the failure to obtain spousal consents in certain instances where it was required.

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

[13] Significant Customer

During the years ended June 30, 1998 and 1997, the Company derived approximately $35,200,000 and $39,800,000, respectively, of its revenue for each year from one major customer. During the year ended June 30, 1999, the Company derived less than 10% of its annual revenue from this customer. Additionally, during the years ended June 30, 1999, 1998 and 1997, the Company derived $16,400,000, $9,900,000, and $7,500,000, respectively, of its revenue from an affiliate of the significant customer [See Note 2J].

At June 30, 1999, 1998 and 1997, one customer and its affiliate accounted for approximately $2,100,000, $2,600,000 and $3,700,000, respectively, of accounts receivable.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
------------------------------------------------------------------------------



[14] Fair Value of Financial Instruments

The Company adopted Statement of Financial Accounting Standards ["SFAS'] No. 107, "Disclosure About Fair Value of Financial Instruments" which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments by individual balance sheet classifications as of June 30, 1999:

                                                Carrying      Fair
                                                 Amount       Value

Mortgage Receivable - Related Party           $   250,000 $   250,000
Due from Related Party                        $   330,000 $   330,000

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

[15] Segment Reporting

During the year ended June 30, 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" [SFAS No. 131]. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Based on provisions of SFAS No. 131, the Company is operating under one segment. The Company's revenues are derived from domestic customers principally located in the New York metropolitan area

[16] New Authoritative Pronouncements

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

In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprises." SFAS No. 134 is not expected to have a material impact on the Company.

In February 1999, the FASB issued SFAS No. 135, which is a recission of SFAS No. 75 "Deferral of the Effective Date of Certain Accounting Requirements for Pension Plans of State and Local Government Units." SFAS No. 135 is not expected to have a material impact on the Company.

The FASB has had on its agenda a project to address certain practice issues regarding Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees." The FASB plans on issuing various interpretations of APB Opinion No. 25 to address these practice issues. The proposed effective date of these interpretations would be the issuance date of the final Interpretation, which is expected to be in September 1999. If adopted, the Interpretation would be applied prospectively but would be applied to plan modification and grants that occur after December 15, 1998. The FASB's tentative interpretations are as follows:

* APB Opinion No. 25 has been applied in practice to include in its definition of employees, outside members of the board or directors and independent contractors. The FASB's interpretation of APB Opinion No. 25 will limit the definition of an employee to individuals who meet the common law definition of an employee [which also is the basis for the distinction between employees and nonemployees in the current U.S. tax code]. Outside members of the board of directors and independent contractors would be excluded from the scope of APB Opinion No. 25 unless they qualify as employees under common law. Accordingly, the cost of issuing stock options to board members and independent contractors not meeting the common law definition of an employee will have to be determined in accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation," and usually recorded as an expense in the period of the grant [the service period could be prospective, however, depending on the terms of the options].

* Options [or other equity instruments] of a parent company issued to employees of a subsidiary should be considered options, etc. issued by the employer corporation in the consolidated financial statements, and, accordingly, APB Opinion No. 25 should continue to be applied in such situations. This interpretation would apply to subsidiary companies only; it would not apply to equity method investees or joint ventures.

* If the terms of an option [originally accounted for as a fixed option] are modified during the option term to directly change the exercise price, the modified option should be accounted for as a variable option. Variable grant accounting should be applied to the modified option from the date of the modification until the date of exercise. Consequently, the final measurement of compensation expense would occur at the date of exercise. The cancellation of an option and the issuance of a new option with a lower exercise price shortly thereafter [for example, within six months] to the same individual should be considered in substance a modified [variable] option.

* Additional interpretations will address how to measure compensation expense when a new measurement date is required.


                    .   .   .   .   .   .   .   .   .   .   .