Form 10-Q
period 1999-09-30
TRANSNET CORP
filed 1999-11-15
CIK 99313

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

(  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to _________________

For Quarter Ended September 30, 1999


                              TRANSNET CORPORATION
                              --------------------
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

------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes    X      No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 7, 1999: 4,957,804.

                              TRANSNET CORPORATION
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                     Page No.


PART I.  FINANCIAL INFORMATION

   Consolidated Balance Sheets as of September 30, 1999 and
   June 30, 1999                                                        1

   Consolidated Statements of Operations for the Three Months Ended
   September 30, 1999 and 1998                                          2

   Consolidated Statements of Cash Flows for the Three Months Ended
   September 30, 1999 and 1998                                          3

   Notes to Consolidated Financial Statements                           4

   Management's Discussion and Analysis                                 5 - 7

PART II.  OTHER INFORMATION                                             8

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                      September 30,  June 30,
                                                         1 9 9 9      1 9 9 9
                                                         -------      -------
                                                       [Unaudited]
Assets:
Current Assets:
  Cash and Cash Equivalents                             $6,394,160  $7,617,241
  Accounts Receivable - Net                              7,991,518   6,736,351
  Inventories                                              906,294     886,936
  Other Current Assets                                      83,817      56,030
  Deferred Tax Asset                                       249,000     249,000
                                                        ----------  ----------

  Total Current Assets                                  15,624,789  15,545,558

Property and Equipment - Net                               684,573     745,703

Mortgage Receivable - Related Party                        250,000     250,000

Other Assets                                               524,647     577,619
                                                        ----------  ----------

  Total Assets                                         $17,084,009 $17,118,880
                                                       =========== ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                      $1,949,831  $1,160,978
  Accrued Expenses                                         354,496     374,064
  Accrued Payroll                                          219,941     258,858
  Floor Plan Payable                                       836,083   1,200,441
  Deferred Income                                           60,869          --
  Income Taxes Payable                                     244,140     664,167
  Other Current Liabilities                                     --          --
                                                        ----------  ----------

  Total Current Liabilities                              3,665,360   3,658,508
                                                        ----------  ----------

Deferred Tax Liability                                      11,100      11,100
                                                        ----------  ----------

Stockholders' Equity:
  Capital Stock - Common, $.01 Par Value, Authorized
   15,000,000 Shares; Issued 7,469,524 Shares
   [of which 2,511,720 are in Treasury]                     74,695      74,695

  Paid-in Capital                                       10,686,745  10,686,745

  Retained Earnings                                      9,583,627   9,252,475
                                                        ----------  ----------

  Totals                                                20,345,067  20,013,915
  Less:  Treasury Stock - At Cost                       (6,937,518) (6,564,643)
                                                        ----------  ----------

  Total Stockholders' Equity                            13,407,549  13,449,272
                                                        ----------  ----------

  Total Liabilities and Stockholders' Equity           $17,084,009 $17,118,880
                                                       =========== ===========


See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                                           Three months ended
                                                              September 30,
                                                          1 9 9 9      1 9 9 8
                                                          -------      -------

Revenue                                                 $11,254,860 $12,919,438

Cost of Revenue                                           9,391,958  10,747,858
                                                         ----------  ----------

  Gross Profit                                            1,862,902   2,171,580
                                                         ----------  ----------

Expenses:
  Selling, General and Administrative Expenses            1,440,021   1,811,735
  Bad Debt Expense                                           15,000       7,500
                                                         ----------  ----------

  Total Expenses                                          1,455,021   1,819,235
                                                         ----------  ----------

  Operating Income                                          407,881     352,345
                                                         ----------  ----------

Other Income:
  Interest Income                                            88,511      77,471
  Interest Income - Related Party                             5,672       8,872
                                                         ----------  ----------

  Total Other Income                                         94,183      86,343
                                                         ----------  ----------

  Income Before Provision for Income Taxes                  502,064     438,688

Provision for Income Tax                                    170,912     140,000
                                                         ----------  ----------

  Net  Income                                            $  331,152  $  298,688
                                                         ==========  ==========

  Income Per Common Share                                $     0.07  $     0.06
                                                         ==========  ==========



See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------



                                                            Three months ended
                                                               September 30,
                                                           1 9 9 9      1 9 9 8
                                                           -------      -------

Operating Activities:
  Net Income                                             $  331,152  $  298,688
                                                         ----------  ----------
  Adjustments to Reconcile Net Income
   to Net Cash:
  Depreciation and Amortization                              61,130      71,661
  Provision for Bad Debts                                    15,000       7,500

Changes in Assets and Liabilities:
  [Increase] Decrease in:
   Accounts Receivable                                   (1,270,167)   (914,313)
   Inventory                                                (19,358)    297,802
   Other Current Assets                                     (27,787)     30,791
   Other Assets                                              52,972      (1,187)

Increase [Decrease] in:
  Accounts Payable and Accrued Expenses                     310,341     815,621
  Deferred Income                                            60,869    (100,649)
  Other Current Liabilities                                      --       6,395
                                                         ----------  ----------

  Total Adjustments                                        (817,000)    213,621
                                                         ----------  ----------

  Net Cash - Operating Activities                          (485,848)    512,309
                                                         ----------  ----------

Investing Activities                                             --          --
                                                         ----------  ----------

Financing Activities:
  Floor Plan Payable - Net                                 (364,358) (1,333,877)
  Treasury Stock Repurchased                               (372,875)     (5,000)
                                                         ----------  ----------

  Net Cash - Financing Activities                          (737,233) (1,338,877)
                                                         ----------  ----------

  Net [Decrease] in Cash and Cash Equivalents            (1,223,081)   (826,568)

Cash and Cash Equivalents - Beginning of Periods          7,617,241   5,378,846
                                                         ----------  ----------

  Cash and Cash Equivalents - End of Periods             $6,394,160  $4,552,278
                                                         ==========  ==========


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

[D] Earnings Per Share - Earnings per common share are based on 5,002,163 weighted shares outstanding for the period ended September 30, 1999 and on 5,216,804 weighted shares outstanding for the period ended September 30, 1998.

[2] Income Taxes

The Corporation has a deferred tax asset of $249,000 and a deferred tax liability of $11,100 based upon temporary timing differences including inventory capitalization, allowance for doubtful accounts, vacation pay accruals and depreciation.

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

These statements should be read in conjunction with the summary of significant accounting policies and notes contained in the Corporation's annual report on Form 10-K for the year ended June 30, 1999.






                    .   .   .   .   .   .   .   .   .   .   .

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Results of Operations

Revenues for the quarter ended September 30, 1999 were $11,254,860 as compared with $12,919,438 for the quarter ended September 30, 1998. For the quarter ended September 30, 1999 the Corporation reported net income of $331,152 as compared with net income of $298,688 for the corresponding period in 1998. The decrease in revenues is primarily due to a decrease in hardware sales, which is turn is due to the Corporation's agency model. Under this program, computer manufacturers ship products to and bill the Corporation's clients directly, and pay the Corporation a fee of approximately 5% of the aggregate amount billed. This accounted for the 13% decrease in revenue, while also resulting in a reduction in our SG&A expense by approximately $372,000 or 21%. Revenues attributable to service, support and training operations increased by approximately 48% compared to the same period in the prior year. Revenues for the quarter ended September 30, 1998 include a significant and seasonal increase in the sale of hardware and technical support services to state and local government and educational institutions in the tri-state area.

The increase in earnings for the quarter ended September 30, 1999 are attributable to the significant increase in service, support and training operations, and management's concentration on sales of network and system integration products which yield higher profit margins, as well as continued adherence to and implementation of cost control measures. Service and training related revenues are significant in their contributions to earnings because these operations yield a higher profit margin than equipment sales. In addition to the technical service sales referenced above, for the quarter ended September 30, 1999, the increase in revenues from the provision of service, support, outsourcing and network integration is largely the result of the Corporation renewing and/or entering into service contracts with a number of large corporate customers. Most of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Results of Operations [Continued]

Selling, general and administrative expenses decreased to approximately 13% of revenue for the first quarter of fiscal 2000 due to the decrease in revenues from hardware sales and the related agency model, as discussed above. Selling, general and administrative expenses were approximately 14% of revenues for the same quarter in fiscal 1999.

Interest income increased in the 1999 quarter as compared to 1998 primarily due to a stronger cash position, which allowed the Corporation to invest larger amounts than in prior years.

Liquidity and Capital Resources

There are no material commitments of the Corporation's capital resources.

The Corporation currently finances a portion of its accounts receivable and finances purchases of portions of its inventory through floor-planning arrangements under which such inventory secures the amount outstanding. Inventory decreased in the quarter ended September 30, 1999 as compared to the corresponding period in 1998 in response to the lower level of hardware sales.

Accounts receivable decreased for the quarter ended September 30, 1999 as compared to the same period in 1998 as a direct result of the decrease in revenues. Accounts payable decreased for the quarter ended September 30, 1999 compared with the same period in 1998 as a result of management's efforts to shorten payable cycles and thereby avoid floor plan financing costs. Cash levels increased in the three months ended September 30, 1999 as compared to the corresponding period in 1998 due to increased sales of higher profit margin services.

For the fiscal quarter ended September 30, 1999, as in the fiscal quarter ended September 30, 1998, the internal resources of the Corporation were sufficient to enable the Corporation to meet its obligations.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Year 2000

The Corporation began preparing its computer-based systems for year 2000 ["Y2K"] computer software compliance issues in 1998. Many existing computer systems, including certain of the Corporation's internal systems, use only the last two digits to identify years in the date field. As a result, these computer systems do not properly recognize a year that begins with "20" instead of the familiar "19," or may not function properly with years later than 1999. If not corrected, many computer applications could fail or create erroneous results. This is generally referred to as the "Year 2000" or "Y2K" issue. Computer systems that are able to deal correctly with dates after 1999 are referred to as "Year 2000 compliant." The Corporation's Y2K project covers both traditional computer systems and infrastructure ["IT Systems"] and computer-based hardware and software, facilities and equipment ["Non-IT Systems"], such as its telephone system. The Corporation's Y2K project has the following phases: inventory; assessment of action required to assure Y2K compliance; upgrading or replacement; testing; and contingency planning.

The  Corporation  completed  the  inventory  and  assessment  of its critical IT systems and it expects that by the end of November 1999, its main internal computer system, which processes information to prepare inventories, purchase orders, invoices and accounting functions shall be Y2K compliant. The Corporation has upgraded or replaced any non-compliant IT Systems, with testing and implementation to be completed by the end of November 1999, although it is possible that testing will continue through the end of calendar 1999. The Corporation has also completed an inventory and assessment of its Non-IT Systems. The Corporation has replaced non-compliant systems, with testing and implementation expected to be completed by the end of November 1999.

The Corporation's Y2K project also considers the readiness of significant customers and vendors. Although significant vendors have indicated to the Corporation that they expect to be Y2K compliant, non-compliance of such vendors could impair the ability of the Corporation to obtain necessary products or to sell or provide services to its customers. Disruptions of the computer systems of the Corporation's vendors could have a material adverse effect on the Corporation's financial condition and results of operations for the period of such disruption. Because of the uncertainties involved, pending receipt of this information, it is not possible to estimate the effect upon the Corporation, for example, the amount of lost revenues, if its material vendors, suppliers and customers were not Y2K compliant.

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




                                     TRANSNET CORPORATION
                                     [Registrant]


                                     /s/ Steven J. Wilk
                                     ------------------
                                     Steven J. Wilk, President



                                     /s/ John J. Wilk
                                     ------------------
                                     John J. Wilk,
                                     Principal Financial and Accounting Officer
                                     and Chairman of the Board of Directors



DATE:  November 12, 1999