Form 10-Q
period 1999-12-31
TRANSNET CORP
filed 2000-02-14
CIK 99313

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to _________________

For Quarter Ended December 31, 1999


                              TRANSNET CORPORATION
             (Exact name of registrant as specified in its charter)

    DELAWARE                                       22-1892295
(State or other jurisdiction of           (IRS Employer Identification Number)
incorporation or organization)

45 Columbia Road, Somerville, New Jersey            08876-3576
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

    Yes    X      No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 2, 2000: 4,884,304.

                              TRANSNET CORPORATION
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                     Page No.


PART I.  FINANCIAL INFORMATION

   Consolidated Balance Sheets
      December 31, 1999 and June 30, 1999                               1

   Consolidated Statements of Operations
      Three Months Ended December 31, 1999 and 1998                     2
      Six Months Ended December 31, 1999 and 1998                       3

   Consolidated Statements of Cash Flows
      Six Months Ended December 31, 1999 and 1998                       4

   Notes to Consolidated Financial Statements                           5

   Management's Discussion and Analysis                                 6 - 8

PART II.  OTHER INFORMATION                                             9






























                                       i.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                       December 31,  June 30,
                                                          1 9 9 9     1 9 9 9
                                                        [Unaudited]
Assets:
Current Assets:
  Cash and Cash Equivalents                             $6,127,446  $7,617,241
  Accounts Receivable - Net                              8,455,365   6,736,351
  Inventories                                              666,277     886,936
  Other Current Assets                                      81,754      56,030
  Deferred Tax Asset                                       249,000     249,000
                                                        ----------  ----------

  Total Current Assets                                  15,579,842  15,545,558

Property and Equipment - Net                               611,480     745,703

Mortgage Receivable - Related Party                        250,000     250,000

Other Assets                                               471,675     577,619
                                                        ----------  ----------

  Total Assets                                          $16,912,997 $17,118,880
                                                        =========== ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                      $1,327,422  $1,160,978
  Accrued Expenses                                         287,965     374,064
  Accrued Payroll                                          218,581     258,858
  Floor Plan Payable                                     1,940,167   1,200,441
  Deferred Income                                           40,579          --
  Income Taxes Payable                                      78,947     664,167
  Other Current Liabilities                                     --          --
                                                        ----------  ----------

  Total Current Liabilities                              3,893,661   3,658,508
                                                        ----------  ----------

Deferred Tax Liability                                      11,100      11,100
                                                        ----------  ----------

Stockholders' Equity:
  Capital Stock - Common, $.01 Par Value, Authorized
   15,000,000 Shares; Issued 7,469,524 Shares
   [of which 2,585,220 are in Treasury]                     74,695      74,695

  Paid-in Capital                                       10,686,745  10,686,745

  Retained Earnings                                      9,399,692   9,252,475
                                                        ----------  ----------

  Totals                                                20,161,132  20,013,915
  Less:  Treasury Stock - At Cost                       (7,152,896) (6,564,643)
                                                        ----------  ----------

  Total Stockholders' Equity                            13,008,236  13,449,272
                                                        ----------  ----------

  Total Liabilities and Stockholders' Equity            $16,912,997 $17,118,880
                                                        =========== ===========

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                                            Three months ended
                                                               December 31,
                                                           1 9 9 9      1 9 9 8
                                                           -------      -------
Revenue:
  Sales                                                  $7,314,470  $7,190,001
  Service                                                 3,169,062   3,785,139
                                                         ----------  ----------

                                                         10,483,532  10,975,140

Cost of Revenue:
  Sales                                                   6,771,315   6,532,556
  Service                                                 2,580,261   2,268,860
                                                         ----------  ----------

                                                          9,351,576   8,801,416

  Gross Profit                                            1,131,956   2,173,724
                                                         ----------  ----------

Expenses:
  Selling, General and Administrative Expenses            1,469,160   1,784,809
  Bad Debt Expense                                           15,000       7,500
                                                         ----------  ----------

                                                          1,484,160   1,792,309

  Operating Income                                         (352,204)    381,415
                                                         ----------  ----------

Other Income [Expense]:
  Interest Income                                            74,405      64,142
  Interest Income - Related Party                             5,672       8,872
  Interest Expense                                               --          --
                                                         ----------  ----------

  Total Other Income - Net                                   80,077      73,014
                                                         ----------  ----------

  [Loss] Income Before Provision for Income Taxes          (272,127)    454,429

Provision (Benefit) for Income Taxes                        (88,192)    153,000
                                                         ----------  ----------

  Net [Loss] Income                                      $ (183,935) $  301,429
                                                         ==========  ==========

  Basic Net [Loss] Income Per Common Share               $    (0.04) $     0.06
                                                         ==========  ==========

  Diluted Net [Loss] Income Per Common Share             $    (0.04) $     0.06
                                                         ==========  ==========

Weighted Average Common Shares Outstanding - Basic        4,900,864   5,216,804
                                                         ==========  ==========

Weighted Average Common Shares Outstanding - Diluted      4,900,864   5,216,804
                                                         ==========  ==========


See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                                             Six months ended
                                                               December 31,
                                                           1 9 9 9      1 9 9 8
                                                           -------      -------
Revenue:
  Sales                                                 $14,740,162 $15,838,053
  Service                                                 6,998,230   8,056,524
                                                         ----------  ----------

                                                         21,738,392  23,894,577

Cost of Revenue:
  Sales                                                  13,532,531  14,810,760
  Service                                                 5,211,003   4,738,513
                                                         ----------  ----------

                                                         18,743,534  19,549,273

  Gross Profit                                            2,994,858   4,345,304
                                                         ----------  ----------

Expenses:
  Selling, General and Administrative Expenses            2,909,181   3,596,546
  Bad Debt Expense                                           30,000      15,000
                                                         ----------  ----------

                                                          2,939,181   3,611,546

  Operating Income                                           55,677     733,758
                                                         ----------  ----------

Other Income [Expense]:
  Interest Income                                           162,916     141,613
  Interest Income - Related Party                            11,344      17,744
  Interest Expense                                               --          --
                                                         ----------  ----------

  Total Other Income - Net                                  174,260     159,357
                                                         ----------  ----------

  Income Before Provision for Income Taxes                  229,937     893,115

Provision for Income Taxes                                   82,720     292,998
                                                         ----------  ----------

  Net Income                                             $  147,217  $  600,117
                                                         ==========  ==========

  Basic Net Income Per Common Share                      $     0.03  $     0.12
                                                         ==========  ==========

  Diluted Net Income Per Common Share                    $     0.03  $     0.12
                                                         ==========  ==========

Weighted Average Common Shares Outstanding - Basic        4,900,864   5,216,804
                                                         ==========  ==========

Weighted Average Common Shares Outstanding - Diluted      4,900,864   5,216,804
                                                         ==========  ==========


See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------



                                                             Six months ended
                                                               December 31,
                                                           1 9 9 9      1 9 9 8
                                                           -------      -------

Operating Activities:
  Net Income                                             $  147,217  $  600,117
                                                         ----------  ----------
  Adjustments to Reconcile Net Income to Net Cash:
   Depreciation and Amortization                            240,167     148,407
   [Gain] Loss on Sale                                           --       2,921
   Provision for Doubtful Accounts                           30,000      15,000

Changes in Assets and Liabilities:
  [Increase] Decrease in:
   Accounts Receivable                                   (1,749,014)   (955,809)
   Inventory                                                220,659     362,089
   Other Current Assets                                     (25,724)      2,698
   Other Assets                                                  --      (2,167)
   Mortgage Receivable - Related Party                           --      24,423

  Increase [Decrease] in:
   Accounts Payable and Accrued Expenses                     40,068     553,601
   Deferred Income                                           40,579     (45,649)
   Other Current Liabilities                                     --    (106,519)
   Income Taxes Payable                                    (585,220)    238,715
                                                         ----------  ----------

  Total Adjustments                                      (1,788,485)    237,710
                                                         ----------  ----------

  Net Cash - Operating Activities                        (1,641,268)    837,827

Investing Activities:
  Treasury Stock Purchases                                 (588,253)   (106,769)

Financing Activities:
  Floor Plan Payable                                        739,726     (55,806)
                                                         ----------  ----------

  Net [Decrease] Increase in Cash and Cash Equivalents   (1,489,795)    675,252

Cash and Cash Equivalents - Beginning of Periods          7,617,241   5,378,846
                                                         ----------  ----------

  Cash and Cash Equivalents - End of Periods             $6,127,446  $6,054,098
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

[D] Earnings Per Share - Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted earnings per share is based on the weighted average number of common and common equivalent shares outstanding. Diluted earnings per share takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be purchased with the funds received from the exercise, based on the average price during the year. Prior periods earnings per share data have been recalculated and no adjustment was necessary.

[2] Income Taxes

The Corporation has a deferred tax asset of $249,000and a deferred tax liability of $11,100 based upon temporary timing differences including inventory capitalization, allowance for doubtful accounts, vacation pay accruals and depreciation.

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



                      .   .   .   .   .   .   .   .   .   .

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Results of Operations

Revenues for the three months ended December 31, 1999 were $10,483,532 as compared with $10,975,140 for the quarter ended December 31, 1998. For the quarter ended December 31, 1999 the Corporation reported a net loss of $183,935 as compared with net income of $301,429 for the similar period in the prior fiscal year. For the six months ended December 31, 1999, revenues were $21,738,392, as compared to $23,894,577 reported for the similar period in the prior fiscal year, with net income of $147,217 for the period ended December 31, 1999, compared with net income of $600,117 for the same period in the prior fiscal year. The decrease in revenues for the quarter and six-month period ended December 31, 1999, was primarily attributable to deferrals by major clients of initiating technical service projects due to their concerns with potential Y2K problems. Management believes that this type of deferral was widespread and affected the industry as a whole.

The net loss for the quarter and the decrease in earnings for the six-month period ended December 31, 1999, were the result of the deferrals of technical service, technical support and training services, combined with the associated under-utilization of technical personnel. Results were also negatively impacted by the increased cost of services, including increased labor costs and increased costs of parts. Service and training related revenues are significant in their contributions to earnings because these operations yield a higher profit margin than equipment sales. For the six-month period ended December 31, 1999, revenues from the provision of service, support, outsourcing and network integration were largely the result of the Corporation renewing and/or entering into service contracts with a number of large corporate clients. Most of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

Although service revenues decreased for the quarter, hardware sales increased slightly due to increased order volume. For the six-month period ended December 31, 1999, hardware sales decreased as compared to the same period in the prior year. In addition to the Corporation's shift in focus to technical services, this decrease is attributable in part to the Corporation's implementation of its' agency model. Under this program, computer manufacturers ship products to and bill the Corporation's clients directly, and pay the Corporation a fee of approximately 5% of the aggregate amount billed. Management continues its concentration on sales of network and system integration products which yield higher profit margins, and continues adherence to and implementation of cost control measures

The computer industry continually faces a trend of decreasing prices for computers and related equipment. Management believes that this trend will continue. Industrywide, the result of price erosion has been lower profit margins on hardware sales, which require businesses to sell a greater volume of equipment to maintain past earning levels. Another result of the price decreases has been intensified competition within the industry, including the consolidation of businesses through merger or acquisition and the entrance of manufacturers into technical services business. Management believes that the adoption of policies by many larger corporate clients to limit the number of vendors permitted to provide goods and services for specified periods of time has further increased price competition.

To meet these competitive challenges and to maximize the Corporation's profit margin, management has modified its marketing strategy and has enforced expense controls. Management's current marketing strategy is designed to increase sales of lower revenue/higher profit margin products related to service, technical support and training operations. Management's efforts include targeting commercial, educational and governmental clients which provide marketplaces for a wide range of products and services at one time, a cost-effective approach to sales. With respect to hardware sales, the Corporation has adopted its agency model. In addition, management believes it maximizes profits through concentration on sales of value-added applications; promotion of the Corporation's service and support operations; and adherence to cost-cutting controls. In light of the above, management emphasizes and continues the aggressive pursuit of an increased volume of technical service and support programs and promotion of its training services.

Selling, general and administrative expenses decreased to approximately 14% of revenue for both the quarter and six months ended December 31, 1999, due to management's efforts to control and reduce administrative expenses, which included reduction in items such as personnel related costs and distribution expenses. Selling, general and administrative expenses were approximately 15% of revenues for the same periods in fiscal 1998.

Interest income remained relatively constant in the quarter and six-month period ended December 31, 1999, as compared to similar periods in the prior fiscal year.

Liquidity and Capital Resources

There are no material commitments of the Corporation's capital resources.

The Corporation currently finances a portion of its accounts receivable and finances purchases of portions of its inventory through floor-planning arrangements under which such inventory secures the amount outstanding. The amount due under this financing increased for the quarter ended December 31, 1999 due to an increase in order volume during the month of December. Inventory decreased in the quarter and six-month periods ended December 31, 1999 as compared to the corresponding periods in the prior fiscal year in response to the Corporation's agency model of sales.

Accounts receivable increased for the quarter and six-month period ended December 31, 1999, as compared to the same periods in the prior fiscal year as a result of slower payable cycles from certain customers, several of whom forwarded payment since the end of the quarter. Accounts payable increased for the quarter and six-month period ended December 31, 1999, compared with the same periods in the prior fiscal year as a result of increased hardware sales volume in the December 1999 quarter. Cash levels decreased in the three and six-month periods ended December 31, 1998, as compared to the corresponding periods in fiscal 1998 due to the slower receivable cycles.

For the fiscal quarter and six months ended December 31, 1999, as in the similar periods in the prior year, the internal resources of the Corporation were sufficient to enable the Corporation to meet its obligations.

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

Year 2000

Since December 31, 1999, the Corporation has not experienced any significant Y2K related problems in its own operations or those of any material supplier or client.

The Corporation began preparing its computer-based systems for year 2000 ("Y2K") computer software compliance issues in 1998. Many existing computer systems, including certain of the Corporation's internal systems, use only the last two digits to identify years in the date field. As a result, these computer systems do not properly recognize a year that begins with "20" instead of the familiar "19," or may not function properly with years later than 1999. If not corrected, many computer applications could have failed or created erroneous results. This is generally referred to as the "Year 2000" or "Y2K" issue. Computer systems that are able to deal correctly with dates after 1999 are referred to as "Year 2000 compliant." The Corporation's Y2K project covered both traditional computer systems and infrastructure ("IT Systems") and computer-based hardware and software, facilities and equipment ("Non-IT Systems"), such as its telephone system. The Corporation's Y2K project had the following phases: inventory; assessment of action required to assure Y2K compliance; upgrading or replacement; testing; and contingency planning.

Prior to December 31, 1999, the Corporation completed the assessment of its critical IT systems and its main internal computer system in order to determine whether its systems were Y2K compliant. By January 1, 2000, the Corporation upgraded or replaced any non-compliant systems. The Corporation incurred approximately $50,000 of Y2K project expenses.

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

                                    PART II.

                                OTHER INFORMATION


Item 5.  Other Information

     On February 6, 1990, the Board of Directors of TransNet Corporation declared a dividend distribution of one Right for each outstanding share of common stock, par value $.01 per share (the "Common Stock") of the Corporation. The distribution was payable to stockholders of record on February 16, 1990. Each Right entitles the registered holder to purchase from the Company one share of Common Stock at a price of $7.50 per share (the "Purchase Price"), subject to adjustment. The terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Corporation and Continental Stock Transfer and Trust Company. On February 4, 2000, the Board of Directors of TransNet Corporation amended the Rights Agreement dated February 6, 1990 to extend the expiration of the Rights Certificates, as defined in the Rights Agreement to February 6, 2010.

     As more fully described in the Corporation's prior filings with the Commission, the Rights have certain anti-takeover effects. The Rights entitle each Right holder, upon the occurrence of a specified triggering event to purchase one share of common stock at an exercise price of $7.50 per share, or in certain "take over" situations, to purchase common stock equal in value to two times the exercise price. Examples of triggering events are: the acquisition by a person or group of beneficial ownership of 20% or more of outstanding shares; or the commencement of a tender offer for 20% or more of outstanding shares, unless an offer is made for all outstanding shares at a price deemed by the Continuing Board to be fair and in the best interest of stockholders; or the determination by the Board that a person is an "Adverse Person," as defined in the Rights Agreement. Subsequent to a triggering event, if the Corporation is acquired in a merger or other business transaction in which the Corporation is not the surviving corporation, unless Board approved, or if 50% or more of the Corporation's assets or earning power is sold or transferred, each holder of a Right shall have the right to receive upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right. The Rights may be redeemed by the Corporation for $.01 per Right at any time prior to the determination of the Board that a person is an Adverse Person or ten days following a public announcement of the acquisition of, or commencement of a tender offer for, 20% of the outstanding common stock.

Item 6:  Exhibits and Reports on Form 8-K

     A.  Exhibits -

     4.1.Amendment to Rights  Agreement dated February 6, 1990 between  TransNet
         Corporation and Continental Stock Transfer Company

     4.2 Form of Rights  Agreement  dated      Incorporated by Reference from:
         as of February 6, 1990 between        Exhibit to Current Report on Form
         TransNet and The Trust Company of     8-K for January  25,  1990
         New Jersey,  as Rights Agent
         (predecessor to Continental Stock
         Transfer and Trust Company.)


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



DATE:  February 14, 2000