Form 10-Q
period 2000-03-31
TRANSNET CORP
filed 2000-05-12
CIK 99313

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               --------------

                                       OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ________________to _________________

For Quarter Ended March 31, 2000


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

Yes   X             No _____
    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 3, 2000: 4,884,304

                              TRANSNET CORPORATION
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                     Page No.


PART I.  FINANCIAL INFORMATION

   Accountant's Review Report                                           1

   Consolidated Balance Sheets as of March 31, 2000 and June 30, 1999   2

   Consolidated Statements of Operations for the Three and Nine Months Ended
   March 31, 2000 and 1999                                              3

   Consolidated Statements of Cash Flows for the Nine Months Ended
   March 31, 2000 and 1999                                              4

   Notes to Consolidated Financial Statements                           5

   Management's Discussion and Analysis                                 6

PART II.  OTHER INFORMATION                                             9
-------   -----------------

                           ACCOUNTANT'S REVIEW REPORT

To the Stockholders and Board of Directors of Transnet Corporation and Subsidiary
  Somerville, New Jersey


         We have reviewed the accompanying consolidated balance sheet of Transnet Corporation and Subsidiary as of March 31, 2000, and the related consolidated statements of operations and cash flows for the three and nine months ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.







                                          MOORE STEPHENS, P. C.
                                          Certified Public Accountants.

Cranford, New Jersey
May 3, 2000

TRANSNET CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                        March 31,     June 30,
                                                        ---------     --------
                                                         2 0 0 0       1 9 9 9
                                                         -------       -------
                                                       [Unaudited]
Assets:
Current Assets:
  Cash and Cash Equivalents                            $7,103,217   $ 7,617,241
  Accounts Receivable - Net                             8,670,719     6,736,351
  Inventories                                             568,593       886,936
  Other Current Assets                                     80,199        56,030
  Income Tax Refund                                        26,896
  Deferred Tax Asset                                      249,000       249,000
                                                       ----------   -----------

  Total Current Assets                                 16,698,624    15,545,558

Property and Equipment - Net                              539,173       745,703

Mortgage Receivable - Related Party                       250,000       250,000

Other Assets                                              418,170       577,619
                                                       ----------   -----------

  Total Assets                                         $17,905,967  $17,118,880
                                                       ===========  ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                     $2,749,659   $ 1,160,978
  Accrued Expenses                                        296,588       374,064
  Accrued Payroll                                         224,131       258,858
  Floor Plan Payable                                    1,772,730     1,200,441
  Deferred Income                                          20,290            --
  Income Taxes Payable                                                  664,167
  Other Current Liabilities                                    --            --
                                                       ----------   -----------

  Total Current Liabilities                             5,063,398     3,658,508
                                                       ----------   -----------

Deferred Tax Liability                                     11,100        11,100
                                                       ----------   -----------

Stockholders' Equity:
  Capital Stock - Common, $.01 Par Value, Authorized
   15,000,000 Shares; Issued 7,469,524 Shares
   (of which 2,585,220 are in Treasury)                    74,695        74,695

  Paid-in Capital                                      10,686,745    10,686,745

  Retained Earnings                                     9,222,900     9,252,475
                                                       ----------   -----------

  Totals                                               19,984,340    20,013,915
  Less:  Treasury Stock - At Cost                      (7,152,871)   (6,564,643)
                                                       ----------   -----------

  Total Stockholders' Equity                           12,831,469    13,449,272
                                                       ----------   -----------

  Total Liabilities and Stockholders' Equity           $17,905,967  $17,118,880
                                                       ===========  ===========

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
------------------------------------------------------------------------------


                             Three Months Ended            Nine Months Ended
                                   March 31,                   March 31,
                             2 0 0 0        1 9 9 9       2 0 0 0      1 9 9 9
                             -------        -------       -------      -------
Revenue:
  Sales                    $ 8,708,401   $ 6,398,766   $23,448,563  $22,236,819
  Service                    3,125,419     3,987,713   10,123,649    12,044,238
                           -----------   -----------   ----------   -----------

                            11,833,820    10,386,479   33,572,212    34,281,057
                           -----------   -----------   ----------   -----------

Cost of Revenue:
  Sales                      8,295,226     5,941,557   21,827,757    20,752,316
  Service                    2,416,271     2,396,189    7,627,274     7,134,704
                           -----------   -----------   ----------   -----------

                            10,711,497     8,337,746   29,455,031    27,887,020
                           -----------   -----------   ----------   -----------

  Gross Profit               1,122,323     2,048,733    4,117,181     6,394,037
                           -----------   -----------   ----------   -----------

Expenses:
  Selling, General and
   Administrative Expenses   1,460,759     1,694,153    4,372,660     5,290,704
  Bad Debt Expense              15,000         7,500       45,000        22,500
                           -----------   -----------   ----------   -----------

                             1,475,759     1,701,653    4,417,660     5,313,204
                           -----------   -----------   ----------   -----------

Operating (Loss) Income       (353,436)      347,080     (300,479)    1,080,833
                           -----------   -----------   ----------   -----------

Other Income:
  Interest Income               91,034        76,934      253,950       215,556
  Interest Income-Related
   Party                         5,610         3,637       16,954        24,372
                           -----------   -----------   ----------   -----------

  Total Other Income - Net      96,644        80,571      270,904       239,928
                           -----------   -----------   ----------   -----------

(Loss) Income Before
  Provision
  For Income Taxes            (256,792)      427,651      (29,575)    1,320,761

Provision (Benefit) for
 Income Taxes                  (80,000)      139,581           --       432,579
                           -----------   -----------   ----------   -----------

Net (Loss) Income          $  (176,792)  $   288,070   $  (29,575)  $   888,182
                           ===========   ===========   ==========   ===========

Basic Net (Loss) Income
  per Common Share         $     (0.04)  $      0.06   $    (0.01)  $      0.17
                           ===========   ===========   ==========   ===========

Diluted Net (Loss) Income
  per Common Share         $     (0.04)  $      0.06   $    (0.01)  $      0.17
                           ===========   ===========   ==========   ===========

Weighted Average Common
  Shares Outstanding -
  Basic                      4,900,864     5,216,804    4,900,864     5,216,804
                           ===========   ===========   ==========   ===========

Weighted Average Common
  Shares Outstanding -
  Diluted                    4,900,864     5,216,804    4,900,864     5,216,804
                           ===========   ===========   ==========   ===========

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
CONSOLIDATED CASH FLOWS
(UNAUDITED)
------------------------------------------------------------------------------


                                                           Nine Months Ended
                                                              March 31,
                                                        2 0 0 0      1 9 9 9
                                                        -------      -------

Operating Activities:
  Net Income                                          $  (29,575)  $   888,182
                                                      ----------   -----------
  Adjustments to Reconcile Net Income to Net Cash:
   Depreciation and Amortization                         206,530       225,150
   Loss On Sale                                               --         2,921
   Provision for Doubtful Accounts                        12,699        22,500

  Changes in Assets and Liabilities:
   (Increase) Decrease in:
     Accounts Receivable                              (1,947,067)   (1,265,473)
     Inventory                                           318,343       960,659
     Other Current Assets                                (24,169)       66,920
     Other Assets                                        159,449        13,674
     Mortgage Receivable-Related Party                        --       210,786

   Increase (Decrease) in:
     Accounts Payable and Accrued Expenses             1,476,478      (236,452)
     Deferred Income                                      20,290      (100,649)
     Other Current Liabilities                                --       (95,632)
     Income Taxes Payable                               (691,063)      367,677
                                                      ----------   -----------

   Total Adjustments                                    (468,510)      172,081
                                                      ----------   -----------

  Net Cash - Operating Activities                       (498,085)    1,060,263
                                                      ----------   -----------

Investing Activities:
  Treasury Stock Purchases                              (588,228)     (153,563)
  Capital Expenditures                                        --      (106,769)
                                                      ----------   -----------

  Net Cash - Investing Activities                       (588,228)     (260,332)
                                                      ----------   -----------

Financing Activities:
  Floor Plan Payable                                     572,289        95,677
                                                      ----------   -----------

  Net (Decrease) Increase in Cash and Cash Equivalents  (514,024)      895,608

Cash and Cash Equivalents - Beginning of Periods       7,617,241     5,378,846
                                                      ----------   -----------

  Cash and Cash Equivalents - End of Periods          $7,103,217   $ 6,274,454
                                                      ==========   ===========



See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of March 31, 2000 and 1999 is Unaudited)
------------------------------------------------------------------------------


(1)  Summary of Significant Accounting Policies

(A) Consolidation - The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, Century American Corporation. Intercompany transactions and accounts have been eliminated in consolidation.

(B) Inventory - Inventory consists of finished goods. The Corporation's inventory is valued at the lower of cost (determined on the average cost basis) or market.

(C) Cash and Cash Equivalents - For the purposes of the statement of cash flows, the Corporation considers highly liquid debt instruments, purchased with a maturity of three months or less, to be cash equivalents.

(D) Earnings Per Share - Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted earnings per share is based on the weighted average number of common and common equivalent shares outstanding. Diluted earnings per share takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be purchased with the funds received from the exercise, based on the average price during the year. Prior periods earnings per share data have been recalculated and no adjustment was necessary.

(2) Income Taxes

The Corporation has a deferred tax asset of $249,000 and a deferred tax liability of $11,000 based upon temporary timing differences including inventory capitalization, allowance for doubtful accounts, vacation pay accruals and depreciation.

(3) Reclassification

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



                            .  .  .  .  .  .  .  .  .

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Results of Operations


Revenues for the three months ended March 31, 2000 were $11,833,820 as compared with $10,386,479 for the quarter ended March 31, 1999. For the quarter ended March 31, 2000 the Corporation reported a net loss of $176,792 as compared with net income of $288,070 for the similar period in the prior fiscal year. For the nine months ended March 31, 2000, revenues were $33,572,212, as compared to $34,281,057 reported for the similar period in the prior fiscal year, with a net loss of $29,575 for the period ended March 31, 2000, compared with net income of $888,182 for the same period in the prior fiscal year. The increase in revenues for the quarter ended March 31, 2000 is attributable to increased hardware sales. The decrease in revenues for the nine-month period ended March 31, 2000, was primarily attributable to deferrals by major clients of initiating technical service projects due to their concerns with potential Y2K problems. Management believes that this type of deferral was widespread and affected the industry as a whole. Based on recent indications, management believes that demand for services is beginning to return to normal levels.

The net loss for the quarter and the nine-month period ended March 31, 2000 were the result of the deferrals of technical service, technical support and training services, combined with the associated under- utilization of technical personnel, as well as decreased margins on hardware sales. Results were also negatively impacted by the increased cost of technical services, including increased labor costs and increased costs of parts. Service and training related revenues are significant in their contributions to earnings because these operations yield a higher profit margin than equipment sales. Earnings for the quarter and nine-month period ended March 31, 1999 are attributable to an increase in service, support and training operations, and management's concentration on sales of network and system integration products which yield higher profit margins, as well as continued adherence to and implementation of cost control measures. For the nine-month period ended March 31, 2000, revenues from the provision of service, support, outsourcing and network integration were largely the result of the Corporation renewing and/or entering into service contracts with a number of large corporate clients. Most of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

Although service revenues decreased for the quarter and nine-month period of fiscal 2000, hardware sales increased due to increased order volume, despite the Corporation's shift in focus to technical services. Management continues its concentration on sales of network and system integration products which yield higher profit margins, and continues adherence to and implementation of cost control measures

The computer industry continually faces a trend of decreasing prices for computers and related equipment. Management believes that this trend will continue. Industrywide, the result of price erosion has been lower profit margins on hardware sales, which require businesses to sell a greater volume of equipment to maintain past earning levels. Another result of the price decreases has been intensified competition within the industry, including the consolidation of businesses through merger or acquisition and the entrance of manufacturers into the technical services business. Management believes that the adoption of policies by many larger corporate clients to limit the number of vendors permitted to provide goods and services for specified periods of time has further increased price competition.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------




Results of Operations (Continued)

To meet these competitive challenges and to maximize the Corporation's profit margins, management has modified its marketing strategy and has enforced expense controls. Management's current marketing strategy is designed to increase sales of lower revenue/higher profit margin products related to service, technical support and training operations. Management's efforts include targeting commercial, educational and governmental clients which provide marketplaces for a wide range of products and services at one time, a cost-effective approach to sales. With respect to hardware sales, the Corporation has adopted its "agency model." Under this program, computer manufacturers ship products to and bill the Corporation's clients directly, and pay the Corporation a fee of approximately 5% of the aggregate amount billed. In addition, management believes it maximizes profits through concentration on sales of value-added applications; promotion of the Corporation's service and support operations; and adherence to cost-cutting controls. In light of the above, management emphasizes and continues the aggressive pursuit of an increased volume of technical service and support programs and promotion of its training services.

Selling, general and administrative expenses decreased to approximately 13% of revenue for both the quarter and nine months ended March 31, 2000, due to management's efforts to control and reduce administrative expenses, which included reduction in items such as personnel related costs and distribution expenses. Selling, general and administrative expenses were approximately 16% of revenues for the same periods in fiscal 1999.

Interest income increased in the quarter and nine-month period ended March 31, 2000, as compared to similar periods in the prior fiscal year due to higher interest rates.

Liquidity and Capital Resources

There are no material commitments of the Corporation's capital resources.

The Corporation currently finances a portion of its accounts receivable and finances purchases of portions of its inventory through floor-planning arrangements under which such inventory secures the amount outstanding. The amount due under this financing arrangement increased for the quarter ended March 31, 2000 due to the increase in hardware sales during the month of March and related payment timing issues. Inventory decreased in the quarter and nine-month periods ended March 31, 2000 as compared to the corresponding periods in the prior fiscal year in response to the Corporation's increased volume of sales at the end of the current quarter.

Accounts receivable increased for the quarter and nine-month period ended March 31, 2000, as compared to the same periods in the prior fiscal year primarily as a result of increased hardware sales at the end of the quarter. The increase in accounts receivable was also due to slower payable cycles from certain customers. Accounts payable increased for the quarter and nine-month period ended March 31, 2000, compared with the same periods in the prior fiscal year as a result of increased hardware sales volume at the end of the March 2000 quarter. Although cash levels remained relatively constant during most of the comparative three and nine-month periods, costs associated with recent hardware orders at the end of March 2000 caused a decrease in cash for the three and nine-month periods ended March 31, 2000.

For the fiscal quarter and nine months ended March 31, 2000, as in the similar periods in the prior year, the internal resources of the Corporation were sufficient to enable the Corporation to meet its obligations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Liquidity and Capital Resources (Continued)

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

                           PART II - OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

        The Corporation's Annual Meeting of Stockholders was held on February 28, 2000.

        At the meeting, the following seven individuals were elected by the following vote to serve as directors of the Corporation, each to serve until the next annual meeting of stockholders and until his successor is duly elected and qualifies.

             Name                         Shares Voted

                                        For      Authority Withheld

        John J. Wilk                 3,561,214         37,220
        Steven J. Wilk               3,561,419         37,020
        Jay A. Smolyn                3,565,919         32,520
        Vincent Cusumano             3,565,169         33,270
        Earle Kunzig                 3,563,269         35,170
        Raymond J. Rekuc             3,562,969         35,470
        Susan M. Wilk-Cort           3,561,419         37,020

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

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



                                TRANSNET CORPORATION
                                (Registrant)



                                /s/ Steven J. Wilk
                                ----------------
                                Steven J. Wilk, President



                                /s/ John J. Wilk
                                ----------------
                                John J. Wilk,
                                Principal Financial and Accounting Officer and Chairman of the Board of Directors




DATE:  May 12, 2000