Form 10-K
period 2000-06-30
TRANSNET CORP
filed 2000-09-28
CIK 99313

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended     June 30, 2000
                             --------------
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the Transition period from             to
                              ------------

      0-8693                 Commission File Number

                              TransNet Corporation
                              --------------------
             (Exact name of registrant as specified in its charter)

      Delaware                            22-1892295
------------------------            ----------------
(State or other jurisdiction of     (I.R.S. Employer Identification
incorporation or organization)            Number)

45 Columbia Road, Branchburg, New Jersey          08876-3576
----------------------------------------        ------------
(Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code  908-253-0500
                                                  --------------

Securities registered pursuant to Section 12 (b) of the Act:  NONE
                                                              ----

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

                              YES   X     NO
                                 -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or in any amendment to this Form 10-K.
                                    [     ]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $6,691,838 on September 20, 2000 based upon the closing sales price on the OTC Bulletin Board as of said date.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
The number of shares of the registrant's common stock outstanding on September 20, 2000 was 4,855,305 shares (exclusive of Treasury shares).

This Annual Report on Form 10-K contains "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. The statements appear in a number of places in this report and include statements regarding intent, belief or current expectations of TransNet Corporation with respect to, among other things, future business conditions and the outlook for TransNet including trends affecting the Corporation's business, financial condition and results of operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. These forward looking statements are subject to risks and uncertainties which could cause the Corporation's actual results or performance to differ materially from those expressed in these statements. Wherever possible, the Corporation has identified forward looking statements by words such as "anticipates", "believes" "estimates," "expects" and similar terms. The Corporation assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

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

Description of Business

     Products, Sources, and Markets: The sale of computer and related equipment for local area networks ("LAN's") and personal computers ("PC's") accounted for the significant portion of the Corporation's revenues, accounting for 72% and 64% of sales for fiscal 2000 and 1999, respectively. The Corporation is primarily a value added reseller. During the past year, management continued to implement a shift in the Corporation's focus for business growth from hardware sales to marketing a wider array of technical services to its clients in order to maximize profits. As part of its single source approach, the Corporation is a systems integrator, combining hardware and software products from different manufacturers into working systems.

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

     The Corporation is selective in choosing the products that it markets and its product mix is geared primarily to the requirements of its business customers. The products sold by the Corporation include business and personal desktop computer systems manufactured by International Business Machines ("IBM"), Acer, Apple Computer, Inc. ("Apple"), Nortel Networks, Compaq Computer Corporation ("Compaq"), NEC Technologies, Inc. ("NEC"), Hewlett-Packard Company ("Hewlett-Packard"), and Toshiba American Information Systems, Inc. ("Toshiba"); related peripheral products such as network products of Compaq, Intel, Novell, Inc. ("Novell"), 3Com, and Cisco Systems, Inc. ("Cisco"); telephony products; selected software products; and supplies produced by other manufacturers. The Corporation does not manufacture or produce any of the items it markets.

     The Corporation is currently an authorized dealer for Apple, Nortel Networks, Compaq (including authorizations as a Compaq Enterprise Partner and a Compaq Certified Education Partner), Hewlett- Packard, IBM, Intel, NEC, and Toshiba, Microsoft Corporation ("Microsoft") as a Microsoft Certified Solutions Provider, Cisco, Novell, and 3COM. The Corporation also offers a variety of products manufactured by other companies including Lexmark, Okidata, and Tektronix. Occasionally, the Corporation will order specific products to satisfy a particular customer requirement. The Corporation evaluates its product line and new products internally and through discussions with its vendors and customers.

     Software sold by the Corporation includes software designed for general business applications as well as specialized applications such as research, pharmaceuticals, and education; software for desktop publishing; and integrated packages.

     The Corporation maintains an inventory of its product line to provide shipments to customers or arranges for direct shipment of product to the customer. Back orders are generally immaterial, but manufacturers' product constraints occasionally impact the Corporation's inventory levels. No such constraints have affected the Corporation in the past three years, however. In an effort to reduce costs, the Corporation has instituted a direct shipping program, through which product is shipped directly from the Corporation's suppliers to the customer. In addition, shipments are made from the
Corporation's warehouse in Branchburg, New Jersey primarily through common carriers.

     The marketing of computers and peripherals is generally not seasonal in nature.

     Technical Support and Service: Service operations have become a significant source of revenues, comprising 28% of revenues in fiscal 2000, and 36% of revenues in fiscal 1999. Although hardware sales account for the bulk of the Corporation's revenues, management's focus has shifted from hardware sales to the provision of sophisticated technical services, as discussed in "Management's Discussion and Analysis." Because many businesses do not have their own computer technicians on staff, they "outsource" these services and obtain technical services from IT solutions providers such as TransNet. The Corporation provides a wide variety of outsourced network services, personal computer support, repair and standard equipment maintenance to assist customers in obtaining technology that enhances the customers' productivity. These services, which are generally performed at customer sites, include LAN and PC hardware support, systems integration services, help desk services, asset management, relocation services, and installation or installation coordination. The Corporation assists its customers in determining each customer's standard hardware technology, application and operating system software, and networking platform requirements. The Corporation employs specially certified and trained technical systems engineers who perform high-end technology integration services. In addition, the Corporation's staff of specially trained system engineers and service technicians provide service and support on an on- call basis for file servers, personal computers, laptop computers, printers and other peripheral equipment. The Corporation's in-house technical staff performs system configurations to customize computers to the customers' specifications. The Corporation also provides authorized warranty service on the equipment it sells. TransNet is an authorized service dealer for the following manufacturers: Apple, Cisco, Compaq, Dell, Hewlett Packard, IBM, NEC, Microsoft and Novell.

     The Corporation seeks highly qualified personnel and employs experienced system engineers and technicians to whom it provides authorized manufacturer training on an on-going basis. During fiscal 2000, the Corporation continued its efforts to expand its technical staff in response to the increased demand for technical services and the increasing complexity of network systems. The Corporation competes with other resellers and manufacturers, as well as some customers, to recruit and retain qualified employees from a relatively small pool of available candidates.

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

     To improve its efficiency and facilitate service to its clients, the Corporation implemented procedures to allow its clients to place service calls through the Internet, as a supplement to the phone and/or fax service requests.

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

     The Corporation introduced its Y2KNET program in 1998, designed with the mission to assure the Corporation's clients that their desktop units were Year 2000 compliant. Under this program, which complemented the existing TechNet and SafetyNet programs, the Corporation's technicians inventoried, examined and, as necessary, modified all customers' desktop units to certify that the units were Y2K compliant.

     Training: The Corporation's headquarters houses its Training Center, which provides training for customers. The Corporation also provides training at customer sites. The Corporation offers comprehensive training on hardware and software, including a wide variety of DOS, Windows, and Macintosh systems and network applications, operation, and maintenance. The Corporation's Training Center has its own dedicated network. The training activities of the Corporation are not a material source of revenues.

     Suppliers: In order to reduce its costs for computer and related equipment, the Corporation entered into a buying agreement with Ingram Micro, Inc., which assumed the earlier agreement with Intelligent Electronics. Under the agreement, the Corporation is able to purchase equipment of various manufacturers at discounts currently unavailable to it through other avenues. The agreement provides that the Corporation may terminate the arrangement upon sixty days notice. During fiscal 2000, the majority of the revenues generated by the Corporation from product sales were attributable to products purchased by the Corporation from Ingram Micro, Inc. pursuant to the Agreement. The balance of the Corporation's product sales were attributable to products purchased from a variety of sources on an as needed order basis. Alternate suppliers include Tech Data Corp. and Custom Edge, Inc. (formerly Inacom). Management anticipates that Ingram Micro, Inc. will be a major supplier during fiscal 2001.

     Customers: The majority of the Corporation's corporate customers are commercial users located in the New Jersey - New York City metropolitan area.

     During fiscal 2000, one customer, Merck/Medco Managed Care, LLC ("Medco"), accounted for approximately 41% of the Corporation's revenues. During fiscal 1999, Medco accounted for approximately 37% of the Corporation's revenues. Merck & Co. and its affiliate Medco accounted for approximately 50% and 14%, respectively, of the Corporation's revenues in fiscal 1998. In March 1998, the Corporation received notification that Merck & Co. intended to enter into arrangements with a vendor other than TransNet with respect to a substantial portion of the business that Merck & Co. previously conducted with TransNet. The loss of the contract has not had any negative impact on services or service related revenues and has reduced the Corporation's hardware-related expenses. Although the loss of the contract reduced revenues from hardware sales, management notes that the sales pursuant to this contract were conducted at low profit margins.

     No other customer accounted for more than 10% of the Corporation's revenues in fiscal 2000.

     Competition: The sale and service of personal computer systems is highly competitive and may be affected by rapid changes in technology and spending habits in both the business and institutional sectors. The Corporation is in direct competition with any business which is engaged in information technology management, specifically the sale and technical support and service of networks, personal computers and related peripherals. Competitors include larger and longer established companies possessing substantially greater financial resources and substantially larger staffs, facilities and equipment, including several computer manufacturers which have begun to deal directly with the end-users. During the past few years, the industry has experienced and continues to experience a significant amount of consolidation. In the future, TransNet may face fewer but larger competitors as the result of such consolidation.

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

     Employees: As of September 15, 2000, the Corporation employed 188 full-time employees and five (5) part-time employees. None of its employees are subject to collective bargaining agreements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
SECURITYHOLDERS MATTERS

     TransNet's common stock is quoted and traded on the OTC Bulletin Board under the symbol "TRNT." The following table indicates the high and low closing sales prices for TransNet's common stock for the periods indicated based upon information supplied by the National Quotation Bureau Incorporated.

Calendar Year                          Closing Sales Prices
                                     High         Low

1998
     Third Quarter                   $1.24    $0.4375
     Fourth Quarter                   1.50     0.4688

1999
     First Quarter                 $2.0625    $0.9375
     Second Quarter                      4     1.6875
     Third Quarter                       4       2.50
     Fourth Quarter                   3.50     2.1875

2000
     First Quarter                   $2.75   $1.96875
     Second Quarter                  2.375      1.625

     As of September 15, 2000, the number of holders of record of TransNet's common stock was 2,938. Such number of record owners was determined from the Company's shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

     TransNet has not paid any dividends on its common stock since its inception.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by, the Company's consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

                                          Year Ended June 30,
                        -------------------------------------
                        2 0 0 0     1 9 9 9     1 9 9 8     1 9 9 7     1 9 9 6
                        -------     -------     -------     -------     -------
Statement of Income Data:

Net Sales:
  Equipment           33,503,234  28,231,540  60,333,109  61,043,320  59,639,643
  Services            13,063,267  16,074,600  10,091,700   7,588,002   4,560,945

                      46,566,501  44,306,140  70,424,809  68,631,322  64,200,588

Cost of Sales:
  Equipment           31,230,050  25,844,701  55,243,196  56,078,869  53,835,480
  Services             9,687,659   9,882,921   7,068,517   5,081,596   3,139,377

                      40,917,709  35,727,622  62,311,713  61,160,465  56,974,857

Gross Profit:
  Equipment            2,273,184   2,386,839   5,089,913   4,964,451   5,804,163
  Services             3,375,608   6,191,679   3,023,183   2,506,406   1,421,568

                       5,648,792   8,578,518   8,113,096   7,470,857   7,225,731

Selling, General &
  Administrative       5,980,830   7,073,487   7,529,093   6,465,912   6,153,883

Income before Income
  Taxes                   26,270   1,836,052   1,274,791   1,088,067     964,240

Net Income                 8,270   1,172,462     923,891   1,032,567   1,001,640

Income Per Share -
  Basic & Diluted             --        0.23        0.18        0.20        0.19

Weighted average shares
  outstanding - Basic &
  Diluted              4,903,804   5,183,141   5,216,804   5,216,804   5,216,804

Balance Sheet Data:

Working Capital       11,886,844  11,887,050  11,200,198   9,830,264   8,458,008
Total Assets          17,450,367  17,118,880  15,396,518  18,224,298  16,333,275
Long-Term Obligations         --          --          --          --          --
Shareholders Equity   12,813,126  13,449,272  12,623,810  11,699,919  10,667,352

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Revenues  for the  fiscal  year  ended June 30,  2000 were  $46,566,501  as compared with $44,306,140 for the fiscal year ended June 30, 1999, and $70,424,809 for the fiscal year ended June 30, 1998. The increase in revenues for fiscal 2000 as compared to fiscal 1999 was attributable to an increase in hardware sales. The decrease in revenues for fiscal 1999 as compared to fiscal 1998 is primarily attributable to the loss of a hardware sales contract from a major customer, although the effects of this reduction were offset by the increase in technical service revenues (such as technical repair and maintenance, support, training and network integration) (see Item 1.- Customers regarding loss of business from a major customer). In addition, several computer manufacturers shipped product directly to and direct-billed TransNet customers, paying TransNet a fee similar to a commission. Although this reduced revenues from hardware sales, it yielded increased profits. Service revenues decreased approximately 18% in fiscal 2000 compared to the prior year due to the reduction and/or postponement of projects as a result of clients' focus on Y2K remediation. Due to management's emphasis on the promotion of technical service and support operations and agreements with large organizations for service and support, technical service revenues increased by approximately 59% in fiscal 1999 over fiscal 1998.

     For fiscal 2000, the Corporation reported net income of $8,270 as compared with net income of $1,172,462 for fiscal 1999, and $923,891 for fiscal 1998. The decrease in income for fiscal 2000 is attributed to a number of factors, including losses in the second and third fiscal quarters which resulted from postponements of software implementation and system upgrade projects by major customers due to their focus on Y2K remediation; decreased profit margins on hardware sales; decreased margins on services due in part to increased salaries of technical personnel; and decreased training revenues resulting from Y2K remediation focus. Based on results from the fourth quarter, management believes that the postponements which affected the Corporation and other IT companies have ended and that customers' demand for the Corporation's products and services is returning to normal levels. The increase in net income in fiscal 1999 as compared to fiscal 1998 was directly related to increased technical service and support related revenues; management's concentration on sales of higher profit margin products such as network and system integration products; and continued adherence to cost control measures. Although the dollar amount of revenues was lower, those revenues yielded higher profits than revenues from hardware sales. Service related revenues, a material segment of revenues, are significant in their contributions to net income because these operations yield a higher profit margin than equipment sales. Net income for fiscal 1998 included a non-recurring gain of $466,489 attributable to the sale of certain unimproved real property owned by the Corporation in the second quarter. For the fiscal years ended June 30, 1999 and 1998, the increase in revenues from the provision of service, support, outsourcing and network integration is largely the result of the Corporation entering into service contracts with a number of corporate customers to provide service and support for the customer's personal computers, peripherals and networks. Most of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

     During the fiscal years discussed, the computer industry has experienced a trend of decreasing prices of computers and related equipment. Management believes that this trend will continue. Industrywide, the result of price erosion has been lower profit margins on sales, which require businesses to sell a greater volume of equipment to maintain past earning levels. Another result of the price decreases has been intensified competition within the industry, including the consolidation of businesses through merger or acquisition, the initiation of sales by certain manufacturers directly to the end-user and the entrance of manufacturers into technical services business. Management believes that the adoption of policies by many larger corporate customers, which limit the number of vendors permitted to provide goods and services for specified periods of time, has further increased price competition.

     The Corporation's performance is also impacted by other factors, many of which are not within its control. These factors include: the short-term nature of client's commitments; patterns of capital spending by clients; the timing and size of new projects; pricing changes in response to competitive factors; the availability and related costs of qualified technical personnel; timing and customer acceptance of new product and service offerings; trends in IT outsourcing; product constraints; and industry and general economic conditions.

     To meet these competitive challenges and to maximize the Corporation's profit margin, management has modified its marketing strategy during these years and has enforced expense controls. Management also utilizes new trends such as manufacturers' direct shipment and billing of the customers in exchange for payment to the Corporation of an "agency fee" as a means to reduce equipment related costs while increasing profits. Management's current marketing strategy is designed to shift its focus to provision of technical services and to sales of lower revenue/higher profit margin products related to service and support operations. Management's efforts include targeting commercial, educational and governmental customers who provide marketplaces for a wide range of products and services at one time, a cost- effective approach to sales. These customers often do not have their own technical staffs and outsource their computer service requirements to companies such as TransNet. Management believes it maximizes profits through concentration on sales of value-added applications; promotion of the Corporation's service and support operations; and strict adherence to cost cutting controls. In light of the above, management emphasizes and continues the aggressive pursuit of an increased volume of sales of technical service and support programs, and promotion of its training services. In the near term, the Corporation believes that product sales will continue to generate a significant percentage of the Company's revenues. In addition, the Corporation's buying agreement with Ingram Micro, Inc. enhances the Corporation's competitive edge through product discounts unavailable through other sources.

     During fiscal 2000, selling, general and administrative expenses decreased to 13% of revenue, due to several factors, including a restructured commission plan, and reduced administrative expenses, such as personnel related expenses, as well as reduced shipping costs due to the direct-ship program. This compares to selling, general and administrative expenses at 16% of revenue in fiscal 1999, when actual expenses decreased slightly due to a reduced number of employees, but increased as a percentage of revenues as a result of the decrease in revenues. In fiscal 1998, selling, general and administrative expenses were approximately 11% of revenue.

     Interest income increased in fiscal 2000, 1999, and 1998, respectively, as compared to the prior year primarily due to higher interest rates and stronger cash positions, which allowed the Corporation to invest larger amounts than in prior years. Interest expense was eliminated in fiscal 1999 because the Corporation did not require use of its credit line.

Liquidity and Capital Resources

     There are no material commitments of the Corporation's capital resources.

     The Corporation currently finances the purchases of portions of its inventory through floor planning arrangements with a third-party lender and a manufacturer's affiliate under which such inventory secures the financed purchases. Inventory increased for fiscal 2000 as a result of higher inventory levels at fiscal year-end which were required to meet a large equipment order. Inventory decreased in fiscal 1999 as a result of decreased sales and management's implementation of a "direct-ship" program to ship product from the vendor to the customer, thereby reducing the Corporation's required inventory levels.

     Accounts receivable increased in fiscal 2000 and 1999, in each case, compared to the prior year as a result of large fiscal year-end hardware orders from customers and increased past due amounts from certain customers. Slower payment cycles from certain customers had a negative impact on receivables, and the Corporation is aggressively pursuing the collections. Accounts payable increased for the both fiscal 2000 and 1999, in each case, compared to the prior year due to the purchase of equipment in late June of each year related to the above referenced customer orders. Floor planning payables increased in fiscal 2000 and 1999 as a direct result of the above-referenced equipment purchases in June 2000 and 1999.

     For the fiscal year ended June 30, 2000, as in the fiscal years ended June 30, 1999 and 1998, the internal capital sources of the Corporation were sufficient to enable the Corporation to meet its obligations.

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

The Corporation completed the inventory and assessment of its critical IT systems and by the end of November 1999, its main internal computer system, which processes information to prepare inventories, purchase orders, invoices and accounting functions was Y2K compliant. The Corporation upgraded or replaced any non-compliant IT Systems and testing and implementation completed by the end of November 1999, although it continued testing through the end of calendar 1999. The Corporation also completed an inventory and assessment of its Non-IT Systems and replaced non-compliant systems by the end of November 1999. The Corporation incurred approximately $50,000 of Y2K project expenses.

INVESTMENT CONSIDERATIONS AND UNCERTAINTIES

The matters discussed in Management's Discussion and Analysis and throughout this report that are forward-looking statements are based on current management expectations that involve risk and uncertainties. Potential risks and uncertainties include, without limitation: the impact of economic conditions generally and in the industry for microcomputer products and services;
dependence on key vendors and customers; continued competitive and pricing pressures in the industry; product supply shortages; open-sourcing of products of vendors, including direct sales by manufacturers; rapid product improvement and technological change, short product life cycles and resulting obsolescence risks; technological developments; capital and financing availability; and other risks set forth herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Attached.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements on accounting and financial disclosure between the Corporation and its independent public accountants nor any change in the Corporation's accountants during the last fiscal year.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Corporation are as follows:

     Name                         Age    Position
     John J. Wilk (a)             72     Chairman of the Board and Treasurer
     Steven J. Wilk (a)           43     President and Director
     Jay A. Smolyn                44     Vice President, Operations and Director
     Vincent Cusumano (b)(d)      65     Secretary and Director
     Earle Kunzig (b)(e)          61     Director
     Raymond J. Rekuc (c)         55     Director
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

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation paid or accrued by the Corporation during the three years ended on June 30, 2000, to its Chief Executive Officer and each of its other executive officers whose total annual salary and bonus for the fiscal year ended June 30, 2000, exceeded $100,000. All of the Corporation's group life, health, hospitalization or medical reimbursement plans, if any, do not discriminate in scope, terms or operation, in favor of the executive officers or directors of the Corporation and are generally available to all full-time salaried employees.

                           SUMMARY COMPENSATION TABLE


                                   Annual Compensation                 Long-Term Compensation
Name and                 Year
                        Ended                     Other Annual Options Restricted    LTIP    All Other
Principal Position      June 30, Salary   Bonus   Compensation  SARs  Stock Awards Payouts Compensation
------------------------------------------------------------------------------
Steven J. Wilk           2000  $250,000   $0           $0         0       0          $0          0
  President and Chief    1999  $250,000   $82,603      $0         0       0          $0          0
  Executive Officer      1998  $250,000   $46,644      $0         0       0          $0          0

Jay Smolyn               2000  $148,542   $0           $0         0       0          $0          0
  Vice President         1999  $135,000   $59,822      $0         0       0          $0          0
    Operations           1998  $135,000   $30,822      $0         0       0          $0          0

Employment Contracts with Executive Officers

     TransNet had employment contracts in effect with Steven J. Wilk and Jay A. Smolyn which expired on June 30, 2000. The Corporation is in the process of renegotiating new contracts and expects them to be in place within the next quarter. Pursuant to the employment contracts, Steven J. Wilk's annual salary is "at least" $250,000 and Mr. Smolyn's salary is "at least" $135,000 or, in each case, such greater amount as may be approved from time to time by the Board of Directors. The contracts also provide for additional incentive bonuses to be paid with respect to each of the Corporation's fiscal years based upon varying percentages of the Corporation's consolidated pre-tax income exclusive of extraordinary items (3% of the first $500,000, 4% of the next $500,000, 5% of the next $4,000,000 and 6% of amounts in excess of $5,000,000 for Steven J. Wilk, and 2% of pre-tax income in excess of $100,000 to the first $500,000 and 3% in excess of $500,00 for Mr. Smolyn). Steven J. Wilk's employment contract provides for a continuation of full amount of salary payments for 6 months and 50% of the full amount for the remainder of the term in the event of illness or injury. In addition, the employment contracts contain terms regarding the event of a hostile change of control of the Corporation and a resultant termination of the employee's employment prior to expiration of the employment contract. These terms provide that Mr. Smolyn would receive a lump sum payment equal to 80% of the greater of his then current annual salary or his previous calendar year's gross wages including the additional incentive compensation multiplied by the lesser of five or the number of years remaining in the contract. In the case of Steven J. Wilk, the contract provides that in the event of termination of employment due to a hostile change in control, he may elect to serve as consultant at his current salary and performance bonus for a period of five years beginning at the date of the change in control, or he may elect to receive a lump sum payment which would be the greater of 80% of his then current salary or 80% of his previous year's gross wages times five. The contract for Mr. Smolyn provides that the Corporation may terminate his employment, with or without cause. If said termination is without cause, the Corporation shall pay the Employee an amount equal to compensation payable for a period of one-half of the contract period remaining, not to exceed compensation for 18 months. Steven
J. Wilk's employment agreement provides that should the Corporation terminate his employment (other than for the commission of willful criminal acts), he may elect to continue as a consultant to the Corporation at his then current compensation level, including the performance bonus, for the lesser of two (2) years or the remainder of the contract term or he may elect to receive a lump sum payment equal to eighty percent of his then current salary plus incentive bonus times the lesser of two (2) years or the remainder of the contract.

Directors' Compensation

     During fiscal 2000, the Company paid $5,000 in directors' fees to each of its three outside directors.

Stock Options

     No options to acquire TransNet Corporation stock were held by the Corporation's executive officers at June 30, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth, as of August 31, 2000, the number of shares of TransNet's common stock owned beneficially to the knowledge of the Corporation, by each beneficial owner of more than 5% of such common stock, by each director owning shares and by all officers and directors of the Corporation as a group.

Name of Beneficial            Amount of Shares                 Percent of
Owner                        Beneficially Owned                   Class

Directors
Steven J. Wilk (a)             393,500 shs                         8%
John J. Wilk (a)               180,550 shs                         4%
Jay A. Smolyn (a)               83,000 shs                         2%
Susan Wilk-Cort (a)             78,200 shs                         1%
Vincent Cusumano (a)             2,000 shs                        ----
Earle Kunzig (a)                     0 shs                        ----
Raymond J. Rekuc (a)                 0 shs                        ----

All officers and directors    737,250 shs                          15%
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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1.  Financial Statements
              --------------------
         o  Independent Auditor's Report.
         o  Consolidated Balance Sheets as of June 30, 1999 and June 30, 1998.
         o Consolidated Statements of Operations for the Years Ended June 30, 1999, 1998 and 1997. o Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1999, 1998
            and 1997.
         o Consolidated Statements of Cash Flows for the Years Ended June 30, 1999, 1998 and 1997.
         o  Notes to Consolidated Financial Statements

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

     (c)  Exhibits                        Incorporated by Reference to

    3.1(a) Certificate of Incorporation,  Exhibit 3(A) to Registration
    as amended                            Statement on Form S-1 (File No.
                                          2-42279)

    3.1(b) October 3, 1977 Amendment      Exhibit 3(A) to Registration
    to Certificate of Incorporation       Statement on Form S-1 (File No.
                                          2-42279)

    3.1 (c) March 17, 1993 Amendment
    to Certificate of Incorporation

    3.2 (a) Amended By-Laws               Exhibit 3 to Annual Report on Form
                                          10-K for year ended June 30, 1987

    3.2 (b) Article VII, Section 7 of     Exhibit to Current Report on
    the By-Laws, as amended               Form 8-K for January 25, 1990

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

Registrant:                               TransNet Corporation

Date:   September 28, 2000                By /s/ Steven J. Wilk
                                          ---------------------
                                          Steven J. Wilk
                                          Chief Executive Officer



Date:   September  28, 2000               By /s/ John J. Wilk
                                          -------------------
                                          John J. Wilk
                                          Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ Steven J. Wilk                     Date:  September 28, 2000
------------------------------------
   Steven J. Wilk, Director


By /s/ John J. Wilk                       Date:  September 28, 2000
------------------------------------
   John J. Wilk, Director


By /s/ Jay A. Smolyn                      Date:  September 28, 2000
------------------------------------
   Jay A. Smolyn, Director


By /s/ Raymond J. Rekuc                   Date:  September 28, 2000
------------------------------------
   Raymond J. Rekuc, Director


By  /s/ Vincent Cusumano                  Date:  September 28, 2000
------------------------------------
    Vincent Cusumano


By  /s/ Earle Kunzig                      Date:  September 28, 2000
------------------------------------
    Earle Kunzig


By /s/ Susan M. Wilk-Cort                 Date:  September 28, 2000
------------------------------------
    Susan M. Wilk-Cort, Director

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of TransNet Corporation
  Somerville, New Jersey


            We have audited the accompanying consolidated balance sheets of TransNet Corporation and its subsidiary as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransNet Corporation and its subsidiary as of June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2000, in conformity with generally accepted accounting principles.








                                          MOORE STEPHENS, P. C.
                                          Certified Public Accountants.

Cranford, New Jersey
August 31, 2000

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------


                                                              June 30,
                                                              --------
                                                         2 0 0 0      1 9 9 9
                                                         -------      -------
Assets:
Current Assets:
  Cash and Cash Equivalents                           $ 5,208,558   $7,617,241
  Accounts Receivable - Net                             9,357,398    6,736,351
  Inventories                                           1,377,729      886,936
  Mortgage Receivable - Related Party                     250,000           --
  Other Current Assets                                     86,500       56,030
  Deferred Tax Asset                                      231,900      249,000
                                                      -----------   ----------

  Total Current Assets                                 16,512,085   15,545,558

Property and Equipment - Net                              569,000      745,703

Mortgage Receivable - Related Party                            --      250,000

Other Assets                                              369,282      577,619
                                                      -----------   ----------

  Total Assets                                        $17,450,367   $17,118,880
                                                      ===========   ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                    $ 2,055,484   $1,160,978
  Accrued Expenses                                        378,858      374,064
  Accrued Payroll                                         175,614      258,856
  Floor Plan Payable                                    2,015,285    1,200,443
  Income Taxes Payable                                         --      664,167
                                                      -----------   ----------

  Total Current Liabilities                             4,625,241    3,658,508
                                                      -----------   ----------

Deferred Tax Liability                                     12,000       11,100
                                                      -----------   ----------

Commitments and Contingencies                                  --           --
                                                      -----------   ----------

Stockholders' Equity:
  Capital Stock - Common, $.01 Par Value,
   Authorized  15,000,000 Shares; Issued
   7,469,524 Shares in 2000 and 1999 [of which
   2,614,220 are in Treasury in 2000
   and 2,402,720 in 1999]                                  74,695       74,695

  Paid-in Capital                                      10,686,745   10,686,745

  Retained Earnings                                     9,260,745    9,252,475
                                                      -----------   ----------

  Totals                                               20,022,185   20,013,915
  Less:  Treasury Stock - At Cost                      (7,209,059)  (6,564,643)
                                                      -----------   ----------

  Total Stockholders' Equity                           12,813,126   13,449,272
                                                      -----------   ----------

  Total Liabilities and Stockholders' Equity          $17,450,367   $17,118,880
                                                      ===========   ===========

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------



                                                   Y e a r s   e n d e d
                                                      J u n e   3 0,
                                              2 0 0 0     1 9 9 9      1 9 9 8
                                              -------     -------      -------

Revenue:
  Equipment                                 $33,503,234 $28,231,540 $60,333,109
  Services                                  13,063,267  16,074,600  10,091,700
                                            ----------  ----------  ----------

  Total Revenue                             46,566,501  44,306,140  70,424,809
                                            ----------  ----------  ----------

Cost of Revenue:
  Equipment                                 31,230,050  25,844,701  55,243,196
  Services                                   9,687,659   9,882,921   7,068,517
                                            ----------  ----------  ----------

  Total Cost of Revenue                     40,917,709  35,727,622  62,311,713
                                            ----------  ----------  ----------

  Gross Profit                               5,648,792   8,578,518   8,113,096

Selling, General and Administrative Expenses 5,980,830   7,073,487   7,529,093
                                            ----------  ----------  ----------

  Operating [Loss] Income                     (332,038)  1,505,031     584,003
                                            ----------  ----------  ----------

Other Income [Expense]:
  Interest Income                              333,908     296,310     149,535
  Interest Income - Related Party               24,400      33,000      47,000
  Interest Expense                                  --          --        (209)
  Other Income                                      --       1,711     494,462
                                            ----------  ----------  ----------

  Other Income - Net                           358,308     331,021     690,788
                                            ----------  ----------  ----------

  Income Before Income Tax Expense              26,270   1,836,052   1,274,791

Income Tax Expense                              18,000     663,590     350,900
                                            ----------  ----------  ----------

  Net Income                                $    8,270  $1,172,462  $  923,891
                                            ==========  ==========  ==========

  Basic Net Income Per Common Share         $       --  $      .23  $      .18
                                            ==========  ==========  ==========

  Diluted Net Income Per Common Share       $       --  $      .23  $      .18
                                            ==========  ==========  ==========

  Weighted Average Common Shares
   Outstanding - Basic                       4,903,804   5,183,141   5,216,804
                                            ==========  ==========  ==========

  Weighted Average Common Shares
   Outstanding - Diluted                     4,903,804   5,183,141   5,216,804
                                            ==========  ==========  ==========



See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------


                                                                                                          Total
                                       Common Stock   Paid-in       Retained        Treasury Stock   Stockholders'
                                    Shares    Amount     Capital    Earnings     Shares      Amount      Equity

Balance - June 30, 1998          7,469,524  $   74,695 $10,686,745 $8,080,013  (2,252,720)$(6,217,643) $12,623,810

  Net Income                            --          --         --   1,172,462          --          --   1,172,462

  Treasury Shares Purchased             --          --         --          --    (150,000)   (347,000)   (347,000)
                                ----------  ---------- ----------  ---------- ----------- -----------  ----------

Balance - June 30, 1999          7,469,524      74,695 10,686,745   9,252,475  (2,402,720) (6,564,643) 13,449,272

  Net Income                            --          --         --       8,270          --          --       8,270

  Treasury Shares Purchased             --          --         --          --    (211,500)   (644,416)   (644,416)
                                ----------  ---------- ----------  ---------- ----------- -----------  ----------

Balance - June 30, 2000          7,469,524  $   74,695 $10,686,745 $9,260,745  (2,614,220)$(7,209,059) $12,813,126
                                ==========  ========== =========== ========== =========== ===========  ===========


See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                   Y e a r s   e n d e d
                                                      J u n e   3 0,
                                              2 0 0 0     1 9 9 9      1 9 9 8
                                              -------     -------      -------
Operating Activities:
  Net Income                                $    8,270  $1,172,462  $  923,891
                                            ----------  ----------  ----------
  Adjustments  to  Reconcile  Net  Income
   to Net Cash  Provided  by [Used  for]
   Operating Activities:
   Depreciation and Amortization               324,787     375,702     361,323
   Loss [Gain] on Sale of Equipment                 --       2,517    (482,608)
   Provision for Doubtful Accounts              35,000      30,000      10,000
   Discounting of Deferred Charges              64,000      64,000      15,000
   Deferred Income Taxes                        18,000    (141,000)    140,500

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                    (2,656,047)   (438,917)  2,648,885
     Inventories                              (490,793)    520,746   1,866,780
     Other Current Assets                      (30,470)     80,591     187,925
     Other Assets                              130,366      (5,473)     (9,472)
     Mortgage Receivable - Related Party            --      24,429     (24,423)

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses     816,056     346,295    (167,977)
     Other Current Liabilities                      --    (156,653)   (107,828)
     Deferred Income                                --    (100,649)    (61,927)
     Income Taxes Payable                     (664,161)    453,955     210,200
                                            ----------  ----------  ----------

   Total Adjustments                        (2,453,262)  1,055,543   4,586,378
                                            ----------  ----------  ----------

  Net Cash - Operating Activities           (2,444,992)  2,228,005   5,510,269
                                            ----------  ----------  ----------

Investing Activities:
  Capital Expenditures                        (134,117)   (256,152)    (14,444)
  Proceeds from Sale of Equipment                   --          --       3,243
  Mortgage Receivable Proceeds - Related Party      --     190,000     150,000
                                              --------  ----------  ----------

  Net Cash - Investing Activities             (134,117)    (66,152)    138,799
                                            ----------  ----------  ----------

Financing Activities:
  Floor Plan Payable - Net                     814,842     423,542  (3,607,139)
  Treasury Shares Repurchased                 (644,416)   (347,000)         --
                                            ----------  ----------  ----------

  Net Cash - Financing Activities              170,426      76,542  (3,607,139)
                                            ----------  ----------  ----------

  Net [Decrease] Increase in Cash and
   Cash Equivalents                         (2,408,683)  2,238,395   2,041,929

Cash and Cash Equivalents - Beginning
  of Years                                   7,617,241   5,378,846   3,336,917
                                            ----------  ----------  ----------

  Cash and Cash Equivalents - End of Years  $5,208,558  $7,617,241  $5,378,846
                                            ==========  ==========  ==========

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                   Y e a r s   e n d e d
                                                      J u n e   3 0,
                                              2 0 0 0     1 9 9 9      1 9 9 8
                                              -------     -------      -------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:
   Interest                                 $       --  $       --  $      209
   Income Taxes                             $       --  $  384,019  $   17,767

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

[C] Accounts Receivable - Accounts receivable have been reduced by an allowance for doubtful accounts of $150,000 and $115,000 as of June 30, 2000 and 1999, respectively. The receivables secure a floor plan agreement [See Note 8C].

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

[F] Intangible Assets - Goodwill representing the excess of the purchase price over the fair value of identifiable net assets acquired is being amortized over 20 years by using the straight-line method. Licenses and other intangible assets are amortized using the straight-line method over their estimated useful lives ranging from five to twenty years. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

[H] Earnings Per Share - Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted earnings per share is based on the weighted average number of common and common equivalent shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be purchased with the funds received from the exercise, based on the average price during the year. For fiscal years presented, diluted net income per common share is the same as basic net income per common share. Rights listed in Note 11 may be potentially dilutive in the future.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
------------------------------------------------------------------------------



[2] Summary of Significant Accounting Policies [Continued]

[I] Concentrations of Credit Risk - At June 30, 2000 and 1999, the Company maintained cash balances [excluding repurchase agreements discussed in Note 3] in excess of FDIC insured limits of approximately $226,000 and $157,000, respectively.

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

[K] Advertising Costs - The Company participates in cooperative advertising programs with its vendors, whereby the vendors absorb the costs of advertising. During the year ended June 30, 2000, 1999 and 1998, the Company incurred additional advertising expense of $80,526, $4,987 and $1,939, respectively. Advertising costs are expensed as incurred.

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

[3] Repurchase Agreements

Repurchase agreements included in cash equivalents as of June 30, 2000 and 1999 consisted of:


                                       Cost     Fair Value
June 30, 2000:
  Repo 5.35%, Due July 1, 2000      $ 4,397,070 $ 4,397,070

This security is backed by $4,761,655 of F.N.M.A. bonds maturing June 18, 2028 with an interest rate of 6.5%.

                                         Cost   Fair Value
June 30, 1999:
  Repo 4.8%, Due July 1, 1999       $ 7,279,144 $ 7,279,144

This security is backed by $7,426,645 of G.N.M.A. bonds maturing March 25, 2022 with a variable interest rate.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
------------------------------------------------------------------------------




[4] Inventories

Inventories consist of:
                                                    June 30,
                                                    --------
                                              2 0 0 0      1 9 9 9
                                              -------      -------

Product Inventory                           $1,027,271   $ 580,223
Service Parts                                  350,458     306,713
                                            ----------   ---------

  Totals                                    $1,377,729   $ 886,936
  ------                                    ==========   =========

[5] Mortgage Receivable - Related Party

In November 1997, the Company sold approximately 6.32 acres of unimproved real property in Mountainside, New Jersey [the "real property"] to W. Realty LLC, ["W. Realty"] for the appraised value of $1,000,000. W. Realty is partially owned by an officer and a director of the Company. The original purchase price is payable through a $410,000 credit extended by W. Realty as lessor to the Company covering the last two years of its lease [See Note 8A] and a $590,000 promissory note payable.

In February 1999, the remaining $250,000 principal balance owed on the mortgage was refinanced. Repayment terms under the refinanced note payable include monthly interest only payments and full principal balance due November 2000. Interest is charged at a rate of 9.0% per annum. The note is secured by an interest in the partnership of W. Realty. During the years ended June 30, 2000 and 1999, the Company received approximately $24,400 and $33,000 of interest on the mortgage receivable obligation, respectively.

[6] Property, Equipment, Depreciation and Amortization

Property and equipment and accumulated depreciation and amortization as of June 30, 2000 and 1999 are as follows:

                                                         June 30,
                                                         --------
                                                    2 0 0 0      1 9 9 9
                                                    -------      -------

Automobiles                                       $  230,598   $ 195,669
Office Equipment                                   1,526,181   1,452,106
Furniture and Fixtures                               316,976     316,976
Leasehold Improvements                               273,102     273,102
                                                  ----------   ---------

Totals                                             2,346,857   2,237,853
Less:  Accumulated Depreciation and Amortization   1,777,857   1,492,150
                                                  ----------   ---------

  Property and Equipment - Net                    $  569,000   $ 745,703
  ----------------------------                    ==========   =========

Total depreciation and amortization expense amounted to $310,816, $361,731 and $347,352 for the years ended June 30, 2000, 1999 and 1998, respectively.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
------------------------------------------------------------------------------



[7] Intangible Assets

Intangible assets and accumulated amortization as of June 30, 2000 and 1999 are as follows:

                                                     June 30,
                                                     --------
                                                2 0 0 0     1 9 9 9
                                                -------     -------

Licenses                                       $   20,000 $   20,000
Goodwill                                          259,422    259,422
                                               ---------- ----------

Totals                                            279,422    279,422
Less:  Accumulated Amortization                   145,867    131,896
                                               ---------- ----------

  Intangible Assets - Net                      $  133,555 $  147,526
  -----------------------                      ========== ==========

Intangible assets are included in other assets for financial reporting purposes. Amortization expense for fiscal 2000, 1999 and 1998 was $13,971, $13,971 and $13,971, respectively.

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

The lease requires the Company to pay for building maintenance, insurance and real estate taxes. Total contingent rental payments were $92,161, $63,911 and $50,294 for the years ended June 30, 2000, 1999 and 1998, respectively.

Total rent expense was $203,960, $201,840 and $188,381 for the years ended June 30, 2000, 1999 and 1998, respectively.

The following is a summary of rental commitments:

2001                                $   138,807
Thereafter                                   --
                                    -----------

  Total                             $   138,807
  -----                             ===========

Included in other assets at June 30, 2000 and 1999, the Company had prepaid rent of approximately $123,800 and $330,000, respectively, which represents the discounted present value of the last 24 months of the above commitment pursuant to the sale of land [See Note 5].

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
------------------------------------------------------------------------------


[8] Commitments and Related Party Transactions [Continued]

[B] Employment Agreements - Effective July 1995, the Company entered into two [2] employment agreements with officers of the Company. The term of each agreement is for five [5] years with annual salaries ranging from $135,000 to $250,000. A "Performance Bonus," based on the Company's consolidated pre-tax profits, is also included in each of the agreements at rates of two to six percent based on certain achieved profit levels. The bonus expense recorded was approximately $-0-, $125,000 and $107,000 for the years ended June 30, 2000, 1999 and 1998, respectively. As of June 30, 2000, both employment agreements expired.

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

[C] Floor Plan Payable - The Company finances a portion of its inventory through a floor planning arrangement with a finance company, whereby the Company's inventories and accounts receivable have been pledged as collateral against the outstanding loan balances. The Company has an inventory credit line up to a maximum of $7,750,000 based on eligible inventory purchases. The outstanding balance for the inventory credit line at June 30, 2000 and 1999 was approximately $2,050,340 and $1,200,000, respectively. The Company also has an accounts receivable credit line based upon eligible accounts receivable up to a maximum of $4,500,000. The Company did not have an outstanding balance on its accounts receivable credit line at June 30, 2000 or 1999. Payments on both credit lines are due currently. Purchases made under the credit lines are interest free for a 30 day period. If not repaid in full, interest is calculated based on the average daily outstanding balance under the lines of credit at a rate of the greater of 6% or the prime rate. The prime rate and the weighted average interest rate were 9.50% and 7.5%, respectively at June 30, 2000, were 8.50% and 7.50%, respectively at June 30, 1999, and 8.50% and 7.25%, respectively at June 30, 1998.

[9] Income Taxes

The provision for income taxes is summarized as follows:
                                                     Y e a r s   e n d e d
                                             -----------------------------
                                                        J u n e   3 0,
                                             -------------------------
                                               2 0 0 0     1 9 9 9     1 9 9 8
                                               -------     -------     -------
Federal:
  Current                                    $      --   $ 680,590  $  454,000
  Deferred                                      13,500    (120,000)    104,000
                                             ---------   ---------  ----------

  Totals                                        13,500     560,590     558,000
  Less: Net Operating Loss Carryforward Benefit     --          --    (316,500)
                                               -------   ---------  ----------

  Federal Provision                             13,500     560,590     241,500
                                             ---------   ---------  ----------

State:
  Current                                           --     124,000     109,400
  Deferred                                       4,500     (21,000)     30,500
                                             ---------   ---------  ----------

  Totals                                         4,500     103,000     139,900
  Less: Net Operating Loss Carryforward Benefit     --          --     (30,500)
                                               -------   ---------  ----------

  State Provision                                4,500     103,000     109,400
                                             ---------   ---------  ----------

  Income Tax Expense                         $  18,000   $ 663,590  $  350,900
  ------------------                         =========   =========  ==========

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
------------------------------------------------------------------------------



[9] Income Taxes [Continued]

Deferred income taxes arise from temporary differences including depreciation, inventory reserves, allowance for doubtful accounts and expense accruals.

The deferred tax asset and liability in the accompanying consolidated balance sheets include the following components:

                                                           June 30,
                                                           --------
                                                      2 0 0 0     1 9 9 9
                                                      -------     -------

Accounts Receivable Allowance                      $    60,000 $    46,000
Inventory Allowance                                     28,000      32,800
Accrued Expenses                                       111,300     149,500
Other Temporary Differences                             32,600      20,700
                                                   ----------- -----------

  Deferred Tax Assets                                  231,900     249,000

Deferred Tax Liabilities - Depreciation and
 Amortization                                           12,000      11,100
                                                        ------ -----------

  Net Deferred Tax Asset                           $   219,900 $   237,900
  ----------------------                           =========== ===========

The following is a reconciliation of income taxes at the U.S. statutory tax rate to the taxes actually provided:

                                                     Y e a r s   e n d e d
                                             -----------------------------
                                                        J u n e   3 0,
                                             -------------------------
                                                2 0 0 0    1 9 9 9     1 9 9 8
                                                -------    -------     -------

U.S. Statutory Rate Applied to Pretax Income $   9,000   $ 624,000  $  433,500
State Taxes                                      1,800     132,000      92,000
Net Operating Loss Carryforward                     --          --    (160,800)
Other                                            7,200     (92,410)    (13,800)
                                             ---------   ---------  ----------

  Income Tax Expense                         $  18,000   $ 663,590  $  350,900
  ------------------                         =========   =========  ==========

[10] Defined Contribution Plans

The Company maintains a defined contribution pension plan which covers substantially all of the Company's employees. The contribution amount is determined at the discretion of management. There was no expense for the plan for the years ended June 30, 2000, 1999 and 1998.

Effective January 1, 1995, the Company adopted another defined contribution [401(k)] plan covering all eligible employees. Under the terms of the Plan, participating employees elect to contribute a portion of their salaries to the Plan. The Company matches up to a certain percentage of the employees' contribution. Expense for the years ended June 30, 2000, 1999 and 1998 was $44,978, $34,625 and $28,335, respectively.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
------------------------------------------------------------------------------


[11] Stockholders' Rights Plan

On February 6, 1990, the Board of Directors adopted a Stockholders' Rights Plan, which entitles the Right holder, upon the occurrence of specified triggering events, i.e., the acquisition by a person or group of beneficial ownership of 20% or more of outstanding shares; the commencement of a tender offer for 20% or more of outstanding shares [unless an offer is made for all outstanding shares at a price deemed by the Continuing Board to be fair and in the best interest of stockholders] and the determination by the Board that a person is an "Adverse Person," as defined in the Rights Agreement to purchase one share of common stock at an exercise price of $7.50 per share, or in certain "take over" situations, common stock equal in value to two times the exercise price. Subsequent to a triggering event, if the Company is acquired in a merger or other business transaction in which the Company is not the surviving corporation [unless Board approved], or 50% or more of the Company's assets or earning power is sold or transferred, each holder of a Right shall have the right to receive upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right. The Rights may be redeemed by the Company for $.01 per Right at any time prior to the determination of the Board that a person is an Adverse Person or ten days following a public announcement of the acquisition of, or commencement of a tender offer for, 20% of the outstanding common stock. The Rights expire on February 6, 2000, unless earlier redeemed. The Rights Plan was extended to 2010.

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

The Company currently intends to (i) take corrective action under the IRS Walk-in Closing Agreement Program ["CAP"], (ii) apply for a favorable determination letter with respect to the Plan from the IRS, and (iii) terminate the Plan. The CAP program provides a correction mechanism for "non-amenders" such as the Company. Under CAP, the Company will be subject to monetary sanctions. In addition, the Company will be required to correct, retroactively, operational violations, and to pay any resulting excise taxes and PBGC premiums and penalties that may be due. Special counsel has estimated that the Company will be required to make a plan contribution of approximately $133,000, which includes interest to plan participants. In addition, the Company will be subject to IRS sanctions aggregating $9,000. An additional liability may exist in connection with the settlement with the PBGC. However, it is not possible at this time to estimate the amount of liability or the range of this liability under current circumstances. The Company has accrued a $142,000 liability at June 30, 2000, including a $27,000 current period charge.

The Company from time to time becomes involved in various routine legal proceedings in the ordinary course of its business. Management of the Company, believes that except for the legal matters disclosed, the outcome of remaining pending legal proceedings and unasserted claims in the aggregate will not have a material effect on its consolidated statement of operations, consolidated balance sheet, or liquidity.

[13] Significant Customer

During the year ended June 30, 1998, the Company derived approximately $35,200,000 of its revenue from one major customer. For the years ended June 30, 2000 and 1999, the Company derived less than 10% of its annual revenue from this customer. During the years ended June 30, 2000, 1999 and 1998, the Company derived $19,000,000, $16,400,000 and $9,900,000, respectively, of its revenue from a significant customer.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
------------------------------------------------------------------------------



[13] Significant Customer [Continued]

At June 30, 2000, 1999 and 1998, one customer and its affiliate accounted for approximately $4,850,000, $2,100,000 and $2,600,000, respectively, of accounts receivable.

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

[15] New Authoritative Pronouncements

In June 1998, the Financial Accounting Standards Board ["FASB"] issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. In July 1999, the FASB issues SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133," which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this standard to have a material effect on the Company's results of consolidated operations, financial position, or cash flows.

In December 1999, the Securities and Exchange Commission ["SEC"] issued Staff Accounting Bulletin ["SAB"] 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes." The SEC has issued SAB 101B, "Amendment:
Revenue Recognition in Financial Statements," which delays implementation of SAB 101 until the Company's second quarter of 2001. The Company will adopt SAB 101 and is currently in the process of evaluating the impact, if any, SAB 101 will have on its financial position or results of operations.



                    .   .   .   .   .   .   .   .   .   .   .