Form 10-Q
period 2000-09-30
TRANSNET CORP
filed 2000-11-14
CIK 99313

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------

                                       OR

(  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to _________________

For Quarter Ended September 30, 2000


                              TRANSNET CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)


    DELAWARE                                       22-1892295
    --------                                       ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

45 Columbia Road, Somerville, New Jersey             08876-3576
----------------------------------------           ------------
(Address of principal executive offices)           (Zip Code)

Registrant's Telephone Number, Including Area Code:908-253-0500
                                                   ------------

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

    Yes    X      No _____
        -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 7, 2000: 4,855,304.

                              TRANSNET CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                     Page No.

PART I.  FINANCIAL INFORMATION

   Consolidated Balance Sheets
   September 30, 2000 and June 30, 2000                                 1

   Consolidated Statements of Operations
   Three Months Ended September 30, 2000 and 1999                       2

   Consolidated Statements of Cash Flows
   Three Months Ended September 30, 2000 and 1999                       3

   Notes to Consolidated Financial Statements                           4

   Management's Discussion and Analysis                                 5


PART II.  OTHER INFORMATION                                             8
-------   -----------------

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                       September 30,  June 30,
                                                       -------------  --------
                                                          2 0 0 0      2 0 0 0
                                                          -------      -------
                                                        [Unaudited]
Assets:
Current Assets:
  Cash and Cash Equivalents                             $3,858,213  $5,208,558
  Accounts Receivable - Net                              9,561,621   9,357,398
  Inventories                                            1,782,232   1,377,729
  Mortgage Receivable - Related Party                      250,000     250,000
  Other Current Assets                                     128,504      86,500
  Deferred Tax Asset                                       189,164     231,900
                                                        ----------  ----------

  Total Current Assets                                  15,769,734  16,512,085

Property and Equipment - Net                               572,771     569,000

Other Assets                                               314,715     369,282
                                                        ----------  ----------

  Total Assets                                          $16,657,220 $17,450,367
                                                        =========== ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                      $2,328,864  $2,055,484
  Accrued Expenses                                         263,101     378,858
  Accrued Payroll                                          176,627     175,614
  Floor Plan Payable                                       966,236   2,015,285
                                                        ----------  ----------

  Total Current Liabilities                              3,734,828   4,625,241
                                                        ----------  ----------

Deferred Tax Liability                                      12,000      12,000
                                                        ----------  ----------

Stockholders' Equity:
  Capital Stock - Common, $.01 Par Value, Authorized
  15,000,000 Shares; Issued 7,469,524 Shares
  [of which 2,614,220 are in Treasury]                      74,695      74,695

  Paid-in Capital                                       10,686,745  10,686,745

  Retained Earnings                                      9,358,011   9,260,745
                                                        ----------  ----------

  Totals                                                20,119,451  20,022,185
  Less:  Treasury Stock - At Cost                       (7,209,059) (7,209,059)
                                                        ----------  ----------

  Total Stockholders' Equity                            12,910,392  12,813,126
                                                        ----------  ----------

  Total Liabilities and Stockholders' Equity            $16,657,220 $17,450,367
                                                        =========== ===========


See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                                           Three months ended
                                                              September 30,
                                                          2 0 0 0      1 9 9 9
                                                          -------      -------

Revenue:
  Equipment                                             $10,150,601 $7,425,692
  Services                                               3,514,398   3,829,168
                                                        ----------  ----------

  Total Revenue                                         13,664,999  11,254,860
                                                        ----------  ----------

Cost of Revenue:
  Equipment                                              9,462,289   6,761,216
  Services                                               2,521,772   2,630,742
                                                        ----------  ----------

  Total Cost Revenue                                    11,984,061   9,391,958
                                                        ----------  ----------

  Gross Profit                                           1,680,938   1,862,902

Selling, General and Administrative Expenses             1,608,097   1,455,021
                                                        ----------  ----------

  Operating Income                                          72,841     407,881
                                                        ----------  ----------

Other Income:
  Interest Income                                           67,753      88,511
  Interest Income - Related Party                            5,672       5,672
                                                        ----------  ----------

  Total Other Income - Net                                  73,425      94,183
                                                        ----------  ----------

  Income Before Tax Expense                                146,266     502,064

Income Tax Expense                                          49,000     170,912
                                                        ----------  ----------

  Net Income                                            $   97,266  $  331,152
                                                        ==========  ==========

Basic Net Income Per Common Share                       $     0.02  $     0.07
                                                        ==========  ==========

Diluted Net Income Per Common Share                     $     0.02  $     0.07
                                                        ==========  ==========

Weighted Average Common shares Outstanding - Basic       4,855,304   5,002,163
                                                        ==========  ==========

Weighted Average Common shares Outstanding - Diluted     4,855,304   5,002,163
                                                        ==========  ==========


See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                                           Three months ended
                                                              September 30,
                                                          2 0 0 0      1 9 9 9
                                                          -------      -------


Operating Activities:
  Net Income                                            $   97,266  $  331,152
                                                        ----------  ----------
  Adjustments to Reconcile Net Income to Net Cash:
   Depreciation and Amortization                            39,753      61,130
   Provision for Doubtful Accounts                          30,000      15,000
   Discounting of Deferred Charges                          52,052      50,459
   Deferred Income Taxes                                    42,736          --

Changes in Assets and Liabilities
  (Increase) Decrease in:
   Accounts Receivable                                    (234,223) (1,270,167)
   Inventory                                              (404,503)    (19,358)
   Other Current Assets                                    (42,004)    (27,787)
   Other Assets                                               (978)      2,513

  Increase (Decrease) in:
   Accounts Payable and Accrued Expenses                   158,636     310,341
   Deferred Income                                              --      60,869
                                                        ----------  ----------

  Total Adjustments                                       (358,531)   (817,000)
                                                        ----------  ----------

Net Cash - Operating Activities                           (261,265)   (485,848)
                                                        ----------  ----------

Investing Activities:
  Capital Expenditures                                     (40,031)         --
                                                        ----------  ----------

Financing Activities:
  Floor Plan Payable-Net                                (1,049,049)   (364,358)
  Treasury Shares Repurchased                                   --    (372,875)
                                                        ----------  ----------

  Net Cash - Financing Activities                       (1,049,049)   (737,233)
                                                        ----------  ----------

  Net (Decrease) Increase in Cash and Cash Equivalents  (1,350,345) (1,223,081)

Cash and Cash Equivalents - Beginning of Periods         5,208,558   7,617,241
                                                        ----------  ----------

  Cash and Cash Equivalents - End of Periods            $3,858,213  $6,394,160
                                                        ==========  ==========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                             $       --  $       --
   Income Taxes                                         $    6,265  $  341,027

Supplemental Disclosure of Non-Cash Investing Activities:


See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of September 30, 2000 and 1999 is unaudited)
------------------------------------------------------------------------------



(1)Summary of Significant Accounting Policies

(a) Consolidation: The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, Century American Corporation. Intercompany transactions and accounts have been eliminated in consolidation.

(b) Inventory: Inventory consists of finished goods. The Corporation's inventory is valued at the lower of cost (determined on the average cost basis) or market.

(c) Cash and Cash Equivalents: For the purposes of the statement of cash flows, the Corporation considers highly liquid debt instruments, purchased with a maturity of three months or less, to be cash equivalents.

(d) Earnings Per Share - Basic and Diluted: Earnings per common share are based on 4,855,304 weighted shares outstanding for the period ended September 30, 2000 and on 5,002,163 weighted shares outstanding for the period ended September 30, 1999.

(2) Income Taxes

The Corporation has a deferred tax asset of approximately $189,000 and a deferred tax liability of $12,000 based upon temporary timing differences including inventory capitalization, allowance for doubtful accounts, vacation pay accruals and depreciation.

(3)Basis of Reporting

Certain items from the prior year's financial statements have been reclassified to conform to the current year's presentation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, the results of operations and cash flows for the periods presented.

These statements should be read in conjunction with the summary of significant accounting policies and notes contained in the Corporation's annual report on Form 10-K for the year ended June 30, 2000. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2001.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the quarter ended September 30, 2000 were $13,664,999 as compared with $11,254,860 for the quarter ended September 30, 1999. For the quarter ended September 30, 2000 the Corporation reported net income of $97,266 as compared with net income of $331,152 for the corresponding period in 1999. The increase in revenues is primarily due to an increase in hardware sales. Revenues attributable to service, support and training operations decreased slightly compared to the same period in the prior year due to termination of certain projects. Revenues for the quarter ended September 30, 2000 include a seasonal increase in the sale of hardware and technical support services to state and local government and educational institutions in the tri-state area.

The decrease in earnings for the quarter ended September 30, 2000 is attributable to the decrease in gross profit margins on hardware sales and technical services, which in turn is due to competitive pressures for reduced prices for both equipment and services. Management concentrates it efforts on technical service and support, and training operations, and on sales of network and system integration products which yield higher profit margins, and continues its adherence to and implementation of cost control measures. Service and training related revenues are significant in their contributions to earnings because these operations yield a higher profit margin than equipment sales. In addition to the technical service sales referenced above, for the quarter ended September 30, 1999, the increase in revenues from the provision of service, support, outsourcing and network integration is largely the result of the Corporation renewing and/or entering into service contracts with a number of large corporate customers. Most of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

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

Although actual expenses increased due to increased personnel costs, selling, general and administrative expenses decreased to approximately 12% of revenue for the first quarter of fiscal 2001 as a result of the increase in revenues. Selling, general and administrative expenses were approximately 13% of revenues for the same quarter in fiscal 2000.

Interest income decreased in the 2000 quarter as compared to 1999 primarily due to the lower amount of cash invested.

Liquidity and Capital Resources

There are no material commitments of the Corporation's capital resources.

The Corporation currently finances a portion of its accounts receivable and finances purchases of portions of its inventory through floor-planning arrangements under which such inventory secures the amount outstanding. Floor planning payables decreased in the 2000 period compared to the same period in 1999 as the result of payment made by the Corporation. Inventory increased in the quarter ended September 30, 2000 as compared to the corresponding period in 1999 in response to the increased hardware sales.

Accounts receivable and payable increased for the quarter ended September 30, 2000 as compared to the same period in 1999 as a direct result of the increase in revenues. Cash levels decreased in the three months ended September 30, 2000 as compared to the corresponding period in 1999 as a result of expenses required to increase inventories to cover the increased hardware sales.

For the fiscal quarter ended September 30, 2000, as in the fiscal quarter ended September 30, 1999, the internal resources of the Corporation were sufficient to enable the Corporation to meet its obligations.

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

The Corporation decided to (i) take corrective action under the IRS Walk-in Closing Agreement Program ("CAP"), (ii) applied for a favorable determination letter with respect to the Plan from the IRS, and (iii) terminate the Plan. The CAP program provides a correction mechanism for "non-amenders" such as the Corporation. Under CAP, the Corporation will be subject to a monetary sanction (which could range from $1,000 to approximately $40,000). In addition, the Corporation will be required to correct, retroactively, operational violations, and to pay any resulting excise taxes and PBGC premiums and penalties that may be due. Special counsel has advised the Corporation that although it believes that the Corporation will incur some liability in connection with the correction of such operational violations, any estimate in dollar terms of the range of such liability at this time would be speculative and potentially misleading. However, management has been advised by counsel that the estimated liabilities are significantly lower than originally anticipated.

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


DATE:  November 14, 2000