Form 10-Q
period 2000-12-31
TRANSNET CORP
filed 2001-02-14
CIK 99313

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000
                               -----------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to _________________

For Quarter Ended December 31, 2000
                  -----------------


                              TRANSNET CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)

    DELAWARE                                       22-1892295
    --------                                       ----------
(State or other jurisdiction of           (IRS Employer Identification Number)
incorporation or organization)

45 Columbia Road, Somerville, New Jersey            08876-3576
----------------------------------------           ------------
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

    Yes    X      No ______
       ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 2, 2001: 4,884,304.

                              TRANSNET CORPORATION
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                        Page No.


PART I.  FINANCIAL INFORMATION

   Consolidated Balance Sheets
      December 31, 2000 and June 30, 2000                               1

   Consolidated Statements of Operations
      Three Months Ended December 31, 2000 and 1999                     2
      Six Months Ended December 31, 2000 and 1999                       3

   Consolidated Statements of Cash Flows
      Six Months Ended December 31, 2000 and 1999                       4

   Notes to Consolidated Financial Statements                           5

   Management's Discussion and Analysis                                 6 - 8

PART II.  OTHER INFORMATION                                             9
-------   -----------------






























                                       i.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                       December 31,  June 30,
                                                       ------------  --------
                                                          2 0 0 0     2 0 0 0
                                                          -------     -------
                                                        [Unaudited]
Assets:
Current Assets:
  Cash and Cash Equivalents                             $5,284,016  $5,208,558
  Accounts Receivable - Net                              9,980,778   9,357,398
  Inventories                                            1,056,390   1,377,729
  Mortgage Receivable - Related Party                      250,000     250,000
  Other Current Assets                                     131,120      86,500
  Deferred Tax Asset                                       136,163     231,900
                                                        ----------  ----------

  Total Current Assets                                  16,838,467  16,512,085

Property and Equipment - Net                               684,650     569,000

Other Assets                                               133,581     369,282
                                                        ----------  ----------

  Total Assets                                          $17,656,698 $17,450,367
                                                        =========== ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                      $1,417,421  $2,055,484
  Accrued Expenses                                          99,186     378,858
  Accrued Payroll                                          167,695     175,614
  Floor Plan Payable                                     2,987,191   2,015,285
                                                        ----------  ----------

  Total Current Liabilities                              4,671,493   4,625,241
                                                        ----------  ----------

Deferred Tax Liability                                      12,000      12,000
                                                        ----------  ----------

Stockholders' Equity:
  Capital Stock - Common, $.01 Par Value, Authorized
   15,000,000 Shares; Issued 7,469,524 Shares
   [of which 2,614,220 are in Treasury]                     74,695      74,695

  Paid-in Capital                                       10,686,745  10,686,745

  Retained Earnings                                      9,477,074   9,260,745
                                                        ----------  ----------

  Totals                                                20,238,514  20,022,185
  Less:  Treasury Stock - At Cost                       (7,265,309) (7,209,059)
                                                        ----------  ----------

  Total Stockholders' Equity                            12,973,205  12,813,126
                                                        ----------  ----------

  Total Liabilities and Stockholders' Equity            $17,656,698 $17,450,367
                                                        =========== ===========


See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                                           Three months ended
                                                               December 31,
                                                          2 0 0 0      1 9 9 9
                                                          -------      -------

Revenue:
  Equipment                                              $9,574,559  $7,314,470
  Service                                                 3,538,739   3,169,062
                                                         ----------  ----------

  Total Revenue                                          13,113,298  10,483,532
                                                         ----------  ----------

Cost of Revenue:
  Equipment                                               8,736,876   6,771,315
  Service                                                 2,644,419   2,580,261
                                                         ----------  ----------

  Total Cost of Revenue                                  11,381,295   9,351,576
                                                         ----------  ----------

  Gross Profit                                            1,732,003   1,131,956

Selling, General and Administrative Expenses              1,633,680   1,484,160
                                                         ----------  ----------

  Operating Income (Loss)                                    98,323    (352,204)
                                                         ----------  ----------

Other Income:
  Interest Income                                            68,067      74,405
  Interest Income - Related Party                             5,672       5,672
                                                         ----------  ----------

  Total Other Income                                         73,739      80,077
                                                         ----------  ----------

  Income (Loss) Before Tax Expense                          172,062    (272,127)

Income Tax Expense                                           53,000     (88,192)
                                                         ----------  ----------

  Net Income (Loss)                                      $  119,062  $ (183,935)
                                                         ==========  ==========

Basic Net Income (Loss) Per Common Share                 $     0.03  $    (0.04)
                                                         ==========  ==========

Diluted Net Income (Loss) Per Common Share               $     0.02  $    (0.04)
                                                         ==========  ==========

Weighted Average Common Shares Outstanding - Basic        4,850,141   4,900,864
                                                         ==========  ==========

Weighted Average Common Shares Outstanding - Diluted      4,925,141   4,900,864
                                                         ==========  ==========

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                                            Six months ended
                                                                December 31,
                                                          2 0 0 0      1 9 9 9
                                                          -------      -------
Revenue:
  Equipment                                             $19,725,160 $14,740,162
  Service                                                 7,053,137   6,998,230
                                                         ----------  ----------

  Total Revenue                                          26,778,297  21,738,392
                                                         ----------  ----------

Cost of Revenue:
  Equipment                                              18,199,165  13,532,531
  Service                                                 5,166,191   5,211,003
                                                         ----------  ----------

  Total Cost of Revenue                                  23,365,356  18,743,534
                                                         ----------  ----------

  Gross Profit                                            3,412,941   2,994,858

Selling, General and Administrative Expenses              3,241,777   2,939,181
                                                         ----------  ----------

  Operating Income                                          171,164      55,677
                                                         ----------  ----------

Other Income:
  Interest Income                                           135,820     162,916
  Interest Income - Related Party                            11,344      11,344
                                                         ----------  ----------

  Total Other Income                                        147,164     174,260
                                                         ----------  ----------

  Income Before Tax Expense                                 318,328     229,937

Income Tax Expense                                          102,000      82,720
                                                         ----------  ----------

  Net Income                                             $  216,328  $  147,217
                                                         ==========  ==========

Basic Net Income Per Common Share                        $     0.05  $     0.03
                                                         ==========  ==========

Diluted Net Income Per Common Share                      $     0.04  $     0.03
                                                         ==========  ==========

Weighted Average Common Shares Outstanding - Basic        4,850,141   4,900,864
                                                         ==========  ==========

Weighted Average Common Shares Outstanding - Diluted      4,925,141   4,900,864
                                                         ==========  ==========


See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------



                                                            Six months ended
                                                               December 31,
                                                          2 0 0 0     1 9 9 9
                                                          -------     -------

Operating Activities:
  Net Income                                            $  216,328  $  147,217
                                                        ----------  ----------
  Adjustments to Reconcile Net Income to Net Cash:
   Depreciation and Amortization                            89,877     240,167
   Provision for Doubtful Accounts                        (138,000)     30,000
   Discounting for Deferred Charge                         104,105          --
   Deferred Income Taxes                                    95,737    (585,220)

  Changes in Assets and Liabilities:
   (Increase) Decrease in:
     Accounts Receivable                                  (485,380) (1,749,014)
     Inventory                                             321,339     220,659
     Other Current Assets                                  (44,620)    (25,724)
     Other Assets                                           (1,958)         --

   Increase (Decrease) in:
     Accounts Payable and Accrued Expenses                (925,654)     40,068
     Deferred Income                                            --      40,579
                                                        ----------  ----------

   Total Adjustments                                      (984,554) (1,788,485)
                                                        ----------  ----------

  Net Cash - Operating Activities                         (768,226) (1,641,268)
                                                        ----------  ----------

Investing Activities:
  Capital Expenditures                                     (71,972)         --
                                                        ----------  ----------

Financing Activities:
  Floor Plan Payable- Net                                  971,906     739,726
  Treasury Shares Repurchased                              (56,250)   (588,253)
                                                        ----------  ----------

  Net Cash - Financing Activities                          915,656     151,473
                                                        ----------  ----------

  Net Increase (Decrease) in Cash and Cash Equivalents      75,458  (1,489,795)

Cash and Cash Equivalents at Beginning of Periods        5,208,558   7,617,241
                                                        ----------  ----------

  Cash and Cash Equivalents at End of Periods           $5,284,016  $6,127,446
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

[D] Earnings Per Share - Earnings per common share - basic are based on 4,850,141 and 4,900,864 weighted shares outstanding for the periods ended December 31, 2000 and 1999, respectively. Earnings per common share - diluted are based on 4,925,141 and 4,900,864 weighted shares outstanding for the periods ended December 31, 2000 and 1999, respectively.

[2] Income Taxes

The Corporation has a deferred tax asset of $136,163 and a deferred tax liability of $12,000 based upon temporary timing differences including inventory capitalization, allowance for doubtful accounts, vacation pay accruals and depreciation.

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

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
------------------------------------------------------------------------------





[4] Related Transaction

On November 11, 1998,  the Company  executed an agreement to sell  approximately
6.32 acres of unimproved real property in Mountainside, New Jersey (the "Real Property") to W Realty LLC ("W Realty") for the appraised value of $1,000,000. W Realty is a partnership, which at the time of sale consisted of John J. Wilk, Chairman of the Board, and Raymond J. Rekuc, a Director of the Company. The purchase price was payable through a credit extended by W Realty as sub-lessor to the Company as sub-lessee for the $410,000 of rent payable by the Company over the last two years of its sublease for its principal facility in Somerville, New Jersey and a $590,000 promissory note executed by W Realty payable in installments of $150,000 in February 1998 and $440,000 in November 1998. The note was at an interest rate of 8% per annum and was secured by a mortgage on the Real Property. The $150,000 payment due in February 1998 was paid and $190,000 of the payment due in November 1998 was paid with interest through January 1999. Payment of the $250,000 balance was renegotiated under a new Note which provides for payment of the principal on November 1, 2000 (unless demanded at an earlier date), and bears interest at the rate of 9% per annum, payable monthly beginning February 1, 1999. The Note has been extended until May 1, 2001. At the time of issuance of the new Note, the Company released its mortgage lien on the Real Property in order to permit W Realty, which now includes an unaffiliated third partner, to lease the Real Property to another third party. In place of the mortgage lien, the new Note is secured by the partnership interests of W Realty owned by Messrs. Wilk and Rekuc. The credit for rental payments is still in effect.





                      .   .   .   .   .   .   .   .   .   .

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------




Results of Operations

Revenues for the three months ended December 31, 2000 were $13,113,298 as compared with $10,483,532 for the quarter ended December 31, 1999. For the quarter ended December 31, 2000 the Corporation reported net income of $119,062 as compared with net loss of $183,935 for the similar period in the prior fiscal year. For the six months ended December 31, 2000 revenues were $26,778,297, as compared to $21,738,392 reported for the similar period in the prior fiscal year, with net income of $216,328 for the six-month period ended December 31, 2000, compared with net income of $147,217 for the same period in the prior fiscal year. The increase in revenues in the three and six-month periods ended December 31, 2000 is due primarily to an increase in hardware sales, and to a lesser extent to an increase in technical service related revenues, such as technical repair and support services. Revenues for the quarter and six-month period ended December 31, 1999, were negatively impacted by deferrals by major clients of initiating technical service projects due to their concerns with potential Y2K problems. Management believes that this type of deferral was widespread and affected the industry as a whole. Demand for the Corporation's technical services have returned to normal levels.

The net income for the quarter and six-month period ended December 31, 2000 is attributable to the increase in hardware sales as well as the increase in service revenues. Service and training related revenues are significant in their contributions to earnings because these operations yield a higher profit margin than equipment sales. The net loss for the quarter and the decreased earnings for the six-month period ended December 31, 1999, were the result of the above-referenced deferrals of technical service, technical support and training services, combined with the associated under-utilization of technical personnel. For the six-month periods ended December 31, 2000 and 1999, respectively, revenues from the provision of service, support, outsourcing and network integration were largely the result of the Corporation renewing and/or entering into service contracts with a number of large corporate clients. Most of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

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

To meet these competitive challenges and to maximize the Corporation's profit margin, management has modified its marketing strategy during these years and has enforced expense controls. Management also utilizes new trends such as manufacturers' direct shipment and billing of the customers in exchange for payment to the Corporation of an "agency fee" as a means to reduce equipment related costs while increasing profits. Management's current marketing strategy is designed to emphasize provision of technical services and sales of lower revenue/higher profit margin products related to service and support operations. In this regard, management continues its concentration on sales of network and system integration products which yield higher profit margins. Management's efforts include targeting commercial, educational and governmental customers who provide marketplaces for a wide range of products and services at one time, a cost-effective approach to sales. These customers often do not have their own technical staffs and outsource their computer service requirements to companies such as TransNet. Management believes it maximizes profits through concentration on sales of value-added applications; promotion of the Corporation's service and support operations; and strict adherence to cost cutting controls. In light of the above, management emphasizes and continues the aggressive pursuit of an increased volume of sales of technical service and support programs, and promotion of its training services. In the near term, the Corporation believes that product sales will continue to generate a significant percentage of the Company's revenues. In addition, the Corporation's buying agreement with Ingram Micro, Inc. enhances the Corporation's competitive edge through product discounts unavailable through other sources.

With respect to selling, general and administrative expenses, although actual expenses increased due to increased sales related costs, selling, general and administrative expenses remained at approximately 12% of revenue for the quarter and six month period ended December 31, 2000. Selling, general and administrative expenses were approximately 13 - 14% of revenues for the same time periods in fiscal 2000.

Interest income decreased in the 2000 quarter and six-month period as compared to the same periods in 1999 primarily due to the lower amount of cash invested.

Liquidity and Capital Resources

There are no material commitments of the Corporation's capital resources.

The Corporation currently finances a portion of its accounts receivable and finances purchases of portions of its inventory through floor-planning arrangements under which such inventory secures the amount outstanding. The amount due under this financing increased for the quarter and six months ended December 31, 2000 due to an increase in hardware sales. Inventory decreased in the quarter and six- month periods ended December 31, 2000 as compared to the corresponding periods in the prior fiscal year in response to these increased sales and the Corporation's agency model of sales.

Accounts receivable and payable increased for the quarter and six months ended December 31, 2000 as compared to the same periods in 1999 as a direct result of the increase in revenues. Cash levels decreased in the three and six-months ended December 31, 2000 as compared to the corresponding periods in 1999 as a result of expenses required to finance the increased hardware sales.

For the fiscal quarter and six months ended December 31, 2000, as in the similar periods in the prior year, the internal resources of the Corporation were sufficient to enable the Corporation to meet its obligations.

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

The Corporation decided to (i) take corrective action under the IRS Walk-in Closing Agreement Program ("CAP"), (ii) applied for a favorable determination letter with respect to the Plan from the IRS, and (iii) terminate the Plan. The CAP program provides a correction mechanism for "non-amenders" such as the Corporation. Under CAP, the Corporation will be subject to a monetary sanction (which could range from $1,000 to approximately $40,000). In addition, the Corporation will be required to correct, retroactively, operational violations, and to pay any resulting excise taxes and PBGC premiums and penalties that may be due. In this regard, in connection with settlement negotiations with the IRS, during the December 2000 quarter the Corporation made a contribution to the Plan and made payment of specified sanctions. At the time of this filing, the Corporation is awaiting finalization of the settlement agreement by the IRS and resolution with the PBGC.

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

     The Corporation's Annual Meeting of Stockholders was held on January 28, 2001.

     At the meeting, the following seven individuals were elected by the following vote to serve as directors of the Corporation, each to serve until the next annual meeting of stockholders and until his successor is duly elected and qualifies.

             Name                         Shares Voted

                                        For      Authority Withheld

        John J. Wilk                 3,870,944         61,838
        Steven J. Wilk               3,870,544         62,238
        Jay A. Smolyn                3,871,244         61,538
        Vincent Cusumano             3,869,844         62,938
        Earle Kunzig                 3,870,994         62,488
        Raymond J. Rekuc             3,869,794         62,988
        Susan M. Wilk-Cort           3,870,194         62,588

The adoption of the 2000  TransNet  Corporation  Stock Option Plan was approved:
1,249,105 Shares voted in favor 231,005 voted against 35,068 abstained

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

                                    TRANSNET CORPORATION
                                  (Registrant)


                                    /s/ Steven J. Wilk
                                    -------------------------------
                                    Steven J. Wilk, President


                                    /s/ John J. Wilk
                                    -------------------------------
                                    John J. Wilk,
                                    Principal Financial and Accounting Officer
                                    and Chairman of the Board of Directors



DATE:  February 14, 2001