Form 10-Q
period 2001-03-31
TRANSNET CORP
filed 2001-05-15
CIK 99313

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               --------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to _________________

For Quarter Ended March 31, 2001
                  --------------

                              TRANSNET CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                           22-1892295
-----------------------------          --------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)

45 Columbia Road, Somerville, New Jersey              08876-3576
----------------------------------------              ----------
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

    Yes   X              No _____
        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 3, 2001: 4,884,304

                              TRANSNET CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                        Page No.


PART I.  FINANCIAL INFORMATION

   Consolidated Balance Sheets
   March 31, 2001 and June 30, 2000                                     1

   Consolidated Statements of Operations
   Three Months Ended March 31, 2001 and 2000                           2
   Nine Months Ended March 31, 2001 and 2000                            3

   Consolidated Statements of Cash Flows
   Nine Months Ended March 31, 2001 and 2000                            4

   Notes to Consolidated Financial Statements                           5

   Management's Discussion and Analysis                                 6

PART II.  OTHER INFORMATION                                             9
-------   -----------------

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                         March 31,   June 30,
                                                         ---------   --------
                                                          2 0 0 1     2 0 0 0
                                                          -------     -------
                                                        [Unaudited]
Assets:
Current Assets:
  Cash and Cash Equivalents                             $2,520,432  $5,208,558
  Accounts Receivable - Net                             10,668,488   9,357,398
  Inventories                                            2,087,013   1,377,729
  Mortgage Receivable - Related Party                           --     250,000
  Other Current Assets                                     172,406      86,500
  Deferred Tax Asset                                        79,724     231,900
                                                        ----------  ----------

  Total Current Assets                                  15,528,063  16,512,085

Property and Equipment - Net                               530,923     569,000

Mortgage Receivable - Related Party [4]                    250,000          --

Other Assets                                               237,983     369,282
                                                        ----------  ----------

  Total Assets                                          $16,546,969 $17,450,367
                                                        =========== ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                      $  963,157  $2,055,484
  Accrued Expenses                                         274,325     378,858
  Accrued Payroll                                          191,642     175,614
  Floor Plan Payable                                     2,048,134   2,015,285
                                                        ----------  ----------

  Total Current Liabilities                              3,477,258   4,625,241
                                                        ----------  ----------

Deferred Tax Liability                                      12,000      12,000
                                                        ----------  ----------

Stockholders' Equity:
  Capital Stock - Common, $.01 Par Value, Authorized
   15,000,000 Shares; Issued 7,469,524 Shares
   [of which 2,614,220 are in Treasury]                     74,695      74,695

  Paid-in Capital                                       10,686,745  10,686,745

  Retained Earnings                                      9,604,471   9,260,745
                                                        ----------  ----------

  Totals                                                20,365,911  20,022,185
  Less:  Treasury Stock - At Cost                       (7,308,200) (7,209,059)
                                                        ----------  ----------

  Total Stockholders' Equity                            13,057,711  12,813,126
                                                        ----------  ----------

  Total Liabilities and Stockholders' Equity            $16,546,969 $17,450,367
                                                        =========== ===========

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------



                                                            Three months ended
                                                                 March 31,
                                                                 ---------
                                                           2 0 0 1      2 0 0 0
                                                           -------      -------

Revenue:
  Equipment Sales                                        $11,841,252 $8,708,401
  Service                                                 3,507,186   3,125,419
                                                         ----------  ----------

  Total Revenue                                          15,348,438  11,833,820
                                                         ----------  ----------

Cost of Revenue:
  Equipment Sales                                        11,001,988   8,295,226
  Service                                                 2,460,990   2,416,271
                                                         ----------  ----------

  Total Cost of Revenue                                  13,462,978  10,711,497
                                                         ----------  ----------

  Gross Profit                                            1,885,460   1,122,323

Selling, General and Administrative Expenses              1,753,305   1,475,759
                                                         ----------  ----------

  Operating Income [Loss]                                   132,155    (353,436)
                                                         ----------  ----------

Other Income:
  Interest Income                                            55,323      91,034
  Interest Income - Related Party                             5,549       5,610
                                                         ----------  ----------

  Total Other Income - Net                                   60,872      96,644
                                                         ----------  ----------

  Income [Loss] Before Provision for Income Taxes           193,027    (256,792)

Provision [Benefit] for Income Taxes                         65,629     (80,000)
                                                         ----------  ----------

  Net Income [Loss]                                      $  127,398  $ (176,792)
                                                         ==========  ==========

Basic Net Income [Loss] Per Common Share                 $     0.03  $    (0.04)
                                                         ==========  ==========

Diluted Net Income [Loss] Per Common Share               $     0.03  $    (0.04)
                                                         ==========  ==========

Weighted Average Common Shares Outstanding - Basic        4,787,343   4,900,864
                                                         ==========  ==========

Weighted Average Common Shares Outstanding - Diluted      4,848,181   4,900,864
                                                         ==========  ==========


See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------



                                                               Nine months ended
                                                                       March 31,
                                                           2 0 0 1      2 0 0 0
                                                           -------      -------

Revenue:
  Sales                                                  $31,566,411 $23,448,563
  Service                                                10,560,322  10,123,649
                                                         ----------  ----------

  Total Revenue                                          42,126,733  33,572,212
                                                         ----------  ----------

Cost of Revenue:
  Sales                                                  29,201,153  21,827,757
  Service                                                 7,627,181   7,627,274
                                                         ----------  ----------

  Total Cost of Revenue                                  36,828,334  29,455,031
                                                         ----------  ----------

  Gross Profit                                            5,298,399   4,117,181

Selling, General and Administrative Expenses              4,995,082   4,417,660
                                                         ----------  ----------

  Operating Income [Loss]                                   303,317    (300,479)
                                                         ----------  ----------

Other Income:
  Interest Income                                           191,144     253,950
  Interest Income - Related Party                            16,893      16,954
                                                         ----------  ----------

  Total Other Income - Net                                  208,037     270,904
                                                         ----------  ----------

  Income [Loss] Before Provision for Income Taxes           511,354     (29,575)

Provision for Income Taxes                                  167,629          --
                                                         ----------  ----------

  Net Income [Loss]                                      $  343,725  $  (29,575)
                                                         ==========  ==========

Basic Net Income [Loss] Per Common Share                 $     0.07  $    (0.01)
                                                         ==========  ==========

Diluted Net Income [Loss] Per Common Share               $     0.07  $    (0.01)
                                                         ==========  ==========

Weighted Average Common Shares Outstanding - Basic        4,829,514   4,900,864
                                                         ==========  ==========

Weighted Average Common Shares Outstanding - Diluted      4,873,057   4,900,864
                                                         ==========  ==========


See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------



                                                            Nine months ended
                                                                March 31,
                                                                ---------
                                                          2 0 0 1     2 0 0 0
                                                          -------     -------

Operating Activities:
  Net Income [Loss]                                     $  343,725  $  (29,575)
                                                        ----------  ----------
  Adjustments to Reconcile Net Income [Loss] to Net Cash:
   Depreciation and Amortization                           137,624     206,530
   Provision for Doubtful Accounts                         (98,988)     12,699
   Discounting of Deferred Charges                         123,759          --
   Deferred Income Taxes                                   152,176    (691,063)

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                (1,212,102) (1,947,067)
     Inventory                                            (709,284)    318,343
     Other Current Assets                                  (85,906)    (24,169)
     Other Assets                                           (2,937)    159,449

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses              (1,180,832)  1,476,478
     Deferred Income                                            --      20,290
                                                        ----------  ----------

   Total Adjustments                                    (2,876,490)   (468,510)
                                                        ----------  ----------

  Net Cash - Operating Activities                       (2,532,765)   (498,085)
                                                        ----------  ----------

Investing Activities:
  Capital Expenditures                                     (89,070)         --
                                                        ----------  ----------

Financing Activities:
  Floor Plan Payable                                        32,850     572,289
  Treasury Stock Purchases                                 (99,141)   (588,228)
                                                        ----------  ----------

  Net Cash - Financing Activities                          (66,291)    (15,939)
                                                        ----------  ----------

  Net [Decrease] in Cash and Cash Equivalents           (2,688,126)   (514,024)

Cash and Cash Equivalents - Beginning of Periods         5,208,558   7,617,241
                                                        ----------  ----------

  Cash and Cash Equivalents - End of Periods            $2,520,432  $7,103,217
                                                        ==========  ==========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
   Interest                                             $       --  $       --
   Income Taxes                                         $    9,532  $       --


See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Information as of March 31, 2001 and 2000 is unaudited]
------------------------------------------------------------------------------


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

[D] Earnings Per Share - Earnings per common share - basic are based on 4,787,343 weighted shares outstanding for the period ended March 31, 2001 and 4,900,864 weighted shares outstanding for the period ended March 31, 2000. Earnings per common share - diluted are based on 4, 848,181 weighted shares outstanding for the period ended March 31, 2001 and on 4,900,864 weighted shares outstanding for the period ended March 31, 2000.

[2] Income Taxes

The Corporation has a deferred tax asset of $79,724 and a deferred tax liability of $12,000 based upon temporary timing differences including inventory capitalization, allowance for doubtful accounts, vacation pay accruals and depreciation.

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

[4] Related Party Transaction

On November 11, 1998,  the Company  executed an agreement to sell  approximately
6.32 acres of unimproved real property in Mountainside, New Jersey [the "Real Property"] to W Realty LLC ["W Realty"] for the appraised value of $1,000,000. W Realty is a partnership, which at the time of sale consisted of John J. Wilk, Chairman of the Board, and Raymond J. Rekuc, a Director of the Company. The purchase price was payable through a credit extended by W Realty as sub-lessor to the Company as sub-lessee for the $410,000 of rent payable by the Company over the last two years of its sublease [through February 2001] for its principal facility in Somerville, New Jersey and a $590,000 promissory note executed by W Realty payable in installments of $150,000 in February 1998 and $440,000 in November 1998. The note was at an interest rate of 8% per annum and was secured by a mortgage on the Real Property. The $150,000 payment due in February 1998 was paid and $190,000 of the payment due in November 1998 was paid with interest. Payment of the $250,000 balance was renegotiated under a new Note which provides for payment of the principal on November 1, 2000, which has been extended until June 30, 2002, at an interest rate of 7.5%. At the time of issuance of the new Note, the Company released its mortgage lien on the Real Property in order to permit W Realty, which now includes an unaffiliated third partner, to lease the Real Property to another third party. In place of the mortgage lien, the new Note is secured by the partnership interests of W Realty owned by Messrs. Wilk and Rekuc.

                          .  .  .  .  .  .  .  .  .  .

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Revenues for the three months ended March 31, 2001 were $15,348,438 as compared with $11,833,820 for the quarter ended March 31, 2000. For the quarter ended March 31, 2001 the Corporation reported net income of $127,398 as compared with a net loss of $176,792 for the similar period in the prior fiscal year. For the nine months ended March 31, 2001, revenues were $42,126,733, as compared to $33,572,212 reported for the similar period in the prior fiscal year, with net income of $343,725 for the nine-month period ended March 31, 2001, compared with a net loss of $29,575 for the same period in the prior fiscal year. The increase in revenues for the quarter and nine-month period ended March 31, 2001 is attributable to increased hardware sales and to a small increase in service related revenues. The nine-month period in the prior year was impacted by deferrals by major clients of initiating technical service projects due to their concerns with potential Y2K problems. Management believes that this type of deferral was widespread and affected the industry as a whole.

The net income for the quarter and nine-month period ended March 31, 2001 is the result of increase in equipment sales and the provision of higher-end network integration and IT telephony services, as well as improved profit margins on both equipment sales and services. The net loss for the quarter and the nine-month period ended March 31, 2000 was the result of the Y2K related deferrals of technical service, technical support and training services, combined with the associated under-utilization of technical personnel, as well as decreased margins on hardware sales. Service and training related revenues are significant in their contributions to earnings because these operations yield a higher profit margin than equipment sales. For the nine-month period ended March 31, 2001, revenues from the provision of service, support, outsourcing and network integration were largely the result of the Corporation renewing and/or entering into service contracts and/or project work with a number of large corporate clients. Most of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

Hardware sales increased due to increased order volume and to the Corporation's growth in the IT telephony market. Management consistently works to obtain the best discounts available to it on hardware purchases from its distributors. Management continues its concentration on sales of sophisticated network and system integration products which yield higher profit margins, and continues adherence to and implementation of cost control measures.

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

To meet these competitive challenges and to maximize the Corporation's profit margin, management has modified its marketing strategy during these years and has enforced expense controls. Management also utilizes new trends such as manufacturers' direct shipment and billing of the customers in exchange for payment to the Corporation of an "agency fee" as a means to reduce equipment related costs while increasing profits. Management's marketing strategy is designed to emphasize provision of technical services and sales of lower revenue/higher profit margin products related to service and support operations. In this regard, management continues its concentration on sales of network and system integration products which yield higher profit margins. Management's efforts include targeting commercial, educational and governmental customers who provide marketplaces for a wide range of products and services at one time, a cost-effective approach to sales. These customers often do not have their own technical staffs and outsource their computer service requirements to companies such as TransNet. Management believes it maximizes profits through concentration on sales of value-added applications; promotion of the Corporation's service and support operations; and strict adherence to cost cutting controls. In light of the above, management emphasizes and continues the aggressive pursuit of an increased volume of sales of technical service and support programs, and promotion of its training services. In the near term, the Corporation believes that product sales will continue to generate a significant percentage of the Company's revenues. In addition, the Corporation's buying agreement with Ingram Micro, Inc. enhances the Corporation's competitive edge through product discounts unavailable through other sources.

Selling, general and administrative expenses decreased to approximately 11% of revenues for the quarter ended March 31, 2001, and 12% for the nine-month period, as compared to 13% of revenue for both the quarter and nine months ended March 31, 2000. The decrease reflects management's efforts to control and reduce administrative expenses, which included reduction in items such as personnel related costs and distribution expenses.

Interest income decreased in the quarter and nine-month period ended March 31, 2001, as compared to similar periods in the prior fiscal year due to the lower amount of invested funds.

Liquidity and Capital Resources

There are no material commitments of the Corporation's capital resources.

The Corporation currently finances a portion of its accounts receivable and finances purchases of portions of its inventory through floor-planning arrangements under which such inventory secures the amount outstanding. The amount due under this financing increased for the quarter and nine-month periods ended March 31, 2001 due to the increase in inventory associated with the increase in hardware sales. Inventory increased in the quarter and nine-month periods ended March 31, 2001 as compared to the corresponding periods in the prior fiscal year also in response to the Corporation's increased volume of sales.

Accounts receivable increased for the quarter and nine-month period ended March 31, 2001, as compared to the same periods in the prior fiscal year as a result of increased hardware sales at the end of the quarter. Accounts payable decreased for the quarter and nine-month period ended March 31, 2001, compared with the same periods in the prior fiscal year as a result of payment of costs related to increased inventory. Cash levels decreased for the three and nine-month periods ended March 31, 2001 as compared to the prior year's periods due to costs associated with increased inventory and increased receivables which resulted from the increased hardware sales volume.

For the fiscal quarter and nine months ended March 31, 2001, as in the similar periods in the prior year, the internal resources of the Corporation were sufficient to enable the Corporation to meet its obligations.

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

The Corporation decided to (i) take corrective action under the IRS Walk-in Closing Agreement Program ["CAP"], (ii) apply for a favorable determination letter with respect to the Plan from the IRS, and (iii) terminate the Plan. The CAP program provides a correction mechanism for "non-amenders" such as the Corporation. Under CAP, the Corporation will be subject to a monetary sanction [which could range from $1,000 to approximately $40,000]. In addition, the Corporation will be required to correct, retroactively, operational violations, and to pay any resulting excise taxes and PBGC premiums and penalties that may be due. In this regard, in connection with settlement negotiations with the IRS, during the December 2000 quarter the Corporation made a contribution to the Plan and made payment of specified sanctions. During the March quarter, the Corporation finalized a settlement agreement with the IRS and is awaiting resolution with the PBGC.

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

                                    TRANSNET CORPORATION
                                  (Registrant)


                                    /s/ Steven J. Wilk
                                    ---------------------------------
                                    Steven J. Wilk, President


                                    /s/ John J. Wilk
                                    ---------------------------------
                                    John J. Wilk,
                                    Principal Financial and Accounting Officer
                                    and Chairman of the Board of Directors



DATE:  May 14, 2001