Form 10-K
period 2001-06-30
TRANSNET CORP
filed 2001-09-27
CIK 99313

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal  year ended  June 30,  2001 [ ]  TRANSITION  REPORT  PURSUANT  TO
SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the Transition period from       to
                              ------    ---------------

                          Commission File Number 0-8693
                                                -------

                              TransNet Corporation
                              --------------------
             (Exact name of registrant as specified in its charter)

      Delaware                            22-1892295
------------------------            ------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification
incorporation or organization)      Number)

45 Columbia Road, Branchburg, New Jersey          08876-3576
----------------------------------------        --------------
(Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code  908-253-0500
                                                  ---------------

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

                              YES   X     NO
                                 -----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or in any amendment to this Form 10-K.
                                    [     ]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $5,289,296 on September 21, 2001 based upon the closing sales price on the OTC Bulletin Board as of said date.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
The number of shares of the registrant's common stock outstanding on September 21, 2001 was 4,774,804 shares (exclusive of Treasury shares).

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

Description of Business

      Products, Sources, and Markets: The sale of computer and related equipment for local area networks ("LAN's") and personal computers ("PC's") accounted for the significant portion of the Corporation's revenues, accounting for 75% and 72% of sales for fiscal 2001 and 2000, respectively. The Corporation is primarily a value added reseller. During the past year, management continued to implement a shift in the Corporation's focus for business growth from hardware sales to marketing a wider array of technical services to its clients in order to maximize profits. In addition, building on its expertise in network installation, the Corporation expanded its marketing and sales of IP telephony products. These products provided for the operation of highly reliable phone systems over data networks. The resulting economies of installation and maintenance have generated increased demand for these products. As part of its single source approach, the Corporation is a systems integrator, combining hardware and software products from different manufacturers into working systems.

      The equipment sold by the Corporation includes microcomputers, workstations, servers, monitors, printers and operating systems software. In addition, the Corporation sells wireless networking products. The principal markets for the Corporation's products are commercial, governmental, and educational customers. These markets are reached by direct sales conducted through the corporate sales department based in Branchburg, New Jersey. The Corporation's direct sales staff enables TransNet to establish relationships with major corporate and educational clients through which it markets the Corporation's technical services.

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

      The Corporation is currently an authorized dealer for Apple, Nortel Networks, Compaq (including authorizations as a Compaq Enterprise Partner and a Compaq Certified Education Partner), Hewlett- Packard, IBM, Intel, NEC, and Toshiba, Microsoft Corporation ("Microsoft") as a Microsoft Certified Solutions Provider, Cisco, Novell, and 3COM. The Corporation also offers a variety of products manufactured by other companies including Lexmark, Okidata, and Xerox/Tektronix. Occasionally, the Corporation will order specific products to satisfy a particular customer requirement. The Corporation evaluates its product line and new products internally and through discussions with its vendors and customers.

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

      Technical Support and Service: Service operations have become a significant source of revenues, comprising 25% of revenues in fiscal 2001, and 28% of revenues in fiscal 2000. Although hardware sales account for the bulk of the Corporation's revenues, management's focus emphasizes the provision of sophisticated technical services, as discussed in "Management's Discussion and Analysis." Because many businesses do not have their own computer technicians on staff, they "outsource" these services and obtain technical services from IT solutions providers such as TransNet. The Corporation provides a wide variety of outsourced network services, personal computer support, repair and standard equipment maintenance to assist customers in obtaining technology that enhances the customers' productivity. These services, which are generally performed at customer sites, include LAN and PC hardware support, systems integration services, help desk services, asset management, relocation services, and installation or installation coordination. The Corporation assists its customers in determining each customer's standard hardware technology, application and operating system software, and networking platform requirements. The Corporation employs specially certified and trained technical systems engineers who perform high-end technology integration services. In addition, the Corporation's staff of specially trained system engineers and service technicians provide service and support on an on-call basis for file servers, personal computers, laptop computers, printers and other peripheral equipment. The Corporation's in-house technical staff performs system configurations to customize computers to the customers' specifications. The Corporation also provides authorized warranty service on the equipment it sells. TransNet is an authorized service and support dealer for the following manufacturers: by Apple, Cisco, Compaq, Dell, Hewlett Packard, IBM, Microsoft (as a Certified Solution Provider), NEC, and Novell.

      The Corporation seeks highly qualified personnel and employs experienced system engineers and technicians to whom it provides authorized manufacturer training and certification programs on an on- going basis. During fiscal 2001, the Corporation continued its efforts to expand its technical staff in response to the increased demand for technical services and the increasing complexity of network systems. The Corporation competes with other resellers and manufacturers, as well as some customers, to recruit and retain qualified employees from a relatively small pool of available candidates.

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

      Suppliers: In order to reduce its costs for computer and related equipment, the Corporation entered into a buying agreement with Ingram Micro, Inc. Under the agreement, the Corporation is able to purchase equipment of various manufacturers at discounts currently unavailable to it through other avenues. The agreement provides that the Corporation may terminate the arrangement upon sixty days notice. During fiscal 2001, the majority of the revenues generated by the Corporation from product sales were attributable to products purchased by the Corporation from Ingram Micro, Inc. pursuant to the Agreement. The balance of the Corporation's product sales were attributable to products purchased from a variety of sources on an as needed order basis. Alternate suppliers include Tech Data Corp., as well as Compaq and IBM, from whom the Corporation purchases direct. Management anticipates that Ingram Micro, Inc. will be a major supplier during fiscal 2002.

      Customers: The majority of the Corporation's corporate customers are commercial users located in the New Jersey - New York City metropolitan area.

      During fiscal 2001, one customer, Merck/Medco Managed Care, LLC ("Medco"), accounted for approximately 22% of the Corporation's revenues, and an affiliate of that customer, Merck & Co. accounted for 16% of the Corporation's revenues. During fiscal 2000, Medco accounted for approximately 41% of the Corporation's revenues. The loss of these customers may have a material adverse impact upon the Corporation if the business could not be replaced from alternate customers.

      No other customer accounted for more than 10% of the Corporation's revenues in fiscal 2001.

      Competition: The sale and service of personal computer systems is highly competitive and may be affected by rapid changes in technology and spending habits in both the business and institutional sectors. The Corporation is in direct competition with any business which is engaged in information technology management, specifically the sale and technical support and service of networks, personal computers and related peripherals. Competitors include larger and longer established companies possessing substantially greater financial resources and substantially larger staffs, facilities and equipment, including several computer manufacturers which have begun to deal directly with the end-users. With respect to IP telephony products, the Corporation competes with similar businesses as well as directly with several product manufacturers and national telecommunication businesses. During the past few years, the industry has experienced and continues to experience a significant amount of consolidation. In the future, TransNet may face fewer but larger competitors as the result of such consolidation.

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

      Employees:  As  of  September  15,  2001,  the  Corporation  employed  200 full-time employees and 16 part-time employees. None of its employees are subject to collective bargaining agreements.

ITEM 2.  PROPERTIES

      The Corporation's executive, administrative, corporate sales offices, and service center are located in Branchburg, New Jersey, where the Corporation leases a building of approximately 21,000 square feet. This "net-net" lease, which currently provides for an approximately $13,810 monthly rental, expires in February 2006. The building is leased from a non-affiliated party.

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

Calendar Year                              Closing Sales Prices
                                            High        Low
1999
     Third Quarter                           4          2.50
     Fourth Quarter                       3.50        2.1875

2000
     First Quarter                       $2.75      $1.96875
     Second Quarter                      2.375         1.625
     Third Quarter                      2.1875         1.625
     Fourth Quarter                     2.0625             1

2001
     First Quarter                     $1.6875       $1.0625
     Second Quarter                       1.92       1.09375

     As of September 15, 2001, the number of holders of record of TransNet's common stock was 2,888. Such number of record owners was determined from the Company's shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

     TransNet has not paid any dividends on its common stock since its inception.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by, the Company's consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

                                             Year Ended June 30,
                            2001       2000         1999       1998         1997
                            ----       ----         ----       ----         ----

Statement of Income Data
Net Sales
  Equipment             42,137,322  33,503,234  28,231,540  60,333,109   61,043,320
  Services              14,280,047  13,063,267  16,074,600  10,091,700    7,588,002
                        56,417,369  46,566,501  44,306,140  70,424,809   68,631,322

Cost of Sales
  Equipment             38,893,267  31,230,050  25,844,701  55,243,196   56,078,869
  Services              10,084,170   9,687,659   9,882,921   7,068,517    5,081,596
                        48,977,437  40,917,709  35,727,622  62,311,713   61,160,465

Gross Profit
   Equipment             3,244,055   2,273,184   2,386,839   5,089,913    4,964,451
   Services              4,195,877   3,375,608   6,191,679   3,023,183    2,506,406
                         7,439,932   5,648,792   8,578,518   8,113,096    7,470,857

Selling, General &
  Administrative         6,800,202   5,980,830   7,073,487   7,529,093    6,465,912

Income before Income
  Taxes                    897,012      26,270   1,836,052   1,274,791    1,088,067

Net Income                 563,012       8,270   1,172,462     923,891    1,032,567

Income (Loss) Per Common
  Share - Basic               0.12           -        0.23        0.18         0.20

Income (Loss) Per Common
  Share - Diluted             0.12           -        0.23        0.18         0.20

Weighted average shares
  outstanding - Basic    4,815,872   4,903,804   5,183,141   5,216,804    5,216,804

Weighted average shares
  outstanding - Diluted  4,884,853   4,903,804   5,183,141   5,216,804    5,216,804

Balance Sheet Data:
Working Capital         12,540,263  11,886,844  11,887,050  11,200,198    9,830,264
Total Assets            17,152,151  17,450,367  17,118,880  15,396,518   18,224,298
Long-Term Obligations            -           -           -           -           -
Shareholders Equity     13,276,997  12,813,126  13,449,272  12,623,810   11,699,919

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      Revenues  for the  fiscal  year ended June 30,  2001 were  $56,417,369  as compared with $46,566,501 for the fiscal year ended June 30, 2000, and $44,306,140 for the fiscal year ended June 30, 1999. The increase in revenues for both fiscal 2001 and 2000 as compared to fiscal 1999 was attributable to respective increases in hardware sales. In addition, several computer manufacturers shipped product directly to and direct-billed TransNet customers, paying TransNet a fee similar to a commission. Although this reduced revenues from hardware sales, it yielded increased profits. Service revenues increased in fiscal 2001 as a result of increased demand for the Corporation's technical services (technical support, repair and maintenance, network integration and training). Service revenues decreased in fiscal 2000 compared to the prior year due to the reduction and/or postponement of projects as a result of clients' focus on Y2K remediation.

      For fiscal 2001, the Corporation reported net income of $563,012 as compared with net income of $8,270 for fiscal 2000, and net income of $1,172,462 for fiscal 1999. The increase in income for fiscal 2001 over the prior year is the result of increase in hardware sales and the provision of higher-end network integration and IP telephony services, as well as improved profit margins on both equipment sales and services. The decrease in income for fiscal 2000 is attributed to a number of factors, including losses in the second and third fiscal quarters which resulted from postponements of software implementation and system upgrade projects by major customers due to their focus on Y2K remediation; decreased profit margins on hardware sales; decreased margins on services due in part to increased salaries of technical personnel; and decreased training revenues resulting from Y2K remediation focus. Service related revenues, a material segment of revenues, are significant in their contributions to net income because these operations yield a higher profit margin than equipment sales. For the fiscal years discussed, revenue from the provision of service, support, outsourcing and network integration is largely the result of the Corporation entering into service contracts with a number of corporate customers to provide service and support for the customer's personal computers, peripherals and networks. Most of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

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

      During fiscal 2001, selling, general and administrative expenses decreased to 12% of revenues, which reflects continued efforts to control expenses, despite increased personnel related costs. This compares to 13% of revenue for fiscal 2000, a decrease over the prior year's 16% due to several factors, including a restructured commission plan, and reduced administrative expenses, such as personnel related expenses, as well as reduced shipping costs due to the direct-ship program.

      Interest income decreased in fiscal 2001 due to lower amount of funds invested and lower interest rates. Interest income increased in fiscal 2000 and 1999, respectively, as compared to the prior years primarily due to higher interest rates and stronger cash positions, which allowed the Corporation to invest larger amounts than in prior years.

Liquidity and Capital Resources

      There are no material commitments of the Corporation's capital resources, other than leases and employment contracts.

      The Corporation currently finances the purchases of portions of its inventory through floor planning arrangements with a third-party lender and a manufacturer's affiliate under which such inventory secures the financed purchases. Inventory increased for fiscal 2001 and 2000 as a result of increased sales volume.

      Accounts receivable decreased in fiscal 2001 compared to the prior year as a result of management's efforts to reduce customers' payment cycles. Accounts receivable increased in fiscal 2000 compared to the prior year as a result of large fiscal year-end hardware orders from customers and increased past due amounts from certain customers. Accounts payable decrease in fiscal 2001 as compared to fiscal 2000 as a result of purchasing cycles at year end, and increased for the both fiscal 2000 and 1999, in each case, compared to the prior year due to the purchase of equipment in late June of each year related to the above referenced customer orders. Floor planning payables increased in fiscal 2001, 2000 and 1999 as a direct result of equipment purchases required to meet increased hardware orders.

      For the fiscal year ended June 30, 2001, as in the fiscal years ended June 30, 2000 and 1999, the internal capital sources of the Corporation were sufficient to enable the Corporation to meet its obligations.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Corporation are as follows:

      Name                     Age       Position
John J. Wilk (a)               73        Chairman of the Board and Treasurer
Steven J. Wilk (a)             44        President and Director
Jay A. Smolyn                  45        Vice President, Operations and Director
Vincent Cusumano (b)(d)        66        Secretary and Director
Earle Kunzig (b)(e)            62        Director
Raymond J. Rekuc (c)           55        Director
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

Compliance with Section 16(a) of the Exchange Act

      Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Corporation pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, the Corporation believes that with respect to fiscal 2001, its officers, directors and beneficial owners of more than 10% of its equity timely complied with all applicable Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth information concerning the compensation paid or accrued by the Corporation during the three years ended on June 30, 2001, to its Chief Executive Officer and each of its other executive officers whose total annual salary and bonus for the fiscal year ended June 30, 2001, exceeded $100,000. All of the Corporation's group life, health, hospitalization or medical reimbursement plans, if any, do not discriminate in scope, terms or operation, in favor of the executive officers or directors of the Corporation and are generally available to all full-time salaried employees.

                             SUMMARY COMPENSATION TABLE

                            Annual Compensation                         Long-Term
                                                                       Compensation
                    ---------------------------------   --------------------------------------------
                                                         Securities
                    Year                                 Underlying
Name and            Ended                   Other Annual  Options    Restricted    LTIP    All Other
Principal Position June 30,  Salary  Bonus  Compensation    SARs    Stock Awards  Payouts Compensation
---------------------------  ------  -----  ------------    ----    ------------  --------------------

Steven J. Wilk       2001  $266,167  $32,880      $0      100,000         0         $0          0
 President and Chief 2000  $250,000      $0       $0            0         0         $0          0
 Executive Officer   1999  $250,000  $82,603      $0            0         0         $0          0

Jay Smolyn           2001  $163,166  $25,645      $0       50,000         0         $0          0
  Vice President     2000  $148,542      $0       $0            0         0         $0          0
  Operations         1999  $135,000  $59,822      $0            0         0         $0          0



                          OPTION GRANTS IN LAST FISCAL YEAR
                                 (individual grants)

      The following table sets forth information with respect to individual grants of stock options to the Named Executive Officer during fiscal 2001.




                  Number of Securities    Percent of Total        Exercise or
                      Underlying        Options/SAR Granted to    Base Price     Expiration
Name of Officer  Options/SAR Granted    Employees in Fiscal      Year ($/Share)     Date
---------------  -------------------    -------------------      --------------     ----

Steven J. Wilk           100,000                28%                  $0.88         1/4/11
Jay A. Smolyn             50,000                14%                  $0.88         1/4/11


                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                          AND FISCAL YEAR-END OPTION VALUES

      The following table sets forth information with respect to the Named Executive Officer concerning the exercise of options during fiscal 2001 and the number and value of unexercised options held as of the end of fiscal 2001.

                                                  Number of Securities  Value of Unexercised
                                                        Underlying          In-the-Money
                                                   Unexercised Options    Options at Fiscal
                       Number of                   at Fiscal Year End;      Year End ($);
Name of Executive   Shares Acquired                  (Exercisable/         (Exercisable/
   Officer            on Exercise   Value Realized   ($)Unexercisable)     Unexercisable)
   -------            -----------   ---------------  -----------------     --------------

Steven J. Wilk             0               0            50,000/50,000         $31,000/0
Jay A. Smolyn              0               0            25,000/25,000         $15,500/0

Employment Contracts with Executive Officers

      TransNet has employment contracts in effect with Steven J. Wilk and Jay A. Smolyn which expire on June 30, 2005. Pursuant to the employment contracts, Steven J. Wilk's annual salary is "at least" $300,000 and Mr. Smolyn's salary is "at least" $165,000 or, in each case, such greater amount as may be approved from time to time by the Board of Directors. The contracts also provide for additional incentive bonuses to be paid with respect to each of the Corporation's fiscal years based upon varying percentages of the Corporation's consolidated pre-tax income exclusive of extraordinary items (3% of the first $500,000, 4% of the next $500,000, 5% of the next $4,000,000 and 6% of amounts in excess of $5,000,000 for Steven J. Wilk, and 2% of pre-tax income in excess of $100,000 to the first $500,000 and 3% in excess of $500,00 for Mr. Smolyn). Steven J. Wilk's employment contract provides for a continuation of full amount of salary payments for 6 months and 50% of the full amount for the remainder of the term in the event of illness or injury. In addition, the employment contracts contain terms regarding the event of a hostile change of control of the Corporation and a resultant termination of the employee's employment prior to expiration of the employment contract. These terms provide that Mr. Smolyn would receive a lump sum payment equal to 80% of the greater of his then current annual salary or his previous calendar year's gross wages including the additional incentive compensation multiplied by the lesser of five or the number of years remaining in the contract. In the case of Steven J. Wilk, the contract provides that in the event of termination of employment due to a hostile change in control, he may elect to serve as consultant at his current salary and performance bonus for a period of five years beginning at the date of the change in control, or he may elect to receive a lump sum payment which would be the greater of 80% of his then current salary or 80% of his previous year's gross wages times five. The contract for Mr. Smolyn provides that the Corporation may terminate his employment, with or without cause. If said termination is without cause, the Corporation shall pay the Employee an amount equal to compensation payable for a period of one-half of the contract period remaining, not to exceed compensation for 18 months. Steven J. Wilk's employment agreement provides that should the Corporation terminate his employment (other than for the commission of willful criminal acts), he may elect to continue as a consultant to the Corporation at his then current compensation level, including the performance bonus, for the lesser of two (2) years or the remainder of the contract term or he may elect to receive a lump sum payment equal to eighty percent of his then current salary plus incentive bonus times the lesser of two (2) years or the remainder of the contract.

Directors' Compensation

      During fiscal 2001, the Company paid $5,000 in directors' fees to each of its three outside directors.

Stock Options

      The Plan provides for the grant of both Non-qualified Stock Options and Incentive Stock Options, as the latter is defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as providing for the granting of Restricted Stock and Deferred Stock Awards, covering, in the aggregate, 500,000 shares of the Company's Common Stock. The purpose of the Plan is to advance the interests of the Company and its shareholders by providing additional incentives to the Company's management and employees, and to reward achievement of corporate goals.

      Awards under the Plan may be made or granted to employees, officers, Directors and consultants, as selected by the Board. The Plan is administered by the entire Board of Directors. All full-time employees and officers of the Company are eligible to participate in the Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

      The following table sets forth, as of August 31, 2001, the number of shares of TransNet's common stock owned beneficially to the knowledge of the Corporation, by each beneficial owner of more than 5% of such common stock, by each director owning shares and by all officers and directors of the Corporation as a group.


Name of Beneficial                  Amount of Shares              Percent of
Owner                              Beneficially Owned              Class (a)
-----                              ------------------              ---------

Directors
Steven J. Wilk (b)                   443,500 shs (c)                  9%
John J. Wilk (b)                     200,500 shs (d)                  4%
Jay A. Smolyn (b)                    108,000 shs (e)                  2%
Susan Wilk-Cort (b)                  93,200 shs (f)                   2%
Vincent Cusumano (b)                 17,000 shs (g)                  ----
Earle Kunzig (b)                     15,000 shs (h)                  ----
Raymond J. Rekuc (b)                 15,000 shs (i)                  ----

All officers and directors            892,200 shs                     17%
as a group (seven persons)
-----------------------------------------
(a)   Based on 4, 934,804 shares outstanding.

(b) The address of all directors is 45 Columbia Road, Branchburg, New Jersey 08876.

(c) Includes 50,000 shares that Mr. Wilk is entitled to purchase upon the exercise of incentive stock options. The options were granted on January 4, 2001 under the Corporation's 2000 Stock Option Plan. The exercise price is $0.88 per share. Does not included 50,000 shares that Mr. Wilk will be entitled to purchase upon the exercise of similar options which will vest on January 4, 2003.

(d) Includes 25,000 shares that Mr. Wilk is entitled to purchase upon the exercise of incentive stock options. The options were granted on January 4, 2001 under the Corporation's 2000 Stock Option Plan. The exercise price is $0.88 per share. Does not included 25,000 shares that Mr. Wilk will be entitled to purchase upon the exercise of similar options which will vest on January 4, 2003.

(e) Includes 25,000 shares that Mr. Smolyn is entitled to purchase upon the exercise of incentive stock options. The options were granted on January 4, 2001 under the Corporation's 2000 Stock Option Plan. The exercise price is $0.88 per share. Does not included 25,000 shares that Mr. Smolyn will be entitled to purchase upon the exercise of similar options which will vest on January 4, 2003.

(f) Includes 15,000 shares that Ms. Wilk-Cort is entitled to purchase upon the exercise of incentive stock options. The options were granted on January 4, 2001 under the Corporation's 2000 Stock Option Plan. The exercise price is $0.88 per share. Does not included 15,000 shares that Ms. Wilk-Cort will be entitled to purchase upon the exercise of similar options which will vest on January 4, 2003.

(g) Includes 15,000 shares that Mr. Cusumano is entitled to purchase upon the exercise of incentive stock options. The options were granted on January 4, 2001 under the Corporation's 2000 Stock Option Plan. The exercise price is $0.88 per share.

(h) Includes 15,000 shares that Mr. Kunzig is entitled to purchase upon the exercise of incentive stock options. The options were granted on January 4, 2001 under the Corporation's 2000 Stock Option Plan. The exercise price is $0.88 per share.

(i) Includes 15,000 shares that Mr. Rekuc is entitled to purchase upon the exercise of incentive stock options. The options were granted on January 4, 2001 under the Corporation's 2000 Stock Option Plan. The exercise price is $0.88 per share.

      John J. Wilk and Steven J. Wilk, chairman of the board of directors and president of the Corporation as well as beneficial owners of 4% and 9% respectively, of TransNet's common stock may each be deemed to be a "parent" of the Corporation within the meaning of the Securities Act of 1933.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On November 11, 1998, the Company executed an agreement to sell approximately 6.32 acres of unimproved real property in Mountainside, New Jersey (the "Real Property") to W Realty LLC ("W Realty") for the appraised value of $1,000,000. W Realty is a partnership, which at the time of sale consisted of John J. Wilk, Chairman of the Board, and Raymond J. Rekuc, a Director of the Company. The purchase price was payable through a credit extended by W Realty as sub-lessor to the Company as sub-lessee for the $410,000 of rent payable by the Company over the last two years of its sublease (through February 2001) for its principal facility in Somerville, New Jersey and a $590,000 promissory note executed by W Realty payable in installments of $150,000 in February 1998 and $440,000 in November 1998. The note was at an interest rate of 8% per annum and was secured by a mortgage on the Real Property. The $150,000 payment due in February 1998 was paid and $190,000 of the payment due in November 1998 was paid with interest. Payment of the $250,000 balance was renegotiated under a revised Note which provides for payment of the principal on November 1, 2000, which has been extended until June 30, 2002, at an interest rate of 6.5%. At the time of issuance of the new Note, the Company released its mortgage lien on the Real Property in order to permit W Realty, which now includes an unaffiliated third partner, to lease the Real Property to another third party. In place of the mortgage lien, the new Note is secured by the partnership interests of W Realty owned by Messrs. Wilk and Rekuc.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements
         --------------------
  o   Independent Auditor's Report.
   o Consolidated Balance Sheets as of June 30, 2000 and June 30, 1999.
   o Consolidated Statements of Operations for the Years Ended June 30, 2000, 1999 and 1998. o Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2000, 1999 and 1998. o Consolidated Statements of Cash Flows for the Years Ended June 30, 2000, 1999 and 1998. o Notes to Consolidated Financial Statements

   3.  Exhibits

10.3 Employment Agreements expiring on June 30, 2005 with Steven J. Wilk and Jay A. Smolyn

    Exhibits                                 Incorporated by Reference to
    --------                                 ----------------------------

    3.1(a) Certificate of Incorporation,     Exhibit 3(A) to Registration
    as amended                               Statement on Form S-1 (File No.
                                             2-42279)

    3.1(b) October 3, 1977 Amendment         Exhibit 3(A) to Registration
    to Certificate of Incorporation          Statement on Form S-1 (File No.
                                             2-42279)

    3.1 (c) March 17, 1993 Amendment
    to Certificate of Incorporation

    3.2 (a) Amended By-Laws                  Exhibit 3 to Annual Report on Form
                                             10-K for year ended June 30, 1987

    3.2 (b) Article VII, Section 7 of the    Exhibit to Current Report on
    By-Laws, as amended                      Form 8-K for January 25, 1990

    4.1 Specimen Common Stock                Exhibit 4(A) to Registration
    Certificate                              Statement on Form S-1 (File No.
                                             2-42279)

    10.1 March 1, 1991 lease agreement       Exhibit 10.1 to Annual Report on
    between W.  Realty and the               Form 10-K for year ended June 30,
    Corporation  for premises at 45          1991
    Columbia Road, Somerville (Branchburg),
    New Jersey

    10.2  February 1, 1996  amendment to     Exhibit 10.2 to Annual  Report on
    Lease Agreement  between W.  Realty and  Form 10-K for year ended June 30,
    the Corporation for premises at 45       1996
    Columbia Road, Somerville, New Jersey

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

(b)   Reports on Form 8-K
      -------------------
    The Corporation did not file any reports on Form 8-K with respect to or during the quarter ended June 30, 2000.

    (22) Subsidiaries - The following table indicates the sole wholly-owned active subsidiary of TransNet Corporation and its state of incorporation.

    Name                                     State of Incorporation
    ----                                     ----------------------

    Century American Corporation             Delaware

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                                  TransNet Corporation

Date:   September 27, 2001                By /s/ Steven J. Wilk
                                          ------------------------------------
                                          Steven J. Wilk
                                          Chief Executive Officer


Date:   September  27, 2001               By /s/ John J. Wilk
                                          ------------------------------------
                                          John J. Wilk
                                          Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ Steven J. Wilk                     Date:  September 27, 2001
------------------------------------
       Steven J. Wilk, Director


By /s/ John J. Wilk                       Date:  September 27, 2001
------------------------------------
     John J. Wilk, Director


By /s/ Jay A. Smolyn                      Date:  September 27, 2001
------------------------------------
     Jay A. Smolyn, Director


By /s/ Raymond J. Rekuc                   Date:  September 27, 2001
------------------------------------
     Raymond J. Rekuc, Director


By /s/ Vincent Cusumano                   Date:  September 27, 2001
------------------------------------
     Vincent Cusumano


By /s/ Earle Kunzig                       Date:  September 27, 2001
------------------------------------
     Earle Kunzig


By /s/ Susan M. Wilk-Cort                 Date:  September 27, 2001
------------------------------------
     Susan M. Wilk-Cort, Director

                            INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of TransNet Corporation
  Somerville, New Jersey


            We have audited the accompanying consolidated balance sheets of TransNet Corporation and its subsidiary as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

            We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransNet Corporation and its subsidiary as of June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.








                                          MOORE STEPHENS, P. C.
                                          Certified Public Accountants.

Cranford, New Jersey
August 3, 2001

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------


                                                              June 30,
                                                              --------
                                                         2 0 0 1      2 0 0 0
                                                         -------      -------
Assets:
Current Assets:
  Cash and Cash Equivalents                           $ 6,301,210   $5,208,558
  Accounts Receivable - Net                             7,566,102    9,357,398
  Inventories                                           1,886,988    1,377,729
  Mortgage Receivable - Related Party                     250,000      250,000
  Other Current Assets                                    125,358       86,500
  Deferred Tax Asset                                      256,055      231,900
                                                      -----------   ----------

  Total Current Assets                                 16,385,713   16,512,085

Property and Equipment - Net                              530,969      569,000

Other Assets                                              235,469      369,282
                                                      -----------   ----------

  Total Assets                                        $17,152,151   $17,450,367
                                                      ===========   ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                    $   674,896   $2,055,484
  Accrued Expenses                                        409,872      378,858
  Accrued Payroll                                         220,551      175,614
  Income Taxes Payable                                    310,979           --
  Floor Plan Payable                                    2,229,152    2,015,285
                                                      -----------   ----------

  Total Current Liabilities                             3,845,450    4,625,241
                                                      -----------   ----------

Deferred Tax Liability                                     29,704       12,000
                                                      -----------   ----------

Commitments and Contingencies                                  --           --
                                                      -----------   ----------

Stockholders' Equity:
  Capital Stock - Common, $.01 Par Value,  Authorized
   15,000,000 Shares; Issued 7,469,524 Shares in 2001
   and 2000 [of which 2,694,720 are in Treasury in 2001
   and 2,614,220 in 2000]                                  74,695       74,695

  Additional Paid-in Capital                           10,686,745   10,686,745

  Retained Earnings                                     9,823,757    9,260,745
                                                      -----------   ----------

  Totals                                               20,585,197   20,022,185
  Less:  Treasury Stock - At Cost                      (7,308,200)  (7,209,059)
                                                      -----------   ----------

  Total Stockholders' Equity                           13,276,997   12,813,126
                                                      -----------   ----------

  Total Liabilities and Stockholders' Equity          $17,152,151   $17,450,367
                                                      ===========   ===========

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------



                                                  Y e a r s   e n d e d
                                           ----------------------------------
                                                     J u n e   3 0,
                                           ----------------------------------
                                             2 0 0 1     2 0 0 0      1 9 9 9
                                             -------     -------      -------

Revenue:
  Equipment                               $42,137,322 $ 33,503,234 $28,231,540
  Services                                 14,280,047   13,063,267  16,074,600
                                          ----------- ------------ -----------

  Total Revenue                            56,417,369   46,566,501  44,306,140
                                          ----------- ------------ -----------

Cost of Revenue:
  Equipment                                38,893,267   31,230,050  25,844,701
  Services                                 10,084,170    9,687,659   9,882,921
                                          ----------- ------------ -----------

  Total Cost of Revenue                    48,977,437   40,917,709  35,727,622
                                          ----------- ------------ -----------

  Gross Profit                              7,439,932    5,648,792   8,578,518

Selling, General and Administrative
  Expenses                                  6,800,202    5,980,830   7,073,487
                                          ----------- ------------ -----------

  Operating Income [Loss]                     639,730     (332,038)  1,505,031
                                          ----------- ------------ -----------

Interest Income:
  Interest Income                             234,782      333,908     296,310
  Interest Income - Related Party              22,500       24,400      33,000
  Other Income                                     --           --       1,711
                                          ----------- ------------ -----------

  Total Interest Income                       257,282      358,308     331,021
                                          ----------- ------------ -----------

  Income Before Income Tax Expense            897,012       26,270   1,836,052

Income Tax Expense                            334,000       18,000     663,590
                                          ----------- ------------ -----------

  Net Income                              $   563,012 $      8,270 $ 1,172,462
                                          =========== ============ ===========

  Basic Net Income Per Common Share       $       .12 $         -- $       .23
                                          =========== ============ ===========

  Diluted Net Income Per Common Share     $       .12 $         -- $       .23
                                          =========== ============ ===========

  Weighted Average Common Shares
   Outstanding - Basic                      4,815,872    4,903,804   5,183,141
                                          =========== ============ ===========

  Weighted Average Common Shares
   Outstanding - Diluted                    4,884,853    4,903,804   5,183,141
                                          =========== ============ ===========



See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------


                                                                                                          Total
                                       Common Stock   Paid-in       Retained        Treasury Stock   Stockholders'
                                    Shares    Amount     Capital    Earnings     Shares      Amount      Equity

Balance - June 30, 1998          7,469,524  $   74,695 $10,686,745 $8,080,013  (2,252,270)$(6,217,643) $12,623,810

  Treasury Shares Purchased             --          --         --          --    (150,000)   (347,000)   (347,000)

  Net Income                            --          --         --   1,172,462          --          --   1,172,462
                                ----------  ---------- ----------  ---------- ----------- -----------  ----------

Balance - June 30, 1999          7,469,524      74,695 10,686,745   9,252,475  (2,402,720) (6,564,643) 13,449,272

  Treasury Shares Purchased             --          --         --          --    (211,500)   (644,416)   (644,416)

  Net Income                            --          --         --       8,270          --          --       8,270
                                ----------  ---------- ----------  ---------- ----------- -----------  ----------

Balance - June 30, 2000          7,469,524      74,695 10,686,745   9,260,745  (2,614,220) (7,209,059) 12,813,126

  Treasury Shares Purchased             --          --         --          --     (80,500)    (99,141)    (99,141)

  Net Income                            --          --         --     563,012          --          --     563,012
                                ----------  ---------- ----------  ---------- ----------- -----------  ----------

Balance - June 30, 2001          7,469,524  $   74,695 $10,686,745 $9,823,757  (2,694,720)$(7,308,200) $13,276,997
                                ==========  ========== =========== ========== =========== ===========  ===========



See Notes to Consolidated Financial Statements.


TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                   Y e a r s   e n d e d
                                            ----------------------------------
                                                      J u n e   3 0,
                                            ----------------------------------
                                              2 0 0 1     2 0 0 0      1 9 9 9
                                              -------     -------      -------
Operating Activities:
  Net Income                                $  563,012  $    8,270  $1,172,462
                                            ----------  ----------  ----------
  Adjustments  to  Reconcile  Net  Income  to
   Net Cash  Provided  by [Used  for]
   Operating Activities:
   Depreciation and Amortization               186,225     324,787     375,702
   Loss on Sale of Equipment                        --          --       2,517
   Provision for Doubtful Accounts              40,247      35,000      30,000
   Discounting of Deferred Charges                  --      64,000      64,000
   Deferred Income Taxes                        (6,000)     18,000    (141,000)

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                     1,750,598  (2,656,047)   (438,917)
     Inventories                              (509,259)   (490,793)    520,746
     Other Current Assets                      (38,858)    (30,470)     80,591
     Other Assets                              119,842     130,366      (5,473)
     Mortgage Receivable - Related Party            --          --      24,429

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses  (1,349,574)    816,056     346,295
     Other Current Liabilities                  44,937          --    (156,653)
     Deferred Income                                --          --    (100,649)
     Income Taxes Payable                      310,979    (664,161)    453,955
                                            ----------  ----------  ----------

   Total Adjustments                           549,137  (2,453,262)  1,055,543
                                            ----------  ----------  ----------

  Net Cash - Operating Activities            1,112,149  (2,444,992)  2,228,005
                                            ----------  ----------  ----------

Investing Activities:
  Capital Expenditures                        (134,223)   (134,117)   (256,152)
  Mortgage Receivable Proceeds - Related
   Party                                            --          --     190,000
                                            ----------  ----------  ----------

  Net Cash - Investing Activities             (134,223)   (134,117)    (66,152)
                                            ----------  ----------  ----------

Financing Activities:
  Floor Plan Payable - Net                     213,867     814,842     423,542
  Treasury Shares Repurchased                  (99,141)   (644,416)   (347,000)
                                            ----------  ----------  ----------

  Net Cash - Financing Activities              114,726     170,426      76,542
                                            ----------  ----------  ----------

  Net Increase [Decrease] in Cash and
   Cash Equivalents                          1,092,652  (2,408,683)  2,238,395

Cash and Cash Equivalents - Beginning
  of Years                                   5,208,558   7,617,241   5,378,846
                                            ----------  ----------  ----------

  Cash and Cash Equivalents - End of Years  $6,301,210  $5,208,558  $7,617,241
                                            ==========  ==========  ==========

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                   Y e a r s   e n d e d
                                            ----------------------------------
                                                      J u n e   3 0,
                                            ----------------------------------
                                              2 0 0 1     2 0 0 0      1 9 9 9
                                              -------     -------      -------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:
   Interest                                 $       --  $       --  $       --
   Income Taxes                             $   17,000  $       --  $  384,019

Supplemental Disclosures of Non-Cash Investing Activities:
  During  2001,  the  Company  disposed  of   approximately   $38,500  of  fully
depreciated property and equipment.





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

[C] Accounts Receivable - Accounts receivable have been reduced by an allowance for doubtful accounts of approximately $191,000 and $150,000 as of June 30, 2001 and 2000, respectively. The receivables secure a floor plan agreement [See Note 8C].

[D] Inventories - The Company's inventory is valued at the lower of cost [determined on the moving average-cost basis] or market. The inventory secures borrowings under a floor plan financing agreement [See Note 8C].

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

[H] Earnings Per Share - Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted earnings per share is based on the weighted average number of common and common equivalent shares outstanding. The calculation of common equivalent shares issued takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be purchased with the funds received from the exercise, based on the average price during the year. Certain rights and options listed in Note 10 and 12 may be potentially dilutive in the future.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
------------------------------------------------------------------------------



[2] Summary of Significant Accounting Policies [Continued]

[I] Concentrations of Credit Risk - At June 30, 2001 and 2000, the Company maintained cash balances [excluding repurchase agreements discussed in Note 3] in excess of FDIC insured limits of approximately $350,000 and $226,000, respectively.

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

[J] Business Concentrations - The Company is engaged in the sale and technical support and service of local area networks, personal computer systems, and peripheral equipment, software, and supplies to companies and organizations located primarily in the New Jersey - New York City Metropolitan area and is currently an authorized dealer for several computer products suppliers, including Apple, Compaq, Hewlett Packard, IBM, Intel, NEC, Toshiba and Microsoft Corporation. If the Company were to lose any of its dealer authorizations or if it were to experience significant delays, interruptions or reductions in its supply of hardware and software, the Company's revenues and profits could be adversely affected.

[K] Advertising Costs - The Company participates in cooperative advertising programs with its vendors, whereby the vendors absorb the costs of advertising. During the year ended June 30, 2001, 2000 and 1999, the Company incurred additional advertising expense of $73,113, $80,526 and $4,987, respectively. Advertising costs are expensed as incurred.

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

[M] Stock  Options  Issued to  Employees  - The  Company  adopted  Statement  of
Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," for financial note disclosure purposes and continues to apply the intrinsic value method of Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees," for financial reporting purposes [See Note 12].

[3] Repurchase Agreements

Repurchase agreements included in cash equivalents as of June 30, 2001 and 2000 consisted of:


                                         Cost        Fair Value
                                         ----        ----------
June 30, 2001:
  Repo 3.0%, Due July 1, 2001       $ 5,677,017     $ 5,790,557

This security is backed by $5,729,365 of G.N.M.A. bonds maturing May 16, 2016 with a variable interest rate of 6.50%.

                                         Cost       Fair Value
                                         ----       ----------
June 30, 2000:
  Repo 5.35%, Due July 1, 2000      $ 4,397,070    $ 4,397,070

This security is backed by $4,761,655 of F.N.M.A. bonds maturing June 18, 2028 with an interest rate of 6.50%.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
------------------------------------------------------------------------------




[4] Inventories

Inventories consist of:
                                                    June 30,
                                                    --------
                                              2 0 0 1      2 0 0 0
                                              -------      -------

Product Inventory                           $1,631,182   $1,027,271
Service Parts                                  255,806      350,458
                                            ----------   ----------

  Totals                                    $1,886,988   $1,377,729
  ------                                    ==========   ==========

[5] Mortgage Receivable - Related Party

In November 1998, the Company sold approximately 6.32 acres of unimproved real property in Mountainside, New Jersey [the "real property"] to W. Realty LLC, ["W. Realty"] for the appraised value of $1,000,000. W. Realty is partially owned by an officer and a director of the Company. The original purchase price was payable through a $410,000 credit extended by W. Realty as lessor to the Company covering the last two years of its lease [See Note 8A] and a $590,000 promissory note payable.

In February 1999, the remaining $250,000 principal balance owed on the mortgage was refinanced. Repayment terms under the refinanced note payable included monthly interest only payments and full principal balance due November 2000 at an interest rate of 9.0% per annum. Under an agreement entered into in fiscal 2001, the repayment of $250,000 in principal has been extended until June 2002 at an interest rate of 6.5% per annum. The note is secured by an interest in the partnership of W. Realty. During the years ended June 30, 2001, 2000 and 1999, the Company recorded approximately $22,500, $24,400 and $33,000 of interest on the mortgage receivable obligation, respectively.

[6] Property, Equipment, Depreciation and Amortization

Property and equipment and accumulated depreciation and amortization as of June 30, 2001 and 2000 are as follows:

                                                         June 30,
                                                         --------
                                                    2 0 0 1      2 0 0 0
                                                    -------      -------

Automobiles                                       $  211,622   $ 230,598
Office Equipment                                   1,636,619   1,526,181
Furniture and Fixtures                               321,161     316,976
Leasehold Improvements                               273,102     273,102
                                                  ----------   ---------

Totals                                             2,442,504   2,346,857
Less:  Accumulated Depreciation and Amortization   1,911,535   1,777,857
                                                  ----------   ---------

  Property and Equipment - Net                    $  530,969   $ 569,000
  ----------------------------                    ==========   =========

Total depreciation and amortization expense amounted to $172,254, $310,816 and $361,731 for the years ended June 30, 2001, 2000 and 1999, respectively.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
------------------------------------------------------------------------------



[7] Intangible Assets

Intangible assets and accumulated amortization as of June 30, 2001 and 2000 are as follows:

                                                     June 30,
                                                     --------
                                                2 0 0 1     2 0 0 0
                                                -------     -------

Licenses                                       $   20,000 $   20,000
Goodwill                                          259,422    259,422
                                               ---------- ----------

Totals                                            279,422    279,422
Less:  Accumulated Amortization                   159,838    145,867
                                               ---------- ----------

  Intangible Assets - Net                      $  119,584 $  133,555
  -----------------------                      ========== ==========

Intangible assets are included in other assets for financial reporting purposes. Amortization expense for fiscal 2001, 2000 and 1999 was $13,971, $13,971 and $13,971, respectively.

[8] Commitments and Related Party Transactions

[A] Leasing Agreements - During fiscal 1991, the Company entered into a five year lease with three five year renewal options with W. Realty, an affiliate of an officer and a director of the Company, for its primary office and warehouse facility. In fiscal 2001, the Company renewed its leases of office and warehouse space under this operating lease agreement through February 2006. Terms of the agreement provide for annual base rent of $165,718 which is adjusted annually based on a cost of living calculation.

In addition to the annual base rent, the office and warehouse lease requires the Company to pay for certain contingent expenses such as building maintenance, insurance and real estate taxes. Total contingent lease expenses were $77,008, $92,161 and $63,911 for the years ended June 30, 2001, 2000 and 1999, respectively.

The fixed annual base rent [exclusive of an annual cost of living adjustment] of the office and warehouse lease for the next five (5) years are as follows:

2002                                           $  165,718
2003                                              165,718
2004                                              165,718
2005                                              165,718
2006                                              110,472
Thereafter                                             --
                                               ----------

  Total                                        $  773,344
  -----                                        ==========

Total rent expense was $200,352, $203,960 and $201,840 for the years ended June 30, 2001, 2000 and 1999, respectively.

Included in other assets at June 30, 2001 and 2000, the Company had prepaid rent of approximately $-0- and $123,800, respectively, which represents the discounted present value of the last two years of the above lease commitment pursuant to the sale of land [See Note 5].

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
------------------------------------------------------------------------------

[8] Commitments and Related Party Transactions [Continued]

[B] Employment Agreements - Effective July 1995, the Company entered into five [5] year employment agreements with two officers of the Company which provide for salaries of $135,000 and $250,000. In January 2001, these two employment agreements were renewed for an additional five [5] year period through June 2005. Provisions of the renewed agreements provide for annual salaries of $165,000 and $300,000. In addition, the renewed agreements continue to provide for a "Performance Bonus" based on percentages of two (2) to six (6) percent applied to certain levels of the Company pre-tax profits. The bonus expense recorded was approximately $50,000, $-0-, and $125,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

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

[C] Floor Plan Payable - The Company finances inventory purchases through a floor plan wholesale credit line with a finance company, which is secured by substantially all assets of the Company. At June 30, 2001, the Company had a maximum credit line of $4,500,000, of which $2,271,000 was unused. Provisions of the floor plan agreement provide that the lender may at its sole discretion from time to time determine the maximum amount of financing which it elects to extend based on certain eligible inventory and accounts receivable balances. The outstanding borrowing under the credit line at June 30, 2001 and 2000 was approximately $2,229,000 and $2,015,000, respectively. Payments on the credit line are due currently and are interest free for a 30 day period. If not repaid in full, interest is calculated based on the average daily outstanding balance under the line of credit at a rate of the greater of 6% or the prime rate. Purchases made under the credit lines were repaid in full within the 30 day interest free repayment period. Accordingly, no interest expense has been incurred for the years ended June 30, 2001, 2000 and 1999. The prime rate and the weighted average interest rate were 6.75% and 7.5%, respectively at June 30, 2001, 9.50% and 7.50%, respectively at June 30, 2000, and 8.50% and 7.50%, respectively at June 30, 1999.

[9] Income Taxes

The provision for income taxes is summarized as follows:
                                                     Y e a r s   e n d e d
                                             ---------------------------------
                                                        J u n e   3 0,
                                             ---------------------------------
                                               2 0 0 1     2 0 0 0     1 9 9 9
                                               -------     -------     -------
Federal:
  Current                                    $ 271,000   $      --  $  680,590
  Deferred                                      (4,900)     13,500    (120,000)
                                             ---------   ---------  ----------

  Federal Provision                            266,100      13,500     560,590
                                             ---------   ---------  ----------

State:
  Current                                       69,000          --     124,000
  Deferred                                      (1,100)      4,500     (21,000)
                                             ---------   ---------  ----------

  State Provision                               67,900       4,500     103,000
                                             ---------   ---------  ----------

  Income Tax Expense                         $ 334,000   $  18,000  $  663,590
  ------------------                         =========   =========  ==========

Deferred income taxes arise from temporary differences including depreciation, inventory reserves, allowance for doubtful accounts and expense accruals.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
------------------------------------------------------------------------------


[9] Income Taxes [Continued]

The deferred tax asset and liability in the accompanying consolidated balance sheets include the following components:
                                                           June 30,
                                                           --------
                                                      2 0 0 1     2 0 0 0
                                                      -------     -------

Accounts Receivable Allowance                      $    76,400 $    60,000
Inventory Allowance                                     32,000      28,000
Accrued Expenses                                       115,355     111,300
Other Temporary Differences                             32,300      32,600
                                                   ----------- -----------

  Deferred Tax Assets                                  256,055     231,900
Deferred Tax Liabilities - Depreciation and
 Amortization                                           29,704      12,000
                                                   ----------- -----------

  Net Deferred Tax Asset                           $   226,351 $   219,900
  ----------------------                           =========== ===========

The following is a reconciliation of income taxes at the U.S. statutory tax rate to the taxes actually provided:
                                                     Y e a r s   e n d e d
                                             ---------------------------------
                                                        J u n e   3 0,
                                             ---------------------------------
                                                2 0 0 1    2 0 0 0     1 9 9 9
                                                -------    -------     -------

U.S. Statutory Rate Applied to Pretax Income $ 283,900   $   9,000  $  624,000
State Taxes                                     47,800       1,800     132,000
Other Permanent Differences                      2,300       7,200     (92,410)
                                             ---------   ---------  ----------

  Income Tax Expense                         $ 334,000   $  18,000  $  663,590
  ------------------                         =========   =========  ==========

[10] Earnings Per Share

The following table reconciles the denominator of the diluted earnings per share computation as shown in the consolidated statement of operations.

                                                      Years ended June 30,
                                               ---------------------------------
                                                 2 0 0 1    2 0 0 0     1 9 9 9
                                                 -------    -------     -------
Diluted EPS Calculation:
  Basic Common Shares Outstanding              4,815,872   4,903,804   5,183,141
  Effect of Common Stock Options                  68,981          --          --
                                               ---------  ---------- -----------

  Diluted Common and Common Equivalent Shares  4,884,853   4,903,804   5,183,141
  -------------------------------------------  =========  ========== ===========

Options to purchase 75,000 shares of the Company's common stock were outstanding during the year ended June 30, 2001 but were not included in the computation of diluted EPS because the exercise price of the options was greater than the average market price of the common stock for the periods reported.

[11] Defined Contribution Plans

The Company maintains a defined contribution pension plan which covers substantially all of the Company's employees. The contribution amount is determined at the discretion of management. There was no expense for the plan for the years ended June 30, 2001, 2000 and 1999.

Effective January 1, 1995, the Company adopted another defined contribution [401(k)] plan covering all eligible employees. Under the terms of the Plan, participating employees elect to contribute a portion of their salaries to the Plan. The Company matches up to a certain percentage of the employees' contribution. Expense for the years ended June 30, 2001, 2000 and 1999 was $44,363, $44,978 and $34,625, respectively.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
------------------------------------------------------------------------------




[12] Stockholders' Rights Plan and 2000 Stock Option Plan

On February 6, 1990, the Board of Directors adopted a Stockholders' Rights Plan, which entitles the Right holder, upon the occurrence of specified triggering events, i.e., the acquisition by a person or group of beneficial ownership of 20% or more of outstanding shares; the commencement of a tender offer for 20% or more of outstanding shares [unless an offer is made for all outstanding shares at a price deemed by the Continuing Board to be fair and in the best interest of stockholders] and the determination by the Board that a person is an "Adverse Person," as defined in the Rights Agreement to purchase one share of common stock at an exercise price of $7.50 per share, or in certain "take over" situations, common stock equal in value to two times the exercise price. Subsequent to a triggering event, if the Company is acquired in a merger or other business transaction in which the Company is not the surviving corporation [unless Board approved], or 50% or more of the Company's assets or earning power is sold or transferred, each holder of a Right shall have the right to receive upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right. The Rights may be redeemed by the Company for $.01 per Right at any time prior to the determination of the Board that a person is an Adverse Person or ten days following a public announcement of the acquisition of, or commencement of a tender offer for, 20% of the outstanding common stock. The Rights initially expired in February 2000, but were extended to February 2010.

Under terms of the Company's 2000 Stock Option Plan ["the Plan"], employees, directors, and consultants may be granted incentive stock options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted [110% of fair market value for incentive stock options granted to holders of more than 10% of the voting stock of the Company]. The Plan also provides for non-qualified stock options to be issued with an exercise price of not less than 85% of the fair market value of the common stock. The Company has reserved 500,000 shares of the Company's common stock for distribution under the Plan. Shares of common stock under the Plan may consist, in whole or in part, of authorized and unissued treasury stock. Options vest over a 5 year period and are exercisable over a 10 year period.

Information related to all stock options granted by the Company is as follows:

                                                                Weighted Average
                                             Weighted            Exercise Price
                              Number of      Average     Options   of Options
                                Shares  Exercise Price  Exercisable Exercisable
                                ------  --------------  ----------- ------------
Outstanding - June 30, 1998           --   $      --           --    $     --
  Granted                             --          --           --          --
  Exercised                           --          --           --
  Forfeited/Canceled                  --          --           --          --
                               ---------   ---------    ---------    --------

Outstanding - June 30, 1999           --          --           --          --
  Granted                             --          --           --          --
  Exercised                           --          --           --
  Forfeited/Canceled                  --          --           --          --
                               ---------   ---------    ---------    --------

Outstanding - June 30, 2000           --          --           --          --
  Granted                        437,000        1.01      246,750        1.09
  Exercised                           --          --           --
  Forfeited/Canceled                  --          --           --          --
                               ---------   ---------    ---------    --------

  Outstanding - June 30, 2001    437,000   $    1.01      246,750    $   1.09
  ---------------------------  =========   =========    =========    ========

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
------------------------------------------------------------------------------



[12] Stockholders' Rights Plan and Incentive Stock Option Plan [Continued]

The following table summarizes information about stock options outstanding at June 30, 2001:

                                 Options Outstanding         Options Exercisable
                                         Weighted-
                                          Average  Weighted-           Weighted-
                                         Remaining  Average             Average
           Range of        Number       Contractual Exercise   Number  Exercise
        Exercise Prices  of Options        Life     Price    of Options  Price
        ---------------  ----------        ----     -----    ----------  -----

             $.88         362,000          4.6       $.88     171,750     $.88
            $1.59          75,000           --      $1.59      75,000    $1.59

The exercise price for each of the above grants was determined by the Board of Directors of the Company to be equal to the fair market value of the common stock on the day of grant [110% of the fair market value for incentive stock option grants to holders of more than 10% of the voting stock of the Company]. Pursuant to the required pro forma disclosure under the fair value method of estimating compensation cost, the Company has estimated the fair value of its stock option grants by using the Black-Scholes option pricing method with the following weighted-average assumptions:

                                                  2 0 0 1    2 0 0 0   1 9 9 9
                                                  -------    -------   -------

Expected Option Term (Years)                      5 years       --        --
Risk-Free Interest Rate (%)                         6.0%        --        --
Expected Volatility (%)                              64%        --        --
Dividend Yield (%)                                    0%        --        --
Weighted Average Fair Value of Options Granted    $  .52    $   --    $   --

The Company applies APB Opinion No. 25 and the related Interpretations for stock options issued employees. Accordingly, no compensation cost has been recognized for option grants. Had compensation cost for these awards been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company's net income would have been adjusted to the pro forma amounts indicated below:

                                              2 0 0 1     2 0 0 0      1 9 9 9
                                              -------     -------      -------

Net Income:
  as Reported                             $    563,012  $    8,270   $1,172,462
  Compensation Expense for Stock Options      (189,267)         --           --
                                          ------------  ----------   ----------

  Pro Forma Net Income                    $    373,745  $    8,270   $1,172,462
                                          ============  ==========   ==========

Basic Earnings Per Share as Reported      $        .12  $       --   $      .23
Pro Forma Basic Earnings Per Share        $        .08  $       --   $      .23
Diluted Earnings Per Share as Reported    $        .12  $       --   $      .23
Pro Forma Diluted Earnings Per Share      $        .08  $       --   $      .23

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
------------------------------------------------------------------------------



[13] Contingencies

Management has been notified of an unasserted possible claim or assessment involving the Company's pension plan. The pension plan was adopted in 1981 as a defined benefit plan. In 1989, various actions were taken by the Company to terminate the pension plan, to convert it to a defined contribution plan and to freeze benefit accruals. However, no filing for plan termination was made with the Pension Benefit Guaranty Corporation [the "PBGC"]. Additionally, a final amended and restated plan document incorporating the foregoing amendments and other required amendments including those required by the Tax Reform Act of 1986 have not been properly adopted. In addition, since 1989, it appears that certain operational violations occurred in the administration of the Plan including the failure to obtain spousal consents in certain instances where it was required.

The Company decided to (i) take corrective action under the IRS Walk-in Closing Agreement Program ["CAP"], (ii) apply for a favorable determination letter with respect to the Plan from the IRS, and (iii) terminate the Plan. The CAP program provides a correction mechanism for "non-amenders" such as the Company. Under CAP, the Company may be subject to monetary sanctions ranging from $1,000 to $40,000. In addition, the Company will be required to correct, retroactively, operational violations, and to pay any resulting excise taxes and PBGC premiums and penalties that may be due. In December 2000, the Company made a contribution to the Plan along with payments of specified sanctions in connection with the IRS settlement. The Company is awaiting resolution with the PBGC.

The Company from time to time becomes involved in various routine legal proceedings in the ordinary course of its business. Management of the Company, believes that the legal matters mentioned above and the outcome of remaining pending legal proceedings and unasserted claims in the aggregate will not have a material effect on its consolidated statement of operations, consolidated balance sheet, or liquidity.

[14] Significant Customer

During  the years  ended  June 30,  2001,  2000 and 1999,  the  Company  derived
approximately  $23,000,000,  $19,000,000,  $16,400,000,   respectively,  of  its
revenue from a significant customer.

At June 30, 2001, 2000 and 1999, one customer and its affiliate accounted for approximately $3,500,000, $4,850,000 and $2,100,000, respectively, of accounts receivable.

[15] Buying Agreement

During the year ended June 30, 2001, the Company purchased approximately $20,000,000 of hardware from one vendor at discounted prices under a buying agreement. Should the buying agreement be terminated, the Company may not be able to obtain purchases from another supplier at comparable terms.

[16] Fair Value of Financial Instruments

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

In assessing the fair value of financial instruments, the Company used the following methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, trade payables, mortgage receivable and floor plan payable it was estimated that the carrying amount approximated fair value for these instruments because of their short maturities.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
------------------------------------------------------------------------------




[17] New Authoritative Pronouncements

In April 2000, the Financial Accounting Standards Board ["FASB"] issued Interpretation No. 44 ["FIN 44", "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25. FIN 44 is effective for transactions occurring after July 1, 2000. The application of FIN 44 did not have a material impact on the Company's financial position or results of operations.

The FASB has issued Statement No. 141, "Business Combinations, and Statement No. 142, "Goodwill and Other Intangible Assets in July 2001. These statements will change the accounting for business combinations and goodwill in two significant ways. First, Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. Second, Statement 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement. The Company expects that adoption of the new statements will not have a significant impact on its financial statements, however, it is not possible to quantify the impact until the newly issued statements have been studied.





                    .   .   .   .   .   .   .   .   .   .   .

                                  EXHIBIT 10.3

                              EMPLOYMENT AGREEMENT

      AGREEMENT made in Branchburg, New Jersey on January 23, 2001, between TransNet Corporation, 45 Columbia Road, Somerville, New Jersey 08876 (the "Corporation") and Steven J. Wilk residing at 16 Nottingham Way, Warren, New Jersey 07059 (the "Employee").

      WHERE IT IS MUTUALLY AGREED, AS FOLLOWS:

1. The Corporation hires the Employee as President and Chief Executive Officer, and the Employee agrees to serve as of the Corporation, to June 30, 2005 subject to the direction of the Board of Directors of the Corporation.

2. The Employee shall devote his full time and attention to the duties of President and Chief Executive Officer of the Corporation.

3. During the period that this employment agreement is in full force and effect and provided the Employee is available to and diligently performs the above duties, the Corporation shall pay the Employee for service rendered a salary of at least three hundred thousand dollars ($300,000) per annum, payable in equal semi-monthly installments; or greater amount as approved from time to time by the Board of Directors.

4. The Employee shall also be eligible to receive a performance bonus. The "Performance Bonus" will be a three percent (3%) share of "consolidated pre-tax profits" (as defined below) of the first $500,000, and four percent (4%) share of "consolidated pre-tax profits" (as defined below) in excess of $500,000 to $1,000,000, and five percent (5%) of the amount in excess of $1,000,000 and six percent (6%) of the amount in excess of $5,000,000 (for each of the fiscal years commencing with the fiscal year ending June 30, 2001. Such "Performance Bonus" shall be paid within 30 days after the completion of the independent auditor's report for each said fiscal period.

      "Consolidated pre-tax profits" shall include the net consolidated pre-tax profits of all of the consolidated entities (including the Corporation, all of these corporations which are the Corporation's subsidiaries at the date of this employment agreement) before "extraordinary items" as determined by such auditors in accordance with Generally Accepted Accounting Principles consistently applied (unless the inclusion or
      exclusion  of  such  items  is  otherwise   determined  by  the  Board  of
      Directors).

      The Employee will also share in profits or losses of entities acquired by the Corporation after the date of this employment agreement, provided that Employee is directly involved in the day-to-day management of that entity's operations.

      The Performance Bonus described herein does not preclude any other incentive compensation to the Employee. Furthermore, during the term of this employment agreement, the percentages of Consolidated Pre-tax Profits on which the Performance Bonus is based may be increased at the discretion of the Corporation's Board of Directors but may not be reduced.

      In the event of a termination of employment, with or without a severance payment to Employee upon termination of his employment contract, such Performance Bonus shall be allocated ratably to the portion of the fiscal year for which the Employee was employed and only the amount allocated to the remainder of the fiscal year in which the payment is made shall be deductible in computing "consolidated pre-tax profits" hereunder, the balance being deemed an "extraordinary item." In addition, no losses from any such period shall be carried over to reduce profits in any other fiscal period.

5. The Corporation agrees for the term of this Agreement to pay the premiums on a life insurance policy in his name with Manufacturers Life Insurance Company, Policy number 38 670 279, for the benefit of persons designated by the Employee.

6. During the period that this employment agreement is in full force and effect, the Corporation shall provide the Employee with group life insurance, major medical coverage and any other insurance coverage which it provides for the bulk of its employees and in the same manner that it provides such coverage. In addition, the Corporation shall have the right from time to time to apply for and take out in its name and at its own expense, life, health or other insurance upon the Employee in any sum or sums which may be deemed necessary by the Corporation to protect its interest under this Agreement and the Employee shall do all such things as may be necessary to assist in the procuring of such insurance by making proper application therefor as may be required by any insurance company and submitting to the usual and customary medical examination(s).

7. In addition to the compensation provided for in Paragraphs 3 and 5, the Employee shall be entitled to participate in any pension plan, profit sharing plan, or other type of plan adopted by the Corporation and maintained on a company-wide basis for the benefit of the bulk of its employees.

8. In the event that the Employee becomes ill or is injured and such disability prevents the Employee from performing the services required of him under this Agreement, then the Corporation shall continue the employment of the Employee at a rate of pay equal to his then current salary for six (6) months from the date said disability began, and continue at a rate of one-half of his then current salary and performance bonus for the remainder of the term of this Agreement.

9. In the event of a change of control of the Corporation precipitated by a hostile, unfriendly or unsolicited takeover and the Employee's employment is subsequently terminated for any reason (other than for the commission of willful criminal acts) prior to the expiration date of this Agreement, the Employee may elect to serve as a consultant to the Corporation at his then current salary, including the performance bonus, for five (5) years from the date of such change in control, or he may elect to receive a lump sum payment equal to eighty percent (80%) of his then currently annual salary or eighty percent (80%) of his previous fiscal year's gross wages as defined above, whichever is greater, times five(5).

10. Notwithstanding anything to the contrary contained elsewhere herein, the Corporation shall have the unrestricted right in its sole discretion, with or without cause, exercisable by written notice to the Employee at this address written above, to terminate his employment hereunder. Should the Corporation terminate the Employee's employment (other than for the commission of willful criminal acts), prior to the expiration of this
      Agreement, the Employee may elect to continue as consultant to the Corporation at his then current compensation level, including the performance bonus, for the lesser of two (2) years or the remainder of the contract or he may elect to receive a lump sum payment equal to eighty percent of his then current salary plus incentive bonus times the lesser of two (2) years or the remainder of the contract.

      In the event of any such termination through resignation of the Employee, the Employee shall provide the Corporation with not less than six (6) weeks notice of the effective termination date. The Corporation's sole obligation hereunder shall be to pay the Employee's salary through the date of such termination.

      In the event of any such termination based on the commission by the Employee of any willful criminal acts, the effective termination date shall be the last day of the week in which the Corporation mails notice of termination and the Corporation's sole obligation hereunder shall be to pay the Employee's salary up to such last day of the week.

11. The Corporation shall provide an automobile for the use of the Employee during the term of this employment agreement, provided that Employee devotes his full time and attention to the Corporation. The Employee shall reimburse the Corporation for personal use of the automobile. The Corporation will retain ownership of such automobile and will pay the associated ownership costs (i.e., insurance, repairs).

12. This Agreement may be assigned by the Corporation to any successor in interest to its business or any part thereof, and the Employee hereby agrees to work for any such assignee as though such assignee were originally named herein.

13. The foregoing contains the entire Agreement of the parties hereto with respect to the subject matter hereof, and no modification of the Agreement shall be binding upon any party unless the same is in writing and signed by both parties. The invalidity of any particular provision of the Agreement shall not affect any other provision hereof and the Agreement shall be construed in all respects as if the invalid provision was omitted.

14. This Agreement shall be construed and enforced in accordance with the laws of the State of New Jersey existing on the date hereof.

      IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

                              TransNet Corporation

                                        By:  /s/
------------------------------------         ----------------------------------
 Attest                                      John J. Wilk, Chairman of the Board


                                             /s/
                                             -------------------------------
                                              Employee:  Steven J. Wilk

                              EMPLOYMENT AGREEMENT


      AGREEMENT made in Branchburg, New Jersey on January 23, 2001, between TransNet Corporation, 45 Columbia Road, Somerville, New Jersey 08876 (the "Corporation") and Jay A. Smolyn residing at 82 Old Mountain Road, Lebanon, New Jersey 08833 (the "Employee").

      WHERE IT IS MUTUALLY AGREED, AS FOLLOWS:

      1.) The Corporation hires the Employee as Vice President - Operations, and the Employee agrees to serve as Vice President - Operations of the Corporation to June 30, 2005 under and subject to the direction of the President of the Corporation.

      2.) The Employee shall devote his full time and attention to the duties of Vice President - Operations of the Corporation as directed by the President of the Corporation.

      3.) During the period that this employment agreement is in full force and effect and provided the Employee is available to and diligently performs the above duties, the Corporation shall pay the Employee for service rendered a salary of at least one hundred sixty-five thousand dollars ($165,000) per annum, payable in equal semi-monthly installments; or greater amount as approved from time to time by the Board of Directors and the following "Performance Bonus." The "Performance Bonus" will be a two percent (2%) share of "consolidated pre-tax profits" (as defined below) in excess of $100,000, and three percent (3%) share of "consolidated pre-tax profits" (as defined below) in excess of $500,000 for each of the fiscal years commencing with the fiscal year ending June 30, 2001. Such "Performance Bonus" shall be paid within 30 days after the completion of the independent auditor's report for each said fiscal period.

      "Consolidated pre-tax profits" shall include the net consolidated pre-tax profits of all of the consolidated entities (including the Corporation, all of these corporations which are the Corporation's subsidiaries at the date of this employment agreement) before "extraordinary items" as determined by such auditors in accordance with Generally Accepted Accounting Principles consistently applied (unless the inclusion of such items is otherwise determined by the Board of Directors).

      The Employee will also share in profits or losses of entities acquired by the Corporation after the date of this employment agreement, provided that Employee is directly involved in the day-to-day management of that entity's operations.

      The Performance Bonus described herein does not preclude any other incentive compensation to the Employee. Furthermore, during the term of this employment agreement, the percentages of Consolidated Pre-tax Profits on which the Performance Bonus is based may be increased at the discretion of the Corporation's Board of Directors but may not be reduced.

      In the event of a termination of employment, with or without a severance payment to Employee upon termination of his employment contract, such Performance Bonus shall be allocated ratably portion of the fiscal year for which the Employee was employed and only the amount allocable to the remainder of the fiscal year in which the payment is made shall be deductible in computing "consolidated pre-tax profits" hereunder, the balance being deemed an
"extraordinary item." In addition, no losses from any such period shall be carried over to reduce profits in any other fiscal period.

4.) During the period that this employment agreement is in full force and effect, the Corporation shall provide the Employee with group life insurance, major medical coverage and any other insurance coverage which it provides for the bulk of its employees on a Corporation-wide basis in the same manner that it provides such coverage for all of its employees. In addition, the Corporation shall have the right from time to time to apply for and take out in its name and at its own expense, life, health or other insurance upon the Employee in any sum or sums which may be deemed necessary by the Corporation to its interest under this Agreement and the Employee shall do all such things as may be necessary to assist in the procuring of such insurance by making proper application therefor and may be required by any insurance company and submitting to the usual and customary medical examination.

      5.) In addition to the compensation provided in paragraph hereof, the Employee shall be entitled to participate in any pension plan, profit sharing plan, or other type of similar plan adopted by the Corporation and maintained on a company-wide basis for the benefit of the bulk of its employees.

      6.) In consideration of the execution of this employment agreement by the Corporation, the Employee covenants that until the earlier of June 30, 2001 or one (1) year after termination of this employment agreement pursuant to paragraph (7) herein, he will not "compete" with the Corporation as herein defined. In the event of termination of this employment agreement pursuant to paragraph (7.a) herein, the Corporation shall waive the non-compete covenant. For purposes of this paragraph 6, the Employee will be deemed to be "competing" if he directly or indirectly owns more than one percent (1%) of the equity ownership in, or operates, participates or engages in any capacity (as an employee, consultant or otherwise) in for any firm, organization, partnership, joint venture or corporation which competes with the Corporation or is substantially similar to the business engaged in by the Corporation and/or its subsidiaries, successors or assigns. This clause shall apply to any entity within a radius of 100 miles from any of the Corporation's locations. For purposes of this paragraph 6, any firm, organization, partnership, joint venture or corporation, or other entity which derives its primary source of revenues from manufacturing shall not be considered in competition with the Corporation, unless it is engaged in operations which are in direct competition with the Corporation.

      7.) Notwithstanding anything to the contrary contained elsewhere herein, the Corporation shall have the unrestricted right in its sole discretion, with or without cause, exercisable by written notice to the Employee at this address written above, to terminate his employment hereunder.

      a.) In the event of any such termination based on the commission by the Employee of any willful criminal acts, the effective termination date shall be the last day of the week in which the Corporation mails notice of termination and the Corporation's sole obligation hereunder shall be to pay the Employee's salary up to such last day of the week.

      b.) In the event of any such termination by the Corporation which is deemed "without cause", the effective termination date shall also by the last day of the week in which the Corporation mails notice of termination, and the Corporation's sole obligation hereunder shall be to pay the Employee an amount equal to compensation payable for a period of one-half of the contract period remaining, provided, however, that in no instance shall such payment exceed compensation for 18 months. Said payment shall be paid in a lump sum 90 days after said termination. Any Performance Bonus payment due the Employee shall be paid within 30 days after the completion of the independent auditor's report for the fiscal year.

      c.) In the event of any such termination by the Corporation "with cause", i.e, for insubordination, the effective termination date shall be the last day of the week in which the Corporation mails notice of termination and the Corporation's sole obligation hereunder shall be to pay the Employee's salary up to such last day of the week.

      d.) In the event of any such termination through resignation of the Employee, the Employee shall provide the Corporation with not less than six (6) weeks notice of the effective termination date. The Corporation's sole obligation hereunder shall be to pay the Employee's salary through the date of such termination.

      e.) In the event of a change of control of the Corporation precipitated by a hostile, unfriendly or unsolicited takeover and the Employee's employment is subsequently terminated for any reason (other than for the commission of willful criminal acts) prior to the expiration date of this Agreement, the Employee will receive a lump sum payment equal to eighty percent (80%) of his then currently annual salary or eighty percent (80%) of his previous fiscal year's gross wages as defined above, whichever is greater, times five(5) or the number of years to the termination date of this employment agreement, whichever is less.

      8.) The Corporation shall provide an automobile for the exclusive use of the Employee during the term of this employment agreement, provided that Employee devotes his full time and attention to the Corporation. The Corporation will retain ownership of such automobile and will pay the associated ownership costs (i.e., insurance, repairs). Should the employment of the Employee terminate for any reason, said automobile shall be returned to the Corporation immediately after said termination.

      9.) This Agreement may be assigned by the Corporation to any successor in interest to its business or any part thereof, and the Employee hereby agrees to work for any such assignee as though such assignee were originally named herein.

      10.) The foregoing contains the entire Agreement of the parties hereto with respect to the subject matter hereof, and no modification of the Agreement shall be binding upon any party unless the same is in writing and signed by both parties. The invalidity of any particular provision of the Agreement shall not affect any other provision hereof and the Agreement shall be construed in all respects as if the invalid provision was omitted.

      11.) This Agreement shall be construed and enforced in accordance with the laws of the State of New Jersey existing on the date hereof.

      IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

                              TransNet Corporation

                                          By:  /s/
------------------------------------           -------------------------------
 Attest                                           Steven J. Wilk, President


                                               /s/
                                               -------------------------------
                                               Employee:  Jay A. Smolyn