Form 10-Q
period 2001-09-30
TRANSNET CORP
filed 2001-11-13
CIK 99313

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               ------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to _________________

For Quarter Ended September 30, 2001


                              TRANSNET CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)


    DELAWARE                                             22-1892295
    --------                                              ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

45 Columbia Road, Somerville, New Jersey          08876-3576
----------------------------------------        --------------
(Address of principal executive offices)        (Zip Code)

Registrant's Telephone Number, Including Area Code  908-253-0500
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

    Yes __X__            No _____
          -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 7, 2001: 4,774,804.

                              TRANSNET CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

   Consolidated Balance Sheets
   September 30, 2001 and June 30, 2001                                 1

   Consolidated Statements of Operations
   Three Months Ended September 30, 2001 and 2000                       2

   Consolidated Statements of Cash Flows
   Three Months Ended September 30, 2001 and 2000                       3

   Notes to Consolidated Financial Statements                           4

   Management's Discussion and Analysis                                 5


PART II.  OTHER INFORMATION                                             7
-------   -----------------

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS [UNAUDITED]
------------------------------------------------------------------------------



                                                       September 30,  June 30,
                                                       -------------  --------
                                                          2 0 0 1      2 0 0 1
                                                          -------      -------
Assets:
Current Assets:
  Cash and Cash Equivalents                             $3,237,154  $6,301,210
  Accounts Receivable - Net                             10,296,482   7,566,102
  Inventories                                            2,404,134   1,886,988
  Mortgage Receivable - Related Party                      250,000     250,000
  Other Current Assets                                      59,960     125,358
  Deferred Tax Asset                                       209,291     256,055
                                                        ----------  ----------

  Total Current Assets                                  16,457,021  16,385,713

Property and Equipment - Net                               491,204     530,969

Other Assets                                               233,170     235,469
                                                        ----------  ----------

  Total Assets                                          $17,181,395 $17,152,151
                                                        =========== ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                      $1,105,354  $  674,896
  Accrued Expenses                                         129,516     720,851
  Accrued Payroll                                          220,049     220,551
  Floor Plan Payable                                     2,093,813   2,229,152
  Deferred Income                                          100,000          --
                                                        ----------  ----------

  Total Current Liabilities                              3,648,732   3,845,450
                                                        ----------  ----------

Deferred Tax Liability                                      29,704      29,704
                                                        ----------  ----------

Stockholders' Equity:
  Capital Stock - Common, $.01 Par Value,  Authorized
   15,000,000 Shares; Issued 7,469,524 Shares [of
   which 2,694,720 are in Treasury at 2001 and
   2,614,200 in 2000]                                       74,695      74,695

  Paid-in Capital                                       10,686,745  10,686,745

  Retained Earnings                                     10,049,719   9,823,757
                                                        ----------  ----------

  Totals                                                20,811,159  20,585,197
  Less:  Treasury Stock - At Cost                       (7,308,200) (7,308,200)
                                                        ----------  ----------

  Total Stockholders' Equity                            13,502,959  13,276,997
                                                        ----------  ----------

  Total Liabilities and Stockholders' Equity            $17,181,395 $17,152,151
                                                        =========== ===========

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                                           Three months ended
                                                              September 30,
                                                          2 0 0 1      2 0 0 0
                                                          -------      -------

Revenue:
  Equipment                                             $13,194,159 $10,150,601
  Services                                               3,882,231   3,514,398
                                                        ----------  ----------

  Total Revenue                                         17,076,390  13,664,999
                                                        ----------  ----------

Cost of Revenue:
  Equipment                                             12,537,729   9,462,289
  Services                                               2,566,234   2,521,772
                                                        ----------  ----------

  Total Cost Revenue                                    15,103,963  11,984,061
                                                        ----------  ----------

  Gross Profit                                           1,972,427   1,680,938

Selling, General and Administrative Expenses             1,670,136   1,608,097
                                                        ----------  ----------

  Operating Income                                         302,291      72,841
                                                        ----------  ----------

Other Income:
  Interest Income                                           33,937      67,753
  Interest Income - Related Party                            5,672       5,672
                                                        ----------  ----------

  Total Other Income - Net                                  39,609      73,425
                                                        ----------  ----------

  Income Before Tax Expense                                341,900     146,266

Income Tax Expense                                         115,940      49,000
                                                        ----------  ----------

  Net Income                                            $  225,960  $   97,266
                                                        ==========  ==========

Basic Net Income Per Common Share                       $     0.05  $     0.02
                                                        ==========  ==========

Diluted Net Income Per Common Share                     $     0.05  $     0.02
                                                        ==========  ==========

Weighted Average Common shares Outstanding - Basic       4,815,872   4,855,304
                                                        ==========  ==========

Weighted Average Common shares Outstanding - Diluted     4,930,607   4,855,304
                                                        ==========  ==========


See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                                           Three months ended
                                                              September 30,
                                                          2 0 0 1      2 0 0 0
                                                          -------      -------


Operating Activities:
  Net Income                                            $  225,960  $   97,266
                                                        ----------  ----------
  Adjustments to Reconcile Net Income to Net Cash:
   Depreciation and Amortization                            43,258      39,753
   Provision for Doubtful Accounts                          18,726      30,000
   Discounting of Deferred Charges                              --      52,052
   Deferred Income Taxes                                        --      42,736

Changes in Assets and Liabilities
  (Increase) Decrease in:
   Accounts Receivable                                  (2,669,409)   (234,223)
   Inventory                                              (517,146)   (404,503)
   Other Current Assets                                     32,466     (42,004)
   Other Assets                                             (1,194)       (978)

  Increase (Decrease) in:
   Accounts Payable and Accrued Expenses                  (161,378)    158,636
   Deferred Income                                         100,000          --
                                                        ----------  ----------

  Total Adjustments                                     (3,154,677)   (358,531)
                                                        ----------  ----------

Net Cash - Operating Activities                         (2,928,717)   (261,265)

Investing Activities:
  Capital Expenditures                                          --     (40,031)

Financing Activities:
  Floor Plan Payable-Net                                  (135,339) (1,049,049)
                                                        ----------  ----------

  Net (Decrease) in Cash and Cash Equivalents           (3,064,056) (1,350,345)

Cash and Cash Equivalents - Beginning of Periods         6,301,210   5,208,558
                                                        ----------  ----------

  Cash and Cash Equivalents - End of Periods            $3,237,154  $3,858,213
                                                        ==========  ==========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                             $       --  $       --
   Income Taxes                                         $  428,750  $    6,265

Supplemental Disclosure of Non-Cash Investing Activities:


See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of September 30, 2001 and 2000 is unaudited)
------------------------------------------------------------------------------



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

(d) Earnings Per Share: Earnings per common share - basic are based on 4,815,872 weighted shares outstanding for the period ended September 30, 2001 and on 4,855,304 weighted shares outstanding for the period ended September 30, 2000. Earnings per common share - diluted are based on 4,8930,607 weighted shares outstanding for the period ended September 30, 2001 and on 4,855,304 weighted shares outstanding for the period ended September 30, 2000.

(2) Income Taxes

The Corporation has a deferred tax asset of $209,291 and a deferred tax liability of $29,704 based upon temporary timing differences including inventory capitalization, allowance for doubtful accounts, vacation pay accruals and depreciation.

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

These statements should be read in conjunction with the summary of significant accounting policies and notes contained in the Corporation's annual report on Form 10-K for the year ended June 30, 2001.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the quarter ended September 30, 2001 were $17,076,390 as compared with $13,664,999 for the quarter ended September 30, 2000. For the quarter ended September 30, 2001 the Corporation reported net income of $225,960 as compared with net income of $97,266 for the corresponding period in 2000. The increase in revenues is primarily due to an increase in hardware sales, and to a lesser extent to an increase in service revenues.

The increase in earnings for the quarter ended September 30, 2001 is attributable to the increase in gross profit margins on technical services, which in turn is due to the increased demand for higher end, more sophisticated technical services. Management concentrates it efforts on technical service and support, and on sales of network and system integration products which yield higher profit margins, and continues its adherence to and implementation of cost control measures. Service and training related revenues are significant in their contributions to earnings because these operations yield a higher profit margin than equipment sales. In addition to the technical service sales referenced above, for the quarter ended September 30, 2001, the increase in revenues from the provision of service, support, outsourcing and network integration is largely the result of the Corporation renewing and/or entering into service contracts with a number of large corporate customers. Many of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

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

The Corporation's performance is also impacted by other factors, many of which are not within its control. These factors include: the short-term nature of client's commitments; patterns of capital spending by clients; the timing and size of new projects; pricing changes in response to competitive factors; the availability and related costs of qualified technical personnel; timing and customer acceptance of new product and service offerings; trends in IT outsourcing; product constraints; and industry and general economic conditions, which have become more uncertain since September 11, 2001.

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

Although actual expenses increased due to increased personnel costs, selling, general and administrative expenses decreased to approximately 10% of revenue for the first quarter of fiscal 2002 as a result of the increase in revenues. Selling, general and administrative expenses were approximately 12% of revenues for the same quarter in fiscal 2001. Management continues its efforts to control and reduce administrative and personal related costs.

Interest income decreased in the 2001 quarter as compared to 2000 primarily due to the lower amount of cash invested.

Liquidity and Capital Resources

There are no material commitments of the Corporation's capital resources.

The Corporation currently finances a portion of its accounts receivable and finances purchases of portions of its inventory through floor-planning arrangements under which such inventory secures the amount outstanding. Floor planning payables decreased in the 2001 period compared to the same period in 2000 as the result of payment made by the Corporation. Inventory increased in the quarter ended September 30, 2001 as compared to the corresponding period in 2000 in response to the increased volume of hardware sales.

Accounts receivable and payable increased for the quarter ended September 30, 2001 as compared to the same period in 2000 as a direct result of the increase in revenues. Cash levels decreased in the three months ended September 30, 2001 as compared to the corresponding period in 2000 as a result of expenses required to increase inventories directly related to increased hardware sales.

For the fiscal quarter ended September 30, 2001, as in the fiscal quarter ended September 30, 2000, the internal resources of the Corporation were sufficient to enable the Corporation to meet its obligations.

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

The Corporation decided to (i) take corrective action under the IRS Walk-in Closing Agreement Program ("CAP"), (ii) applied for a favorable determination letter with respect to the Plan from the IRS, and (iii) terminate the Plan. The CAP program provides a correction mechanism for "non-amenders" such as the Corporation. Under CAP, the Corporation was subject to a monetary sanction. In addition, the Corporation was required to correct, retroactively, operational violations, and to pay any resulting excise taxes and PBGC premiums and penalties that may be due. In this regard, in connection with settlement negotiations with the IRS, during the December 2000 quarter the Corporation made a contribution to the Plan and made payment of specified sanctions. During the March quarter, the Corporation finalized a settlement agreement with the IRS and is awaiting resolution with the PBGC.

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


DATE:  November 14, 2001