Form 10-Q
period 2001-09-30
TRANSNET CORP
filed 2002-02-12
CIK 99313

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to _________________

For Quarter Ended December 31, 2001


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

    Yes    X      No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 11, 2002: 4,774,804.

                              TRANSNET CORPORATION
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                     Page No.


PART I.  FINANCIAL INFORMATION

   Consolidated Balance Sheets
      December 31, 2001 and June 30, 2001                               1

   Consolidated Statements of Operations
      Three Months Ended December 31, 2001 and 2000                     2
      Six Months Ended December 31, 2001 and 2000                       3

   Consolidated Statements of Cash Flows
      Six Months Ended December 31, 2001 and 2000                       4

   Notes to Consolidated Financial Statements                           5 - 6

   Management's Discussion and Analysis                                 7 - 9

PART II.  OTHER INFORMATION                                             10






























                                       i.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                       December 31,  June 30,
                                                          2 0 0 1     2 0 0 1
                                                        [Unaudited]
Assets:
Current Assets:
  Cash and Cash Equivalents                             $2,197,513  $6,301,210
  Accounts Receivable - Net                             10,842,922   7,566,102
  Inventories                                            2,439,844   1,886,988
  Mortgage Receivable - Related Party                      250,000     250,000
  Other Current Assets                                     133,814     125,358
  Deferred Tax Asset                                       101,406     256,055

  Total Current Assets                                  15,965,499  16,385,713

Property and Equipment - Net                               594,441     530,969

Other Assets                                               229,678     235,469

  Total Assets                                          $16,789,618 $17,152,151

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                      $  718,231  $  674,896
  Accrued Expenses                                         210,061     720,851
  Accrued Payroll                                          213,415     220,551
  Floor Plan Payable                                     1,939,224   2,229,152

  Total Current Liabilities                              3,080,931   3,845,450

Deferred Tax Liability                                      29,704      29,704

Stockholders' Equity:
  Capital Stock - Common, $.01 Par Value,  Authorized
   15,000,000 Shares; Issued 7,469,524 Shares
   [of which 2,694,720 are in Treasury at
   2001 and 2,614,200 in 2000]                              74,695      74,695

  Paid-in Capital                                       10,686,745  10,686,745

  Retained Earnings                                     10,225,743   9,823,757

  Totals                                                20,987,183  20,585,197
  Less:  Treasury Stock - At Cost                       (7,308,200) (7,308,200)

  Total Stockholders' Equity                            13,678,983  13,276,997

  Total Liabilities and Stockholders' Equity            $16,789,618 $17,152,151


See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                                            Three months ended
                                                               December 31,
                                                           2 0 0 1      2 0 0 0
Revenue:
  Equipment                                              $9,875,110  $9,574,559
  Service                                                 4,562,967   3,538,739

  Total Revenue                                          14,438,077  13,113,298

Cost of Revenue:
  Equipment                                               9,253,066   8,736,876
  Service                                                 3,100,202   2,644,419

  Total Cost of Revenue                                  12,353,268  11,381,295

  Gross Profit                                            2,084,809   1,732,003

Selling, General and Administrative Expenses              1,815,979   1,633,680

  Operating Income                                          268,830      98,323

Other Income:
  Interest Income                                             9,406      68,067
  Interest Income - Related Party                             5,672       5,672

  Total Other Income - Net                                   15,078      73,739

  Income Before Tax Expense                                 283,908     172,062

Income Tax Expense                                          107,885      53,000

  Net Income                                             $  176,023  $  119,062

Basic Net Income Per Common Share                        $      .04  $      .03

Diluted Net Income Per Common Share                      $      .04  $      .02

Weighted Average Common Shares Outstanding - Basic        4,815,872   4,850,141

Weighted Average Common Shares Outstanding - Diluted      4,990,710   4,925,141


See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                                             Six months ended
                                                               December 31,
                                                           2 0 0 1      2 0 0 0
Revenue:
  Equipment                                             $23,069,269 $19,725,160
  Service                                                 8,445,198   7,053,137

  Total Revenue                                          31,514,467  26,778,297

Cost of Revenue:
  Equipment                                              21,790,795  18,199,165
  Service                                                 5,666,436   5,166,191

  Total Cost of Revenue                                  27,457,231  23,365,356

  Gross Profit                                            4,057,236   3,412,941

Selling, General and Administrative Expenses              3,486,115   3,241,777

  Operating Income                                          571,121     171,164

Other Income:
  Interest Income                                            43,343     135,820
  Interest Income - Related Party                            11,344      11,344

  Total Other Income - Net                                   54,687     147,164

  Income Before Tax Expense                                 625,808     318,328

Income Tax Expense                                          223,825     102,000

  Net Income                                             $  401,983  $  216,328

Basic Net Income Per Common Share                        $      .08  $      .05

Diluted Net Income Per Common Share                      $      .08  $      .04

Weighted Average Common Shares Outstanding - Basic        4,815,872   4,850,141

Weighted Average Common Shares Outstanding  Diluted       4,977,520   4,925,141


See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------



                                                            Six months ended
                                                              December 31,
                                                          2 0 0 1     2 0 0 0

Operating Activities:
  Net Income                                            $  401,983  $  216,328
  Adjustments to Reconcile Net Income to Net Cash:
   Depreciation and Amortization                            61,474      89,877
   Provision for Doubtful Accounts                          39,726    (138,000)
   Discounting for Deferred Charge                              --     104,105
   Deferred Income Taxes                                        --      95,737

  Changes in Assets and Liabilities:
   (Increase) Decrease in:
     Accounts Receivable                                (3,316,543)   (485,380)
     Inventory                                            (552,856)    321,339
     Other Current Assets                                  146,193     (44,620)
     Other Assets                                           (1,194)     (1,958)

   Increase (Decrease) in:
     Accounts Payable and Accrued Expenses                (474,591)   (925,654)

   Total Adjustments                                    (4,097,791)   (984,554)

  Net Cash - Operating Activities                       (3,695,808)   (768,226)

Investing Activities:
  Capital Expenditures                                    (117,961)    (71,972)

Financing Activities:
  Floor Plan Payable- Net                                 (289,928)    971,906
  Treasury Shares Repurchased                                   --     (56,250)

  Net Cash - Financing Activities                         (289,928)    915,656

  Net (Decrease) Increase in Cash and Cash Equivalents  (4,103,697)     75,458

Cash and Cash Equivalents at Beginning of Periods        6,301,210   5,208,558

  Cash and Cash Equivalents at End of Periods           $2,197,513  $5,284,016




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

[D] Earnings Per Share - Earnings per common share - basic are based on 4,815,872 weighted shares outstanding for the period ended December 31, 2001 and on 4,850,141 weighted shares outstanding for the period ended December 31, 2000. Earnings per common share - diluted are based on 4,977,520 weighted shares outstanding for the period ended December 31, 2001 and on 4, 925,141 weighted shares outstanding for the period ended December 31, 2000.

[2] Income Taxes

The Corporation has a deferred tax asset of $101,406 and a deferred tax liability of $29,704 based upon temporary timing differences including inventory capitalization, allowance for doubtful accounts, vacation pay accruals and depreciation.

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






                      .   .   .   .   .   .   .   .   .   .

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------




Results of Operations

Revenues for the three months ended December 31, 2001 were $14,438,077 as compared with $13,113,298 for the quarter ended December 31, 2000. For the quarter ended December 31, 2001 the Corporation reported net income of $176,023 as compared with net income of $119,062 for the similar period in the prior fiscal year. For the six months ended December 31, 2001 revenues were $31,514,467, as compared to $ 26,778,297reported for the similar period in the prior fiscal year, with net income of $401,983 for the six-month period ended December 31, 2001, compared with net income of $216,328 for the same period in the prior fiscal year. The increase in revenues in the three and six-month periods ended December 31, 2001 is due primarily to significant increases in large scale projects relating to security and IP telephony installations, and project awards won by the Corporation.

The net income for the quarter and six-month period ended December 31, 2001 is attributable to the increase in large-scale projects, as referenced above, increased service revenues, and improved technical staff utilization and related increases in profit margins on technical services. Service and training related revenues are significant in their contributions to earnings because these operations yield a higher profit margin than equipment sales. The net income for the quarter and the six-month period ended December 31, 2000, was the result of increased volume of hardware sales as well as the increase in service revenues. For the six-month periods ended December 31, 2001 and 2000, respectively, revenues from the provision of service, support, outsourcing and network integration were largely the result of the Corporation renewing and/or entering into service contracts with a number of large corporate clients. Most of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

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

To meet these competitive challenges and to maximize the Corporation's profit margin, management has modified its marketing strategy during these years and has enforced expense controls. Management also utilizes new trends such as manufacturers' direct shipment and billing of the customers in exchange for payment to the Corporation of an "agency fee" as a means to reduce equipment related costs while increasing profits. Management believes that this approach, although it may impact revenues, insulates the corporation from challenges which may accompany sudden price decreases, hardware obsolescence and delays collection of receivables.

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

With respect to selling, general and administrative expenses, due to increased sales related costs, selling, general and administrative expenses increased to approximately 13% of revenue for the quarter and but decreased to 11% for the six month period ended December 31, 2001 as a percentage of higher revenues. Selling, general and administrative expenses were approximately 12% of revenues for the same time periods in fiscal 2001.

Interest income decreased in the 2001quarter and six-month period as compared to the same periods in 2000 primarily due to the lower interest rates available on investments as well as lower amounts invested.

Liquidity and Capital Resources

There are no material commitments of the Corporation's capital resources.

The Corporation currently finances a portion of its accounts receivable and finances purchases of portions of its inventory through floor-planning arrangements under which such inventory secures the amount outstanding. The amount due under this financing increased for the quarter and six months ended December 31, 2001 due to an increase in hardware sales. Inventory decreased in the quarter and six- month periods ended December 31, 2001 as compared to the corresponding periods in the prior fiscal year in response to these increased sales and the Corporation's agency model of sales.

Accounts receivable and payable increased for the quarter and six months ended December31, 2001 as compared to the same periods in 2000 as a direct result of the increase in revenues. Cash levels decreased in the three and six-months ended December 31, 2001 as compared to the corresponding periods in 2000 as a result of expenses required to finance the increased hardware sales.

For the fiscal quarter and six months ended December 31, 2001, as in the similar periods in the prior year, the internal resources of the Corporation were sufficient to enable the Corporation to meet its obligations.

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

The Corporation decided to (i) take corrective action under the IRS Walk-in Closing Agreement Program ("CAP"), (ii) applied for a favorable determination letter with respect to the Plan from the IRS, and (iii) terminate the Plan. The CAP program provides a correction mechanism for "non-amenders" such as the Corporation. Under CAP, the Corporation will be subject to a monetary sanction (which could range from $1,000 to approximately $40,000). In addition, the Corporation was required to correct, retroactively, operational violations, and to pay any resulting excise taxes and PBGC premiums and penalties that may be due. In this regard, in connection with settlement negotiations with the IRS, during the December 2000 quarter the Corporation made a contribution to the Plan and made payment of specified sanctions. During the March 2001 quarter, the Corporation finalized a settlement agreement with the IRS and is awaiting resolution with the PBGC.

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



DATE:  February 12, 2002