Form 10-Q
period 2002-03-31
TRANSNET CORP
filed 2002-05-13
CIK 99313

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                               --------------

                                       OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________________to _________________

For Quarter Ended March 31, 2002
                  --------------

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

    Yes   X              No _____
        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 7, 2002: 4,774,804

                              TRANSNET CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                        Page No.


PART I.  FINANCIAL INFORMATION

   Consolidated Balance Sheets
   March 31, 2002 and June 30, 2001                                     1

   Consolidated Statements of Operations
   Three Months Ended March 31, 2002 and 2001                           2
   Nine Months Ended March 31, 2002 and 2001                            3

   Consolidated Statements of Cash Flows
   Nine Months Ended March 31, 2002 and 2001                            4

   Notes to Consolidated Financial Statements                           5

   Management's Discussion and Analysis                                 6

PART II.  OTHER INFORMATION                                             9
-------   -----------------

                       TRANSNET CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                                                         March 31,   June 30,
                                                         ---------   --------
                                                          2 0 0 2     2 0 0 1
                                                          -------     -------
                                                        [Unaudited]
Assets:
Current Assets:
  Cash and Cash Equivalents                             $4,326,836  $6,301,210
  Accounts Receivable - Net                              8,327,734   7,566,102
  Inventories                                            1,562,189   1,886,988
  Mortgage Receivable - Related Party                           --     250,000
  Other Current Assets                                     106,187     125,358
  Deferred Tax Asset                                       256,301     256,055
                                                        ----------  ----------

  Total Current Assets                                  $14,579,247 $16,385,713

Property and Equipment - Net                               570,073     530,969

Other Assets                                               226,185     235,469
                                                        ----------  ----------
  Total Assets                                          $15,375,505 $17,152,151
                                                        =========== ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                      $  386,326  $  674,896
  Accrued Expenses                                         412,712     720,851
  Accrued Payroll                                          223,870     220,551
  Floor Plan Payable                                       511,284   2,229,152
                                                        ----------  ----------

  Total Current Liabilities                              1,534,192   3,845,450
                                                        ----------  ----------

Deferred Tax Liability                                      29,704      29,704
                                                        ----------  ----------

Stockholders' Equity:
  Capital Stock - Common, $.01 Par Value, Authorized
   15,000,000 Shares; Issued 7,469,524 Shares
   of which 2,694,720 are in Treasury                       74,695      74,695

  Paid-in Capital                                       10,686,745  10,686,745

  Retained Earnings                                     10,358,369   9,823,757
                                                        ----------  ----------

  Totals                                                21,119,809  20,585,197
  Less:  Treasury Stock - At Cost                       (7,308,200) (7,308,200)
                                                        ----------  ----------

  Total Stockholders' Equity                            13,811,609  13,276,997
                                                        ----------  ----------

  Total Liabilities and Stockholders' Equity            $15,375,505 $17,152,151
                                                        =========== ===========

See Notes to Consolidated Financial Statements.

                      TRANSNET CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   [UNAUDITED]



                                                           Three months ended
                                                                 March 31,
                                                           2 0 0 2      2 0 0 1
                                                           -------      -------

Revenue:
  Equipment Sales                                        $5,149,277  $11,841,252
  Service                                                 4,458,271    3,507,186
                                                         ----------  ----------

  Total Revenue                                          $9,607,548  $15,348,438
                                                         ----------  -----------

Cost of Revenue:
  Equipment Sales                                        $4,573,938  $11,001,988
  Service                                                 3,021,369    2,460,990

  Total Cost of Revenue:                                 $7,595,307  $13,462,978
                                                         ----------  -----------

  Gross Profit                                           $2,012,241  $ 1,885,460
                                                         ----------  -----------

Selling, General and Administrative Expenses             $1,805,333  $ 1,753,305

Operating Income:                                        $  206,908  $   132,155
                                                         ----------  -----------

Other Income:
  Interest Income                                        $    7,004  $    55,323
  Interest Income-Related Party                                  --        5,549
                                                         ----------  -----------

  Total Other Income                                     $    7,004  $    60,872
                                                         ----------  -----------

Income  Before Provision For Income Taxes                $  213,912  $   193,027

Provision for Income Taxes                                   81,287       65,629
                                                         ----------  -----------

Net Income                                               $  132,625  $   127,398
                                                         ==========  ===========

Basic Net Income per Common Share                        $     0.03  $      0.03
                                                         ==========  ===========

Diluted Net Income per Common Share                      $     0.03  $      0.03
                                                         ==========  ===========

Weighted Average Common Shares Outstanding - Basic        4,815,872    4,787,343
                                                         ==========  ===========

Weighted Average Common Shares Outstanding - Diluted      4,973,667    4,848,181
                                                         ==========  ===========

See Notes to Consolidated Financial Statements.

                      TRANSNET CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   [UNAUDITED]



                                                            Nine months ended
                                                                  March 31,
                                                           2 0 0 2      2 0 0 1
                                                           -------      -------

Revenue:
  Equipment Sales                                        $28,218,546 $31,566,411
  Service                                                12,903,469   10,560,322

Total Revenue                                            $41,122,015 $42,126,733
                                                         ----------- -----------

Cost of Revenue:
  Equipment Sales                                        $26,364,729 $29,201,153
  Service                                                 8,687,805    7,627,181

Total Cost of Revenue                                    $35,052,534 $36,828,334
                                                         ----------- -----------

  Gross Profit                                           $6,069,481  $ 5,298,399
                                                         ----------  -----------

Selling, General and Administrative Expenses             $5,291,448  $ 4,995,082
                                                         ----------  -----------

Operating Income                                         $  778,033  $   303,317
                                                         ----------  -----------

Other Income:
  Interest Income                                        $   50,347  $   191,144
  Interest Income-Related Party                              11,344       16,893

  Total Other Income                                     $   61,691  $   208,037
                                                         ----------  -----------

Income before Provision for Income Taxes                 $  839,724  $   511,354

Provision for Income Taxes                                  305,112      167,629
                                                         ----------  -----------

Net Income                                               $  534,612  $   343,725
                                                         ==========  ===========

Basic Net Income per Common Share                        $     0.11  $      0.07
                                                         ==========  ===========

Diluted Net Income per Common Share                      $     0.11  $      0.07
                                                         ==========  ===========

Weighted Average Common Shares Outstanding -Basic         4,815,872    4,829,514
                                                         ==========  ===========

Weighted Average Common Shares Outstanding -Diluted       4,976,252    4,873,057
                                                         ==========  ===========

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   [UNAUDITED]



                                                           Nine months ended
                                                                March 31,
                                                          2 0 0 2     2 0 0 1
                                                          -------     -------

Operating Activities:
  Net Income                                            $  534,612  $   343,725
                                                        ----------  -----------
  Adjustments to Reconcile Net Income
   to Net Cash:
   Depreciation and Amortization                           114,764      137,624
   Provision For Doubtful Accounts                          61,026      (98,988)
   Discounting of Deferred Charges                              --      123,759
   Deferred Income Taxes                                      (246)     152,176

Changes in Assets and Liabilities:
  (Increase) Decrease in:
   Accounts Receivable                                  $ (822,658)  (1,212,102)
   Inventory                                               324,799     (709,284)
   Other Current Assets                                     19,171      (85,906)
   Other Assets                                             (1,194)      (2,937)
   Accounts Payable and Accrued Expenses                $ (593,390) $(1,180,832)

Total Adjustments                                       $ (897,728) $(2,876,490)
                                                        ----------- ------------

Net Cash - Operating Activities                         $ (363,116) $(2,532,765)
                                                        -----------  -----------

Investing Activities:
  Capital Expenditures                                  $ (143,390) $   (89,070)
  Mortgage Receivable Proceeds - Related Party          $  250,000  $        --
                                                        ----------  -----------

Net Cash - Investing Activities                         $ (106,610) $   (89,070)

Financing Activities:
  Floor Plan Payable                                    $(1,717,868)$    32,850
  Treasury Stock Purchases                              $       --  $   (99,141)
                                                        ----------  ------------

Net Cash - Financing Activities                         $(1,717,868)$   (66,291)
                                                        ----------- ------------

Net (Decrease) Increase in Cash and Cash Equivalents    $(1,974,374)$(2,688,126)

Cash and Cash Equivalents- Beginning of periods         $6,301,210  $ 5,208,558
                                                        ----------  -----------

Cash and Cash Equivalents- End of periods               $4,326,836  $2,520,4321
                                                        ==========  ===========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest                                                $       --  $       --
Income Taxes                                            $  436,000  $    9,532


See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            [Information as of March 31, 2002 and 2001 is unaudited]


(1.)  BASIS OF PRESENTATION

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

(2.)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      (d) Earnings Per Share: Earnings per common share - basic are based on 4,815,872weighted shares outstanding for the period ended March 31, 2002 and 4,787,343 weighted shares outstanding for the period ended March 31, 2001. Earnings per common share - diluted are based on 4,973,667 weighted shares outstanding for the three month period ended March 31, 2002 and on 4, 848,181 weighted shares outstanding for the three month period ended March 31, 2001.

(3.)  INCOME TAXES

      The Corporation has a deferred tax asset of $256,301 and a deferred tax liability of $29,704 based upon temporary timing differences including inventory capitalization, allowance for doubtful accounts, vacation pay accruals and depreciation.

(4.)  RECLASSIFICATION

      Certain items from the prior year's financial statements have been reclassified to conform to the current year's presentation.

(5.)  RELATED PARTY TRANSACTION

      On November 11, 1998, the Company executed an agreement to sell approximately 6.32 acres of unimproved real property in Mountainside, New Jersey (the "Real Property") to W Realty LLC ("W Realty") for the appraised value of $1,000,000. W Realty is a partnership, which at the time of sale consisted of John J. Wilk, Chairman of the Board, and Raymond
      J. Rekuc, a Director of the Company. The purchase price was payable through a credit extended by W Realty as sub- lessor to the Company as sub-lessee for the $410,000 of rent payable by the Company over the last two years of its sublease (through February 2001) for its principal facility in Somerville, New Jersey and a $590,000 promissory note executed by W Realty. The Note, which was renegotiated to provide for payment on June 30, 2002, was paid in full during the quarter ended March 31, 2002.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the three months ended March 31, 2002 were $9,607,548 as compared with $15,348,438 for the quarter ended March 31, 2001. For the quarter ended March 31, 2002 the Corporation reported net income of $132,625 as compared with net earnings of $127,398 for the similar period in the prior fiscal year. For the nine months ended March 31, 2002, revenues were $41,122,015, as compared to $42,126,733 reported for the similar period in the prior fiscal year, with net income of $534,612 for the nine-month period ended March 31, 2002, compared with net earnings of $343,725 for the same period in the prior fiscal year. The decrease in revenues for the quarter ended March 31, 2002 is attributable to the decrease in low-margin hardware sales from certain corporate clients.

The net income for the quarter and nine-month period ended March 31, 2002 is the result of increase in service related revenues, as well as improved profit margins on both equipment sales and services, resulting from provision of more sophisticated, complex technical solutions such as the provision of higher-end network integration and IT telephony services. Service and training related revenues are significant in their contributions to earnings because these operations yield a higher profit margin than equipment sales. For the three and nine-month period ended March 31, 2002, revenues from the provision of service, support, outsourcing and network integration were largely the result of the Corporation renewing and/or entering into service contracts and/or project work with a number of large corporate clients. Most of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

Management consistently works to obtain the best discounts available to it on hardware purchases from its distributors. Management continues its concentration on sales of sophisticated network and system integration products which yield higher profit margins, and continues adherence to and implementation of cost control measures. During the quarter and nine-month periods ended March 31, 2002, the Corporation increased its "agency" hardware business, through which the Corporation partners with various hardware manufacturers. In these arrangements, the Corporation provides the manufacturers with hardware orders, which they ship and invoice directly to the clients, while paying a fee to the Corporation. This reduces costs and increases profits.

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

To meet these competitive challenges and to maximize the Corporation's profit margin, management has modified its marketing strategy during these years and has enforced expense controls. As referenced above, management also utilizes new trends such as manufacturers' direct shipment and billing of the customers in exchange for payment to the Corporation of an "agency fee" as a means to reduce equipment related costs while increasing profits. Management's marketing strategy is designed to emphasize provision of technical services and sales of lower revenue/higher profit margin products related to service and support operations. In this regard, management continues its concentration on sales of network and system integration products which yield higher profit margins. Management's efforts include targeting commercial, educational and governmental customers who provide marketplaces for a wide range of products and services at one time, a cost-effective approach to sales. These customers often do not have their own technical staffs and outsource their computer service requirements to companies such as TransNet. Management believes it maximizes profits through concentration on sales of value-added applications; promotion of the Corporation's service and support operations; and strict adherence to cost cutting controls. In light of the above, management emphasizes and continues the aggressive pursuit of an increased volume of sales of technical service and support programs, and promotion of its training services. In the near term, the Corporation believes that product sales will continue to generate a significant percentage of the Company's revenues. In addition, the Corporation's buying agreement with Ingram Micro, Inc. enhances the Corporation's competitive edge through product discounts unavailable through other sources.

Selling, general and administrative expenses increased to approximately 19% of revenues for the quarter ended March 31, 2002, and increased to 13% for the nine-month period, as compared to 11% of revenue for the quarter and 12% for the nine months ended March 31, 2001. The increase primarily as a function of decreased revenues and to a lesser extent to increased service related.

Interest income decreased in the quarter and nine-month period ended March 31, 2002, as compared to similar periods in the prior fiscal year due to the lower amount of invested funds.

Liquidity and Capital Resources

There are no material commitments of the Corporation's capital resources.

The Corporation currently finances a portion of its accounts receivable and finances purchases of portions of its inventory through floor-planning arrangements under which such inventory secures the amount outstanding. The amount due under this financing decreased for the quarter and nine-month periods ended March 31, 2002 due to the decrease in inventory associated with the decrease in hardware sales. Inventory decreased in the quarter and nine-month periods ended March 31, 2002 as compared to the corresponding periods in the prior fiscal year due to the Corporation's decreased volume of hardware sales.

Accounts receivable increased for the quarter and nine-month period ended March 31, 2002, as compared to the same periods in the prior fiscal year as a result of increased service sales. Accounts payable decreased for the quarter and nine-month period ended March 31, 2002, compared with the same periods in the prior fiscal year as a result of decreased inventory. Cash levels decreased for the three and nine- month periods ended March 31, 2002 as compared to the prior year's periods as a result of the increase in accounts receivable.

For the fiscal quarter and nine months ended March 31, 2002, as in the similar periods in the prior year, the internal resources of the Corporation were sufficient to enable the Corporation to meet its obligations.

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

The Corporation decided to (i) take corrective action under the IRS Walk-in Closing Agreement Program ("CAP"), (ii) applied for a favorable determination letter with respect to the Plan from the IRS, and (iii) terminate the Plan. The CAP program provides a correction mechanism for "non-amenders" such as the Corporation. Under CAP, the Corporation was subject to a monetary sanction. In addition, the Corporation was required to correct, retroactively, operational violations, and will be required to pay any resulting excise taxes and PBGC premiums and penalties that may be due. In this regard, in connection with settlement negotiations with the IRS, during the December 2000 quarter the Corporation made a contribution to the Plan and made payment of specified sanctions. During the March 2001 quarter, the Corporation finalized a settlement agreement with the IRS and is awaiting resolution with the PBGC

The matters discussed in Management's Discussion and Analysis and throughout this report that are forward-looking statements are based on current management expectations that involve risk and uncertainties. Potential risks and uncertainties include, without limitation: the impact of economic conditions generally and in the industry for microcomputer products and services; dependence on key vendors; continued competitive and pricing pressures in the industry; product supply shortages; open- sourcing of products of vendors; rapid product improvement and technological change, short product life cycles and resulting obsolescence risks; technological developments; capital and financing availability; and other risks set forth herein.

                           Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

      The Corporation's Annual Meeting of Stockholders was held on February 12, 2002.

      At the meeting, the following seven individuals were elected by the following vote to serve as directors of the Corporation, each to serve until the next annual meeting of stockholders and until his successor is duly elected and qualifies.

      Name                                Shares Voted
                                    For            Authority Withheld
John J. Wilk                     4,085,409               15,300
Steven J. Wilk                   4,087,009               13,700
Jay A. Smolyn                    4,087,909               12,800
Vincent Cusumano                 4,086,209               14,500
Earle Kunzig                     4,087,709               13,000
Raymond J. Rekuc                 4,088,309               12,400
Susan M. Wilk-Cort               4,084,434               16,275

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

DATE:  May 14, 2002