Form 10-K
period 2002-06-30
TRANSNET CORP
filed 2002-09-30
CIK 99313

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal  year ended  June 30,  2002 [ ]  TRANSITION  REPORT  PURSUANT  TO
SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For the Transition period from       to
                                    ------    --------------

                         Commission File Number  0-8693
                                               --------

                              TransNet Corporation
                              --------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                         22-1892295
------------------------                        ------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                  Number)

45 Columbia Road, Branchburg, New Jersey                08876-3576
----------------------------------------              --------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code  908-253-0500
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

      NO                         YES      X
                                    -----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or in any amendment to this Form 10-K.
                                    [  ]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $4,265,364 on September 16, 2002 based upon the closing sales price on the OTC Bulletin Board as of said date.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
The number of shares of the registrant's common stock outstanding on September 16, 2002 was 4,774,804 shares (exclusive of Treasury shares).

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

Description of Business

      Products, Sources, and Markets: The sale of computer and related equipment for local area networks ("LAN's") and personal computers ("PC's") accounted for the significant portion of the Corporation's revenues, accounting for 65% and 75% of sales for fiscal 2002 and 2001, respectively. As part of its single source approach, the Corporation is a systems integrator, combining hardware and software products from different manufacturers into working systems. The Corporation is primarily a value added reseller. During the past year, management continued to implement its shift in focus for business growth from hardware sales to marketing a wider array of technical services to its clients in order to maximize profits. In addition, building on its expertise in network installation, the Corporation expanded its marketing and sales of IP telephony products. These products provided for the operation of highly reliable phone systems over data networks. The resulting economies of installation and maintenance have generated increased demand for these products.

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

      The Corporation is selective in choosing the products that it markets and its product mix is geared primarily to the requirements of its business customers. The products sold by the Corporation include business and personal desktop computer systems manufactured by International Business Machines ("IBM"), Acer, Apple Computer, Inc. ("Apple"), Nortel Networks, Compaq Computer Corporation ("Compaq"), NEC Technologies, Inc. ("NEC"), Hewlett-Packard Company ("Hewlett-Packard"), and Toshiba American Information Systems, Inc. ("Toshiba"); related peripheral products such as network products of Compaq, Intel, Novell, Inc. ("Novell"), 3Com, and Cisco Systems, Inc. ("Cisco"); telephony and wireless products; selected software products; and supplies produced by other manufacturers. The Corporation does not manufacture or produce any of the items it markets.

The Corporation is currently an authorized dealer for Apple, Nortel Networks, Compaq (including authorization as a Compaq Certified Education Partner),
Hewlett-Packard, IBM, Intel, NEC, and Toshiba, Microsoft Corporation ("Microsoft") as a Microsoft Certified Solutions Provider, Cisco, Novell as a Platinum Partner, SpecraLink and 3COM. The Corporation also offers a variety of products manufactured by other companies including Adspace, Citrix, Lexmark, Okidata, Symantec, Verint, Inc., and Xerox/Tektronix. Occasionally, the Corporation will order specific products to satisfy a particular customer requirement. The Corporation evaluates its product line and new products internally and through discussions with its vendors and customers.

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

      The marketing of computers and peripherals and related technical services is generally not seasonal in nature.

      Technical Support and Service: Service operations have become a significant source of revenues, comprising 35% of revenues in fiscal 2002, and 25% of revenues in fiscal 2001. As discussed in "Management's Discussion and Analysis," although hardware sales account for the bulk of the Corporation's revenues, management's focus emphasizes the provision of sophisticated technical services. Many businesses do not have computer technicians on their staffs, and as a result, they "outsource" these services and obtain technical services from IT solutions providers such as TransNet. The Corporation provides a wide variety of outsourced network services, personal computer support, repair and standard equipment maintenance to assist customers in obtaining technology that enhances the customers' productivity. These services, which are generally performed at customer sites, include LAN and PC hardware support, systems integration services, help desk services, asset management, relocation services, and installation or installation coordination. The Corporation assists its customers in determining each customer's standard hardware technology, application and operating system software, and networking platform requirements. The Corporation employs specially certified and trained technical systems engineers who perform high-end technology integration services. In addition, the Corporation's staff of specially trained system engineers and service technicians provide service and support on an on-call basis for file servers, personal computers, laptop computers, printers and other peripheral equipment. The Corporation's in-house technical staff performs system configurations to customize computers to the customers' specifications. The Corporation also provides authorized warranty service on the equipment it sells. TransNet is an authorized service and support dealer for the following manufacturers: by Apple, Cisco, Compaq, Dell, Hewlett Packard, IBM, Microsoft (as a Certified Solution Provider), NEC, and Novell as a Platinum Partner.

      The Corporation seeks highly qualified personnel and employs experienced system engineers and technicians to whom it provides authorized manufacturer training and certification programs on an on- going basis. During fiscal 2002, the Corporation continued its efforts to expand its technical staff in response to the increased demand for technical services and the increasing complexity of network systems. The Corporation competes with other resellers and manufacturers, as well as some customers, to recruit and retain qualified employees from a relatively small pool of available candidates.

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

      Suppliers: In order to reduce its costs for computer and related equipment, the Corporation entered into a buying agreement with Ingram Micro, Inc. Under the agreement, the Corporation is able to purchase equipment of various manufacturers at discounts currently unavailable to it through other avenues. The agreement provides that the Corporation may terminate the arrangement upon sixty days notice. During fiscal 2002, the majority of the revenues generated by the Corporation from product sales were attributable to products purchased by the Corporation from Ingram Micro, Inc. pursuant to the Agreement. The balance of the Corporation's product sales were attributable to products purchased from a variety of sources on an as needed order basis. Alternate suppliers include Tech Data Corp., as well as Compaq and IBM, from whom the Corporation purchases direct. Management anticipates that Ingram Micro, Inc. will be a major supplier during fiscal 20023

      Customers: The majority of the Corporation's corporate customers are commercial users located in the New Jersey - New York City metropolitan area.

      During fiscal 2002, one customer, Merck/Medco Managed Care, LLC ("Medco"), accounted for approximately 31% of the Corporation's revenues, and another customer, Schering Plough accounted for 13% of revenues. During fiscal 2001, Medco accounted for approximately 22% of the Corporation's revenues, and an affiliate of that customer, Merck & Co. accounted for 16% of the Corporation's revenues. The loss of these customers may have a material adverse impact upon the Corporation if the business could not be replaced from alternate customers.

      No other customer accounted for more than 10% of the Corporation's revenues in fiscal 2002.

      Competition: The sale and service of personal computer systems is highly competitive and may be affected by rapid changes in technology and spending habits in both the business and institutional sectors. The Corporation is in direct competition with any business which is engaged in information technology management, specifically the sale and technical support and service of networks, personal computers and related peripherals, and IP telephony products. Competitors include larger and longer established companies possessing substantially greater financial resources and substantially larger staffs, facilities and equipment, including several computer manufacturers which have begun to deal directly with the end-users. With respect to IP telephony products, the Corporation competes with similar businesses as well as directly with several product manufacturers and national telecommunication businesses. During the past few years, the industry has experienced and continues to experience a significant amount of consolidation. In the future, TransNet may face fewer but larger competitors as the result of such consolidation.

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

      Employees: As of September 15, 2002, the Corporation employed 228 full-time employees and 7 part-time employees. None of its employees are subject to collective bargaining agreements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

      None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
SECURITYHOLDERS MATTERS

      TransNet's common stock is quoted and traded on the OTC Bulletin Board under the symbol "TRNT." The following table indicates the high and low closing sales prices for TransNet's common stock for the periods indicated based upon information supplied by Pink Sheets, formerly the National Quotation Bureau Incorporated.

Calendar Year                           Closing Sales Prices
                                    High              Low
2000
     Third Quarter                $2.1875            $1.625
     Fourth Quarter                2.0625                 1

2001
     First Quarter                $1.6875           $1.0625
     Second Quarter                  1.92           1.09375
     Third Quarter                   1.70              1.28
     Fourth Quarter                  1.82              1.35

2002
     First Quarter                  $1.74              $1.5
     Second Quarter                  1.58              1.15

     As of September 16, 2002, the number of holders of record of TransNet's common stock was 2,855. Such number of record owners was determined from the Company's shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

     TransNet has not paid any dividends on its common stock since its inception.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by, the Company's consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

                                         Year Ended June 30,
                     -----------------------------------------------------------
                       2002          2001       2000         1999        1998
                       ----          ----       ----         ----        ----

Statement of Income Data
Net Sales:
  Equipment           $33,258,828 $42,137,322 $33,503,234$28,231,540 $60,333,109
  Services             17,633,266  14,280,047 13,063,267  16,074,600  10,091,700
                      ----------- ----------- ---------- ----------- -----------
                       50,892,094  56,417,369 46,566,501  44,306,140  70,424,809
                      ----------- ----------- ---------- ----------- -----------
Cost of Sales:
  Equipment            31,030,909  38,893,267 31,230,050  25,844,701  55,243,196
  Services             11,889,348  10,084,170  9,687,659   9,882,921   7,068,517
                      ----------- ----------- ---------- ----------- -----------
                       42,920,257  48,977,437 40,917,709  35,727,622  62,311,713
                      ----------- ----------- ---------- ----------- -----------
Gross Profit:
  Equipment             2,227,919   3,244,055  2,273,184   2,386,839   5,089,913
Services                5,743,918   4,195,877  3,375,608   6,191,679   3,023,183
                      ----------- ----------- ---------- ----------- -----------
                        7,971,837   7,439,932  5,648,792   8,578,518   8,113,096
                      ----------- ----------- ---------- ----------- -----------

Selling, General &
  Administrative        6,986,974   6,800,202  5,980,830   7,073,487   7,529,093

Income before Income
  Tax Expense           1,055,948     897,012     26,270   1,836,052   1,274,791

Net Income                670,497     563,012      8,270   1,172,462     923,891
Income (Loss) Per Common
  Share - Basic              0.14        0.12          -        0.23        0.18
Income (Loss) Per Common
  Share - Diluted            0.14        0.12          -        0.23        0.18
Weighted average shares
  outstanding - Basic   4,774,804   4,815,872  4,903,804   5,183,141   5,216,804
Weighted average shares
  outstanding - Diluted 4,927,225   4,884,853  4,903,804   5,183,141   5,216,804

Balance Sheet Data:
Working Capital        13,156,891  12,540,263 11,886,844  11,887,050  11,200,198
Total Assets           16,336,175  17,152,151 17,450,367  17,118,880  15,396,518
Long-Term Obligations           -           -          -           -           -
Shareholders Equity    13,947,494  13,276,997 12,813,126  13,449,272    12623810

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      Revenues for the fiscal year ended June 30, 2002 were $50,892,094 as compared with $56,417,369 for the fiscal year ended June 30, 2001, and $46,566,501 for the fiscal year ended June 30, 2000. Revenues decreased in fiscal 2002 as compared to the prior fiscal year as a result of decreased hardware sales. In addition, the Corporation arranged for several computer manufacturers to ship product directly to and direct-bill TransNet customers, paying TransNet a fee similar to a commission. Although this reduced revenues from hardware sales, it yielded increased profits. The increase in revenues for fiscal 2001 as compared to fiscal 2000 was attributable to increases in hardware sales. Service revenues increased in fiscal 2002 and 2001 as a result of increased demand for the Corporation's technical services (technical support, repair and maintenance, network integration and training).

      For fiscal 2002, the Corporation reported net income of $670,497 as compared with net income of $563,012 for fiscal 2001, and net income of $8,270 for fiscal 2000. The increase in income for fiscal 2002 was due to an increase in revenues from technical services, which yield a higher profit margin than hardware sales. The increase in income for fiscal 2001 over the prior year is the result of increase in hardware sales and the provision of higher-end network integration and IP telephony services, as well as improved profit margins on both equipment sales and services. The decrease in income for fiscal 2000 is attributed to a number of factors, including losses in the second and third fiscal quarters which resulted from postponements of software implementation and system upgrade projects by major customers due to their focus on Y2K remediation; decreased profit margins on hardware sales; decreased margins on services due in part to increased salaries of technical personnel; and decreased training revenues resulting from Y2K remediation focus. Service related revenues, a material segment of revenues, are significant in their contributions to net income because these operations yield a higher profit margin than equipment sales. For the fiscal years discussed, revenue from the provision of service, support, outsourcing and network integration is largely the result of the Corporation entering into service contracts with a number of corporate customers to provide service and support for the customer's personal computers, peripherals and networks. Most of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

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

      During fiscal 2002, selling, general and administrative expenses increased to 14% of revenues as a result of the decrease in revenues. Management continued its efforts to control expenses, despite increased personnel related costs. This compares to 12% of revenue for fiscal 2001, a decrease over the prior year's 13% which resulted from increased revenues.

      Interest income decreased in fiscal 2002 and 2001 as compared to the 2001 and 2000, respectively, due to lower amount of funds invested and lower interest rates paid on those funds.

Liquidity and Capital Resources

      There are no material commitments of the Corporation's capital resources, other than leases and employment contracts.

      The Corporation currently finances the purchases of portions of its inventory through floor planning arrangements with a third-party lender and a manufacturer's affiliate under which such inventory secures the financed purchases. Inventory decreased in fiscal 2002 as a result of decreased hardware sales and due to the Corporation's arrangement with certain manufacturers to ship to and bill customers directly. Inventory increased for fiscal 2001 and 2000 as a result of increased sales volume.

      Accounts receivable remained relatively constant from fiscal 2002 to fiscal 2001, and decreased in fiscal 2001 compared to the prior year as a result of management's efforts to reduce customers' payment cycles. Accounts payable remained relatively the same in fiscal 2002 as compared to 2001, and decreased in fiscal 2001 as compared to fiscal 2000 as a result of purchasing cycles at year end. Floor planning payables decreased in 2002 in direct correlation to the decrease in inventory, and increased in fiscal 2001 and 2000 as a direct result of equipment purchases required to meet increased hardware orders.

      For the fiscal year ended June 30, 2002, as in the fiscal years ended June 30, 2001 and 2000, the internal capital sources of the Corporation were sufficient to enable the Corporation to meet its obligations.

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

      The Corporation decided to (i) take corrective action under the IRS Walk-in Closing Agreement Program ("CAP"), (ii) apply for a favorable determination letter with respect to the Plan from the IRS, and (iii) terminate the Plan. The CAP program provides a correction mechanism for Anon-amenders@ such as the Corporation. Under CAP, the Corporation will be subject to a monetary sanction (which could range from $1,000 to approximately $40,000). In addition, the Corporation will be required to correct, retroactively, operational violations, and to pay any resulting excise taxes and PBGC premiums and penalties that may be due. In this regard, in connection with settlement negotiations with the IRS, during the December 2000 quarter the Corporation made a contribution to the Plan and made payment of specified sanctions. During the March quarter of fiscal 2001, the Corporation finalized a settlement agreement with the IRS and is awaiting resolution with the PBGC.


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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers and directors of the Corporation are as follows:

      Name                     Age       Position
John J. Wilk (a)               74        Chairman of the Board and Treasurer
Steven J. Wilk (a)             45        President and Director
Jay A. Smolyn                  46        Vice President, Operations and Director
Vincent Cusumano (b)(d)        67        Secretary and Director
Earle Kunzig (b)(e)            63        Director
Raymond J. Rekuc (c)           56        Director
Susan Wilk (a)                           Director
--------------------------
(a) Steven J. Wilk and Susan Wilk are respectively, the son and daughter of John
    J. Wilk.
(b) Member of the Audit Committee
(c) Chairman of the Audit Committee.
(d) Member of the Compensation Committee.
(e) Chairman of the Compensation Committee.

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

Compliance with Section 16(a) of the Exchange Act

      Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Corporation pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, the Corporation believes that with respect to fiscal 2002, its officers, directors and beneficial owners of more than 10% of its equity timely complied with all applicable Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth information concerning the compensation paid or accrued by the Corporation during the three years ended on June 30, 2002, to its Chief Executive Officer and each of its other executive officers whose total annual salary and bonus for the fiscal year ended June 30, 2002, exceeded $100,000. All of the Corporation's group life, health, hospitalization or medical reimbursement plans, if any, do not discriminate in scope, terms or operation, in favor of the executive officers or directors of the Corporation and are generally available to all full-time salaried employees.

                             SUMMARY COMPENSATION TABLE

                            Annual Compensation                         Long-Term
                                                                       Compensation
                    ---------------------------------   --------------------------------------------
                                                         Securities
                    Year                                 Underlying
Name and            Ended                   Other Annual  Options    Restricted    LTIP    All Other
Principal Position June 30,  Salary  Bonus  Compensation    SARs    Stock Awards  Payouts Compensation
---------------------------  ------  -----  ------------    ----    ------------  --------------------
Steven J. Wilk       2002  $300,000  $40,678    $0                0       0        $0        0
 President and Chief 2001  $266,167  $32,880    $0          100,000       0        $0        0
 Executive Officer   2000  $250,000  $0         $0                0       0        $0        0

Jay Smolyn           2002  $165,000  $31,475    $0                0       0        $0        0
  Vice President     2001  $163,166  $25,645    $0           50,000       0        $0        0
  Operations         2000  $148,542  $0         $0                0       0        $0        0


                          OPTION GRANTS IN LAST FISCAL YEAR
                                 (individual grants)

      No options were granted during fiscal 2002.

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                          AND FISCAL YEAR-END OPTION VALUES

      The following table sets forth information with respect to the Named Executive Officer concerning the exercise of options during fiscal 2002 and the number and value of unexercised options held as of the end of fiscal 2002.

                                                Number of         Value of
                                                Securities       Unexercised
                                                Underlying       In-the-Money
                                           Unexercised Options Options at Fiscal
                   Number of                at Fiscal Year End;  Year End ($);
Name of         Shares Acquired               (Exercisable/     (Exercisable/
Executive Officer  on Exercise Value Realized($) Unexercisable)   Unexercisable)
   -------        -----------  ----------------- --------------   --------------

Steven J. Wilk         0               0        50,000/50,000       $14,500/0
Jay A. Smolyn          0               0        25,000/25,000        $7,250/0

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

Directors' Compensation

      During fiscal 2002, the Company paid $5,000 in directors' fees to each of its three outside directors.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

      The following table sets forth, as of August 31, 2002, the number of shares of TransNet's common stock owned beneficially to the knowledge of the Corporation, by each beneficial owner of more than 5% of such common stock, by each director owning shares and by all officers and directors of the Corporation as a group.


Name of Beneficial                  Amount of Shares              Percent of
Owner                              Beneficially Owned              Class (a)
-----                              ------------------              ---------

Directors
Steven J. Wilk (b)                443,500 shs (c)                     9%
John J. Wilk (b)                  200,500 shs (d)                     4%
Jay A. Smolyn (b)                 108,000 shs (e)                     2%
Susan Wilk (b)                     93,200 shs (f)                     2%
Vincent Cusumano (b)               17,000 shs (g)                    ----
Earle Kunzig (b)                   20,000 shs (h)                    ----
Raymond J. Rekuc (b)               15,000 shs (i)                    ----

All officers and directors         897,200 shs                        17%
as a group (seven persons)
-----------------------------------------
(a)   Based on 4,927,225 shares outstanding.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On November 11, 1998, the Company executed an agreement to sell approximately 6.32 acres of unimproved real property in Mountainside, New Jersey (the "Real Property") to W Realty LLC ("W Realty") for the appraised value of $1,000,000. W Realty is a partnership, which at the time of sale consisted of John J. Wilk, Chairman of the Board, and Raymond J. Rekuc, a Director of the Company. The purchase price was payable through a credit extended by W Realty as sub-lessor to the Company as sub-lessee for the $410,000 of rent payable by the Company over the last two years of its sublease (through February 2001) for its principal facility in Somerville, New Jersey and a $590,000 promissory note executed by W Realty payable in installments of $150,000 in February 1998 and $440,000 in November 1998. The note was at an interest rate of 8% per annum and was secured by a mortgage on the Real Property. The $150,000 payment due in February 1998 was paid and $190,000 of the payment due in November 1998 was paid with interest. Payment of the $250,000 balance was renegotiated under a revised Note which provided for payment of the principal June 30, 2002, at an interest rate of 6.5%. The Note was paid in full during May 2002.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.  Financial Statements
        --------------------
   o    Independent Auditor's Report.
   o Consolidated Balance Sheets as of June 30, 2002 and June 30, 2001.
   o Consolidated Statements of Operations for the Years Ended June 30, 2002, 2001 and 2000.
   o Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2002, 2001 and 2000.
   o Consolidated Statements of Cash Flows for the Years Ended June 30, 2002, 2001 and 2000.
   o    Notes to Consolidated Financial Statements

     3. Exhibits

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

        3.1 (c) March 17, 1993 Amendment
        to Certificate of Incorporation

        3.2 (a) Amended By-Laws              Exhibit 3 to Annual Report on Form
        10-K for year ended June 30, 1987

        3.2(b) Article VII, Section 7 of the  Exhibit to Current Report on
        By-Laws, as amended                   Form 8-K for January 25, 1990

        4.1 Specimen Common Stock             Exhibit 4(A) to Registration
        Certificate                           Statement on Form S-1
                                              (File No. 2-42279)

        10.1  March 1, 1991 lease agreement   Exhibit  10.1 to Annual  Report on
        between  W.  Realty  and the          Form 10-K for year ended June 30,
        Corporation for premises at           1991
        45 Columbia Road,  Somerville
        (Branchburg), New Jersey

        10.2 February 1, 1996 amendment to   Exhibit  10.2 to Annual  Report on
        Lease Agreement between W.Realty and Form 10-K for year ended June 30,
        the Corporation for premises at      1996
        45 Columbia Road,  Somerville,
        New Jersey

        10.3 Employment Agreements expiring Exhibit 10.3 to Annual Report on on June 30, 2005 with Steven J. Wilk Form 10-K for year ended June 30,
        and Jay A. Smolyn                    2001

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

Registrant:                               TransNet Corporation

Date:   September 27, 2002                By /s/ Steven J. Wilk
                                          ------------------------------------
                                          Steven J. Wilk
                                          Chief Executive Officer


Date:   September  27, 2002               By /s/ John J. Wilk
                                          ------------------------------------
                                          John J. Wilk
                                          Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ Steven J. Wilk                     Date:  September 27, 2002
------------------------------------
     Steven J. Wilk, Director


By /s/ John J. Wilk                       Date:  September 27, 2002
------------------------------------
     John J. Wilk, Director


By /s/ Jay A. Smolyn                      Date:  September 27, 2002
------------------------------------
     Jay A. Smolyn, Director


By /s/ Raymond J. Rekuc                   Date:  September 27, 2002
------------------------------------
     Raymond J. Rekuc, Director


By /s/ Vincent Cusumano                   Date:  September 27, 2002
------------------------------------
     Vincent Cusumano, Director


By /s/ Earle Kunzig                       Date:  September 27, 2002
------------------------------------
     Earle Kunzig, Director


By /s/ Susan M. Wilk                      Date:  September 27, 2002
------------------------------------
     Susan M. Wilk, Director

CERTIFICATION

I, Steven J. Wilk, certify that:

1.  I have reviewed this annual report on Form 10-K of TransNet Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant' ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5. The registrant's other certifying offers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  September 27, 2002            /s/ Steven J. Wilk
                                     ----------------------------------
                                     President and Chief Executive Officer

CERTIFICATION

I, John J. Wilk, certify that:

1.  I have reviewed this annual report on Form 10-K of TransNet Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant' ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5. The registrant's other certifying offers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  September 27, 2002            /s/ John J. Wilk
                                     ----------------------------------
                                     Chief Financial Officer

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Transnet Corporation and Subsidiary
  Branchburg, New Jersey



We have audited the accompanying consolidated balance sheets of Transnet Corporation and Subsidiary as of June 30, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transnet Corporation and Subsidiary as of June 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.








                                          MOORE STEPHENS, P. C.
                                          Certified Public Accountants.

Cranford, New Jersey
August 21, 2002

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------


                                                              June 30,
                                                              --------
                                                         2 0 0 2      2 0 0 1
                                                         -------      -------
Assets:
Current Assets:
  Cash and Cash Equivalents                           $ 7,035,649   $6,301,210
  Accounts Receivable - Net                             7,553,927    7,566,102
  Inventories - Net                                       615,646    1,886,988
  Mortgage Receivable - Related Party                          --      250,000
  Other Current Assets                                    113,725      125,358
  Deferred Tax Asset                                      195,649      256,055
                                                      -----------   ----------

  Total Current Assets                                 15,514,596   16,385,713

Property and Equipment - Net                              583,490      530,969

Other Assets                                              238,089      235,469
                                                      -----------   ----------

  Total Assets                                        $16,336,175   $17,152,151
                                                      ===========   ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                    $   684,823   $  674,896
  Accrued Expenses                                        419,684      630,423
  Income Taxes Payable                                    228,691      310,979
  Floor Plan Payable                                    1,024,507    2,229,152
                                                      -----------   ----------

  Total Current Liabilities                             2,357,705    3,845,450
                                                      -----------   ----------

Deferred Tax Liability                                     30,976       29,704
                                                      -----------   ----------

Commitments and Contingencies                                  --           --
                                                      -----------   ----------

Stockholders' Equity:
  Capital Stock - Common, $.01 Par Value,  Authorized
   15,000,000 Shares; Issued 7,469,524 Shares at June 30,
   2002 and 2001 [of which 2,694,720 are in Treasury
   at June 30, 2002 and 2001]                              74,695       74,695

  Additional Paid-in Capital                           10,686,745   10,686,745

  Retained Earnings                                    10,494,254    9,823,757
                                                      -----------   ----------

  Totals                                               21,255,694   20,585,197
  Less:  Treasury Stock - At Cost                      (7,308,200)  (7,308,200)
                                                      -----------   ----------

  Total Stockholders' Equity                           13,947,494   13,276,997
                                                      -----------   ----------

  Total Liabilities and Stockholders' Equity          $16,336,175   $17,152,151
                                                      ===========   ===========

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------



                                                 Y e a r s   e n d e d
                                          ----------------------------------
                                                    J u n e   3 0,
                                          ----------------------------------
                                            2 0 0 2     2 0 0 1      2 0 0 0
                                            -------     -------      -------

Revenue:
  Equipment                               $33,258,828 $ 42,137,322 $33,503,234
  Services                                 17,633,266   14,280,047  13,063,267
                                          ----------- ------------ -----------

  Total Revenue                            50,892,094   56,417,369  46,566,501
                                          ----------- ------------ -----------

Cost of Revenue:
  Equipment                                31,030,909   38,893,267  31,230,050
  Services                                 11,889,348   10,084,170   9,687,659
                                          ----------- ------------ -----------

  Total Cost of Revenue                    42,920,257   48,977,437  40,917,709
                                          ----------- ------------ -----------

  Gross Profit                              7,971,837    7,439,932   5,648,792

Selling, General and Administrative
  Expenses                                  6,986,974    6,800,202   5,980,830
                                          ----------- ------------ -----------

  Operating Income [Loss]                     984,863      639,730    (332,038)
                                          ----------- ------------ -----------

Interest Income:
  Interest Income                              64,385      234,782     333,908
  Interest Income - Related Party               6,700       22,500      24,400
                                          ----------- ------------ -----------

  Total Interest Income                        71,085      257,282     358,308
                                          ----------- ------------ -----------

  Income Before Income Tax Expense          1,055,948      897,012      26,270

Income Tax Expense                            385,451      334,000      18,000
                                          ----------- ------------ -----------

  Net Income                              $   670,497 $    563,012 $     8,270
                                          =========== ============ ===========

  Basic Net Income Per Common Share       $       .14 $        .12 $        --
                                          =========== ============ ===========

  Diluted Net Income Per Common Share     $       .14 $        .12 $        --
                                          =========== ============ ===========

  Weighted Average Common Shares
   Outstanding - Basic                      4,774,804    4,815,872   4,903,804
                                          =========== ============ ===========

  Weighted Average Common Shares
   Outstanding - Diluted                    4,927,225    4,884,853   4,903,804
                                          =========== ============ ===========



See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------

                                                                                                          Total
                                       Common Stock   Paid-in       Retained        Treasury Stock   Stockholders'
                                    Shares    Amount     Capital    Earnings     Shares      Amount      Equity

Balance - June 30, 1999          7,469,524 $   74,695 $10,686,745 $9,252,475  (2,402,720)$(6,564,643) $13,449,272

  Treasury Shares Purchased             --         --         --          --    (211,500)   (644,416)   (644,416)

  Net Income                            --         --         --       8,270          --          --       8,270
                                ---------- ---------- ----------  ---------- ----------- -----------  ----------

Balance - June 30, 2000          7,469,524     74,695 10,686,745   9,260,745  (2,614,220) (7,209,059) 12,813,126

  Treasury Shares Purchased             --         --         --          --     (80,500)    (99,141)    (99,141)

  Net Income                            --         --         --     563,012          --          --     563,012
                                ---------- ---------- ----------  ---------- ----------- -----------  ----------

Balance - June 30, 2001          7,469,524     74,695 10,686,745   9,823,757  (2,694,720) (7,308,200) 13,276,997

  Net Income                            --         --         --     670,497          --          --     670,497
                                ---------- ---------- ----------  ---------- ----------- -----------  ----------

Balance - June 30, 2002          7,469,524 $   74,695 $10,686,745 $10,494,254 (2,694,720)$(7,308,200) $13,947,494
                                ========== ========== =========== ====================== ===========  ===========


See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                   Y e a r s   e n d e d
                                            ----------------------------------
                                                      J u n e   3 0,
                                            ----------------------------------
                                              2 0 0 2     2 0 0 1      2 0 0 0
                                              -------     -------      -------
Operating Activities:
  Net Income                                $  670,497  $  563,012  $    8,270
                                            ----------  ----------  ----------
  Adjustments to Reconcile Net Income to Net Cash
   Provided  by [Used  for] Operating Activities:
   Depreciation and Amortization               196,111     186,225     324,787
   Loss on Sale of Equipment                     8,795          --          --
   Provision for Doubtful Accounts              (4,272)     40,247      35,000
   Discounting of Deferred Charges                  --          --      64,000
   Deferred Income Taxes                        61,678      (6,000)     18,000

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                        16,447   1,750,598  (2,656,047)
     Inventories                             1,271,342    (509,259)   (490,793)
     Other Current Assets                       11,633     (38,858)    (30,470)
     Other Assets                              (16,591)    119,842     130,366

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses    (130,069) (1,349,574)    816,056
     Other Current Liabilities                 (70,743)     44,937          --
     Income Taxes Payable                      (82,288)    310,979    (664,161)
                                            ----------  ----------  ----------

   Total Adjustments                         1,262,043     549,137  (2,453,262)
                                            ----------  ----------  ----------

  Net Cash - Operating Activities            1,932,540   1,112,149  (2,444,992)
                                            ----------  ----------  ----------

Investing Activities:
  Capital Expenditures                        (243,456)   (134,223)   (134,117)
  Mortgage Receivable Proceeds - Related Party 250,000          --          --
                                              --------  ----------  ----------

  Net Cash - Investing Activities                6,544    (134,223)   (134,117)
                                            ----------  ----------  ----------

Financing Activities:
  Floor Plan Payable - Net                  (1,204,645)    213,867     814,842
  Treasury Shares Repurchased                       --     (99,141)   (644,416)
                                            ----------  ----------  ----------

  Net Cash - Financing Activities           (1,204,645)    114,726     170,426
                                            ----------  ----------  ----------

  Net Increase [Decrease] in Cash and
   Cash Equivalents                            734,439   1,092,652  (2,408,683)

Cash and Cash Equivalents - Beginning
  of Years                                   6,301,210   5,208,558   7,617,241
                                            ----------  ----------  ----------

  Cash and Cash Equivalents - End of Years  $7,035,649  $6,301,210  $5,208,558
                                            ==========  ==========  ==========

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                   Y e a r s   e n d e d
                                            ----------------------------------
                                                      J u n e   3 0,
                                            ----------------------------------
                                              2 0 0 2     2 0 0 1      2 0 0 0
                                              -------     -------      -------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:
   Interest                                 $       --  $       --  $       --
   Income Taxes                             $  340,000  $   17,000  $       --

Supplemental Disclosures of Non-Cash Investing Activities:
  During fiscal 2002, the Company traded-in automobiles with a book value of $33,790 in exchange for a trade-in value of approximately $25,000.

  During fiscal 2001, the Company disposed of approximately $38,500 of fully depreciated property and equipment.





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

The Company is an IT support organization for corporate and educational clients, providing sophisticated solutions, including system design and integration, help-desk support services and end-user training. Its clients include Fortune 100 organizations, primarily in the pharmaceutical, oil and gas, finance and communications industries, as well as educational and governmental institutions.

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

[C] Accounts Receivable - Accounts receivable have been reduced by an allowance for doubtful accounts of approximately $107,000 and $191,000 as of June 30, 2002 and 2001, respectively. The receivables secure a floor plan agreement [See Note 8C].

[D] Inventories - The Company's inventory is valued at the lower of cost [determined on the moving average-cost basis] or market. Inventory has been reduced by an allowance of $60,000 at June 30, 2002 and 2001. The inventory secures borrowings under a floor plan financing agreement [See Note 8C].

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

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
------------------------------------------------------------------------------



[2] Summary of Significant Accounting Policies [Continued]

[I] Concentrations of Credit Risk - At June 30, 2002 and 2001, the Company maintained cash balances [excluding repurchase agreements discussed in Note 3] in excess of FDIC insured limits of approximately $398,000 and $350,000, respectively.

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

[J] Business Concentrations - The Company is engaged in the sale and technical support and service of local area networks, personal computer systems, and peripheral equipment, software, and supplies to companies and organizations located primarily in the New Jersey - New York City Metropolitan area and is currently an authorized dealer for several computer products manufacturers, including 3 Com, Apple, Cisco, Compaq, Hewlett Packard, IBM, Intel, NEC, Nortel, Novell, Toshiba and Microsoft Corporation. If the Company were to lose any of its dealer authorizations or if it were to experience significant delays, interruptions or reductions in its supply of hardware and software, the Company's revenues and profits could be adversely affected.

[K] Advertising Costs - The Company participates in cooperative advertising programs with its vendors, whereby the vendors absorb the costs of advertising. During the years ended June 30, 2002, 2001 and 2000, the Company incurred additional advertising expense of $9,034, $73,113 and $80,526, respectively. Advertising costs are expensed as incurred.

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

[M] Reclassification - Certain prior year amounts have been reclassified to conform to the 2002 presentation

[N] Stock  Options  Issued to  Employees  - The  Company  adopted  Statement  of
Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," for financial note disclosure purposes and continues to apply the intrinsic value method of Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees," for financial reporting purposes.

[O] Deferred Income Taxes - Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
------------------------------------------------------------------------------



[3] Repurchase Agreements

Repurchase agreements included in cash equivalents as of June 30, 2002 and 2001 consisted of:

                                 Cost Fair Value
June 30, 2002:
  Repo .95%, Due July 1, 2002       $ 5,048,766    $ 5,048,815

This security is backed by $4,925,000 of F.H.R. bonds maturing June 18, 2028 with an interest rate of 5.00%.

                                 Cost Fair Value
June 30, 2001:
  Repo 3.0%, Due July 1, 2001       $ 5,677,017     $ 5,790,557

This security is backed by $5,729,365 of G.N.M.A. bonds maturing May 16, 2016 with a variable interest rate of 6.50%.

[4] Inventories

Inventories consist of the following at June 30, 2002 and 2001:
                                                    June 30,
                                                    --------
                                              2 0 0 2      2 0 0 1
                                              -------      -------

Product Inventory                           $  399,355   $1,631,182
Service Parts                                  216,291      255,806
                                            ----------   ----------

  Totals                                    $  615,646   $1,886,988
  ------                                    ==========   ==========

[5] Mortgage Receivable - Related Party

In November 1998, the Company sold approximately 6.32 acres of unimproved real property in Mountainside, New Jersey [the "real property"] to W. Realty LLC, ["W. Realty"] for the appraised value of $1,000,000. W. Realty is partially owned by an officer and a director of the Company. The original purchase price was payable through a $410,000 credit extended by W. Realty as lessor to the Company covering the last two years of its lease and a $590,000 promissory note payable.

In February 1999, the remaining $250,000 principal balance owed on the mortgage was refinanced. Repayment terms under the refinanced note payable included monthly interest only payments and full principal balance due November 2000 at an interest rate of 9.0% per annum. Under an agreement entered into in fiscal 2001, the repayment of $250,000 in principal had been extended until June 2002 at an interest rate of 6.5% per annum. In May 2002, the Company received repayment of all principal and accrued interest. During the years ended June 30, 2002, 2001 and 2000, the Company recorded approximately $6,700, $22,500 and $24,400 of interest income on the mortgage receivable obligation, respectively.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
------------------------------------------------------------------------------


[6] Property, Equipment, Depreciation and Amortization

Property and equipment and accumulated depreciation and amortization as of June 30, 2001 and 2000 are as follows:

                                                         June 30,
                                                         --------
                                                    2 0 0 2      2 0 0 1
                                                    -------      -------

Automobiles                                       $  253,574   $ 211,622
Office Equipment                                   1,761,354   1,636,619
Furniture and Fixtures                               321,161     321,161
Leasehold Improvements                               273,102     273,102
                                                  ----------   ---------

Totals                                             2,609,191   2,442,504
Less:  Accumulated Depreciation and Amortization   2,025,701   1,911,535
                                                  ----------   ---------

  Property and Equipment - Net                    $  583,490   $ 530,969
  ----------------------------                    ==========   =========

Total depreciation and amortization expense amounted to $182,140, $172,254, $310,816 for the years ended June 30, 2002, 2001 and 2000, respectively.

[7] Intangible Assets

Intangible assets and accumulated amortization as of June 30, 2002 and 2001 are as follows:

                                               Licenses    Goodwill       Total
June 30, 2002:
Cost                                           $   20,000 $  259,422    $279,422
Less:  Accumulated Amortization                    13,833    159,976     173,809
                                               ---------- ----------    --------

  Intangible Assets - Net                      $    6,167 $   99,446    $105,613
  -----------------------                      ========== ==========    ========

June 30, 2001:
Cost                                           $   20,000 $  259,422    $279,422
Less:  Accumulated Amortization                    12,833    147,005     159,838
                                               ---------- ----------    --------

  Intangible Assets - Net                      $    7,167 $  112,417    $119,584
  -----------------------                      ========== ==========    ========

Intangible assets are included in other assets for financial reporting purposes. Amortization expense for fiscal 2002, 2001 and 2000 was $13,971.

[8] Commitments

[A] Leasing Agreements - In January 2001, the Company renewed its leases of office and warehouse space under this operating lease agreement through February 2006. Terms of the agreement provide for annual base rent of $165,718 which is adjusted annually based on a cost of living calculation.

In addition to the annual base rent, the office and warehouse lease requires the Company to pay for certain contingent expenses such as building maintenance, insurance and real estate taxes. Total contingent lease expenses were $121,918, $77,008 and $92,161 for the years ended June 30, 2002, 2001 and 2000, respectively.

The Company maintains two operating leases for several pieces of office equipment that expire in 2003 and 2005. Terms of the leases provide for combined annual payments of $13,764.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
------------------------------------------------------------------------------


[8] Commitments and Related Party Transactions [Continued]

[A] Leasing Agreements [Continued] - The fixed annual base rent [exclusive of an annual cost of living adjustment] of the office and warehouse lease and equipment leases for the next five (5) years are as follows:

                                                            Office
                                                  Rent     Equipment

2003                                           $  165,718 $   10,576
2004                                              165,718      4,200
2005                                              165,718      4,200
2006                                              110,472        350
2007                                                   --         --
                                               ---------- ----------

  Totals                                       $  607,626 $   19,326
  ------                                       ========== ==========

Total rent expense was $179,482, $200,352 and $203,960 for the years ended June 30, 2002, 2001 and 2000, respectively.

[B] Employment Agreements - Effective July 1995, the Company entered into five [5] year employment agreements with two officers of the Company which provide for salaries of $135,000 and $250,000. In January 2001, these two employment agreements were renewed for an additional five [5] year period through June 2005. Provisions of the renewed agreements provide for annual salaries of $165,000 and $300,000. In addition, the renewed agreements continue to provide for a "Performance Bonus" based on percentages of two (2) to six (6) percent applied to certain levels of the Company pre-tax profits. The bonus expense recorded was approximately $72,000, $50,000 and $-0- for the years ended June 30, 2002, 2001 and 2000, respectively.

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

[C] Floor Plan Payable - The Company finances inventory purchases through a floor plan wholesale credit line with a finance company, which is secured by substantially all assets of the Company. At June 30, 2002, the Company had a maximum credit line of $4,500,000, of which $3,475,493 was unused. Provisions of the floor plan agreement provide that the lender may at its sole discretion from time to time determine the maximum amount of financing which it elects to extend based on certain eligible inventory and accounts receivable balances. The outstanding borrowing under the credit line at June 30, 2002 and 2001 was approximately $1,025,000 and $2,229,000, respectively. Payments on the credit line are due currently and are interest free for a 30 day period. If not repaid in full, interest is calculated based on the average daily outstanding balance under the line of credit at a rate of the greater of 6% or the prime rate. Purchases made under the credit lines were repaid in full within the 30 day interest free repayment period during fiscal 2002, 2001 and 2000. Accordingly, no interest expense has been incurred for the years ended June 30, 2002, 2001 and 2000. The prime rate and the weighted average interest rate were 4.75%, 9.50% and 7.5%, respectively at June 30, 2002, 2001 and 2000.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
------------------------------------------------------------------------------


[9] Income Taxes

The provision for income taxes is summarized as follows:
                                                     Y e a r s   e n d e d
                                             ---------------------------------
                                                        J u n e   3 0,
                                             ---------------------------------
                                               2 0 0 2     2 0 0 1     2 0 0 0
                                               -------     -------     -------
Federal:
  Current                                    $ 257,636   $ 271,000  $       --
  Deferred                                      52,635      (4,900)     13,500
                                             ---------   ---------  ----------

  Federal Provision                            310,271     266,100      13,500
                                             ---------   ---------  ----------

State:
  Current                                       65,891      69,000          --
  Deferred                                       9,289      (1,100)      4,500
                                             ---------   ---------  ----------

  State Provision                               75,180      67,900       4,500
                                             ---------   ---------  ----------

  Income Tax Expense                         $ 385,451   $ 334,000  $   18,000
  ------------------                         =========   =========  ==========

Deferred income taxes arise from temporary differences including depreciation, inventory reserves, allowance for doubtful accounts and expense accruals.

The deferred tax asset and liability in the accompanying consolidated balance sheets include the following components:
                                                           June 30,
                                                           --------
                                                      2 0 0 2     2 0 0 1
                                                      -------     -------

Accounts Receivable Allowance                      $    64,000 $    76,400
Inventory Allowance                                     24,000      32,000
Accrued Expenses                                        58,900     115,355
Other Temporary Differences                             48,749      32,300
                                                   ----------- -----------

Deferred Tax Assets                                    195,649     256,055
Deferred Tax Liabilities - Depreciation
 and Amortization                                       30,976      29,704
                                                     --------- -----------

  Net Deferred Tax Asset                           $   164,673 $   226,351
  ----------------------                           =========== ===========

The following is a reconciliation of income taxes at the U.S. statutory tax rate to the taxes actually provided:
                                                     Y e a r s   e n d e d
                                             ---------------------------------
                                                        J u n e   3 0,
                                             ---------------------------------
                                                2 0 0 2    2 0 0 1     2 0 0 0
                                                -------    -------     -------

U.S. Statutory Rate Applied to Pretax Income $ 334,200   $ 283,900  $    9,000
State Taxes                                     56,000      47,800       1,800
Other Permanent Differences                     (4,749)      2,300       7,200
                                             ---------   ---------  ----------

  Income Tax Expense                         $ 385,451   $ 334,000  $   18,000
  ------------------                         =========   =========  ==========

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
------------------------------------------------------------------------------


[10] Earnings Per Share

The following table reconciles the denominator of the diluted earnings per share computation as shown in the consolidated statement of operations.
                                                      Years ended June 30,
                                               ---------------------------------
                                                 2 0 0 2    2 0 0 1     2 0 0 0
                                                 -------    -------     -------
Diluted EPS Calculation:
  Basic Common Shares Outstanding              4,774,804   4,815,872   4,903,804
  Effect of Common Stock Options                 152,421      68,981          --
                                               ---------  ---------- -----------

  Diluted Common and Common Equivalent Shares  4,927,225   4,884,853   4,903,804
  -------------------------------------------  =========  ========== ===========

Options to purchase 75,000 shares of the Company's common stock were outstanding during the year ended June 30, 2002 but were not included in the computation of diluted EPS because the exercise price of the options was greater than the average market price of the common stock for the periods reported.

[11] Defined Contribution Plans

The Company adopted a defined contribution [401(k)] plan covering all eligible employees. Under the terms of the Plan, participating employees elect to contribute a portion of their salaries to the Plan. The Company matches up to a certain percentage of the employees' contribution. Expense for the years ended June 30, 2002, 2001 and 2000 was $47,856, $44,363 and $44,978, respectively.

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

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
------------------------------------------------------------------------------



[12] Stockholders' Rights Plan and Incentive Stock Option Plan [Continued]


Information related to all stock options granted by the Company is as follows:

                                                                Weighted Average
                                            Weighted              Exercise Price
                                Number of    Average      Options    of Options
                                 Shares   Exercise Price Exercisable Exercisable

Outstanding - June 30, 1999            --   $      --           --    $     --
  Granted                              --          --           --          --
  Exercised                            --          --           --
  Forfeited/Canceled                   --          --           --          --
                                ---------   ---------    ---------    --------

Outstanding - June 30, 2000            --          --           --          --
  Granted                         437,000        1.01      246,750        1.09
  Exercised                            --          --           --
  Forfeited/Canceled                   --          --           --          --
                                ---------   ---------    ---------    --------

Outstanding - June 30, 2001       437,000        1.01      246,750        1.09
  Granted                              --          --           --          --
  Exercised                            --          --           --
  Forfeited/Canceled                   --          --           --          --
                                ---------   ---------    ---------    --------

  Outstanding - June 30, 2002     437,000   $    1.01      246,750    $   1.09
  ---------------------------   =========   =========    =========    ========

The following table summarizes information about stock options outstanding at June 30, 2002:

                             Options Outstanding          Options Exercisable
                                     Weighted-
                                      Average Weighted-            Weighted-
                                     Remaining Average              Average
       Range of        Number       ContractualExercise    Number  Exercise
    Exercise Prices  of Options        Life     Price    of Options  Price

         $.88         362,000          3.6       $.88     171,750     $.88
        $1.59          75,000          3.6      $1.59      75,000    $1.59

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

                                                  2 0 0 2    2 0 0 1   2 0 0 0
                                                  -------    -------   -------

Expected Option Term (Years)                          --    5 years       --
Risk-Free Interest Rate (%)                           --      6.0%        --
Expected Volatility (%)                               --       64%        --
Dividend Yield (%)                                    --        0%        --
Weighted Average Fair Value of Options Granted    $   --    $  .52    $   --

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
------------------------------------------------------------------------------



[12] Stockholders' Rights Plan and Incentive Stock Option Plan [Continued]

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

                                              2 0 0 2     2 0 0 1      2 0 0 0
                                              -------     -------      -------

Net Income:
  As Reported                             $    670,497  $  563,012   $    8,270
  Compensation Expense for Stock Options            --    (189,267)          --
                                          ------------  ----------   ----------

  Pro Forma Net Income                    $    670,497  $  373,745   $    8,270
                                          ============  ==========   ==========

Basic Earnings Per Share as Reported      $         --  $      .12   $       --
Pro Forma Basic Earnings Per Share        $         --  $      .08   $       --
Diluted Earnings Per Share as Reported    $         --  $      .12   $       --
Pro Forma Diluted Earnings Per Share      $         --  $      .08   $       --

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

The Company from time to time becomes involved in various routine legal proceedings in the ordinary course of its business. Management of the Company believes that the legal matters mentioned above and the outcome of remaining pending legal proceedings and unasserted claims in the aggregate will not have a material effect on its consolidated statement of operations, consolidated balance sheet, or liquidity.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
------------------------------------------------------------------------------



[14] Significant Customers

There were two significant customers who each accounted for more than 10% of total revenues during fiscal 2002, 2001 and 2000 as follows:
                                                  Years ended
                                       ------------------------------------
                                                   June 30,
                                       ------------------------------------
Customer                                  2 0 0 2     2 0 0 1      2 0 0 0
--------                                  -------     -------      -------

  A                                   $16,000,000  $23,000,000  $19,000,000
  B                                     6,500,000           --           --
                                      -----------  -----------  -----------

                                      $22,500,000  $23,000,000  $19,000,000

There were three significant customers who each accounted for more than 10% of accounts receivable at June 30, 2002 and 2001 as follows:


                                                June 30,
Customer                                  2 0 0 2     2 0 0 1
--------                                  -------     -------

  A                                   $   600,000  $ 3,500,000
  B                                     1,350,000           --
  C                                       900,000           --
  D                                       750,000           --
                                      -----------  -----------

                                      $ 3,600,000  $ 3,500,000

[15] Buying Agreement

During the year ended June 30, 2002, the Company purchased approximately $14,800,000 of hardware from one vendor at discounted prices under a buying agreement. Should the buying agreement be terminated, the Company may not be able to obtain purchases from another supplier at comparable terms.

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

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
------------------------------------------------------------------------------



[17] New Authoritative Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS 142 prohibits the amortization of goodwill and indefinite-lived intangible assets and requires that they be tested annually for impairment or on an interim basis if indications of a possible impairment arise. In addition, SFAS 142 requires that reporting units be identified for purposes of assessing potential future impairments of goodwill, and removes the 40 year limitation on the amortization period of intangible assets that have finite lives. The provisions for SFAS 142 is required to be adopted starting with fiscal years beginning after December 15, 2001. The company is still assessing the impact of the adoption of this new standard, although it does not expect it to affect the consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of the adoption of this new standard, although it does not expect it to affect its consolidated financial statements.

In June 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company is currently assessing the impact of the adoption of this new standard, although it does not expect it to affect its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections." Under the current rules, SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt" requires that all gains and losses from the extinguishment of debt be classified as extraordinary on the company's consolidated statements of earnings net of applicable taxes. SFAS No. 145 rescinds the automatic classification as extraordinary and requires that the company evaluate whether the gains or losses qualify as extraordinary under Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 145 also amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions shall be effective for financial statements issued on or after May 15, 2002. The company has adopted these provision and they had no material effect to the consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." The new rules amend existing accounting for these costs by requiring that a liability be recorded at fair value when incurred. The liability would be reviewed regularly for changes in fair value with adjustments recorded in the consolidated financial statements. Previous rules permitted certain types of costs to be recognized when future settlement was probable. SFAS No. 146 also provides specific guidance for lease termination costs and one-time employee termination benefits when incurred as part of an exit or disposal activity. The provisions for SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The company is still assessing the impact of the adoption of this new standard, although it does not expect it to affect the consolidated financial statements.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
------------------------------------------------------------------------------



[18] Selected Quarterly Financial Data [Unaudited]

                                 Three Months Ended
                   September 30, December 31, March 31,   June 30,   Fiscal Year
                      2 0 0 1      2 0 0 1     2 0 0 2    2 0 0 2     2 0 0 2
                      -------     -------     -------     -------     -------

Net Revenues       $17,076,390  $14,438,077 $9,607,548  $9,770,080  $50,892,095
Gross Profit       $1,972,427   $2,084,809  $2,012,241  $1,901,672  $ 7,971,837
Net Income         $  225,960   $  176,023  $ 132,625   $  134,969  $   670,497
Net Income Per Common Share:
  Basic            $     0.05   $     0.04  $    0.03   $     0.02  $      0.14
  Diluted          $     0.05   $     0.04  $    0.03   $     0.02  $      0.14

                                   Three Months Ended
                    September 30, December 31, March 31,  June 30,   Fiscal Year
                       2 0 0 0     2 0 0 0    2 0 0 1      2 0 0 1     2 0 0 1
                       -------     -------    -------      -------     -------

Net Revenues         $13,664,999 $13,113,298 $15,348,438 $14,290,634 $56,417,369
Gross Profit         $1,680,938  $1,732,003  $1,885,460  $2,141,531  $ 7,439,932
Net Income           $   97,266  $  119,062  $ 127,398   $  219,286  $   563,012
Net Income Per Common Share:
  Basic              $     0.02  $     0.03  $    0.03   $     0.04  $      0.12
  Diluted            $     0.02  $     0.02  $    0.03   $     0.05  $      0.12



                    .   .   .   .   .   .   .   .   .   .   .