Form 10-Q
period 2002-09-30
TRANSNET CORP
filed 2002-11-13
CIK 99313

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
                               ------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to _________________

For Quarter Ended September 30, 2002


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

    Yes __X__            No _____
          -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 7, 2002: 4,774,804.

                              TRANSNET CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                   Page No.

PART I.  FINANCIAL INFORMATION

   Consolidated Balance Sheets
   September 30, 2002 and June 30, 2002                                 1

   Consolidated Statements of Operations
   Three Months Ended September 30, 2002 and 2001                       2

   Consolidated Statements of Cash Flows
   Three Months Ended September 30, 2002 and 2001                       3

   Notes to Consolidated Financial Statements                           4

   Management's Discussion and Analysis                                 5


PART II.  OTHER INFORMATION                                             8
-------   -----------------

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                       September 30,  June 30,
                                                       -------------  --------
                                                          2 0 0 2      2 0 0 2
                                                          -------      -------
                                                        [Unaudited]
Assets:
Current Assets:
  Cash and Cash Equivalents                             $6,059,190  $7,035,649
  Accounts Receivable - Net                              6,909,104   7,553,927
  Inventories                                            1,432,542     615,646
  Other Current Assets                                     155,275     113,725
  Deferred Tax Asset                                       195,649     195,649
                                                        ----------  ----------

  Total Current Assets                                  14,751,760  15,514,596

Property and Equipment - Net                               546,945     583,490

Other Assets                                               234,596     238,089
                                                        ----------  ----------

  Total Assets                                          $15,533,301 $16,336,175
                                                        =========== ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                      $  792,961  $  684,823
  Accrued Expenses                                         176,035     419,684
  Income Taxes Payable                                      49,187     228,691
  Floor Plan Payable                                       498,740   1,024,507
                                                        ----------  ----------

  Total Current Liabilities                              1,516,923   2,357,705
                                                        ----------  ----------

Deferred Tax Liability                                      30,976      30,976
                                                        ----------  ----------

Commitments and Contingencies                                   --          --
                                                        ----------  ----------

Stockholders' Equity:
  Capital Stock - Common, $.01 Par Value, Authorized
   15,000,000 Shares; Issued 7,469,524 Shares
   [of which 2,694,720 are in Treasury]                     74,695      74,695

  Paid-in Capital                                       10,686,745  10,686,745

  Retained Earnings                                     10,532,162  10,494,254
                                                        ----------  ----------

  Totals                                                21,293,602  21,255,694
  Less:  Treasury Stock - At Cost                       (7,308,200) (7,308,200)
                                                        ----------  ----------

  Total Stockholders' Equity                            13,985,402  13,947,494
                                                        ----------  ----------

  Total Liabilities and Stockholders' Equity            $15,533,301 $16,336,175
                                                        =========== ===========


See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                                             Three months ended
                                                              September 30,
                                                          2 0 0 2      2 0 0 1
                                                          -------      -------

Revenue:
  Equipment                                             $5,617,049  $13,194,159
  Services                                               4,231,383   3,882,231
                                                        ----------  ----------

  Total Revenue                                          9,848,432  17,076,390
                                                        ----------  ----------

Cost of Revenue:
  Equipment                                              5,106,577  12,537,729
  Services                                               2,947,346   2,566,234
                                                        ----------  ----------

  Total Cost Revenue                                     8,053,923  15,103,963
                                                        ----------  ----------

  Gross Profit                                           1,794,509   1,972,427

Selling, General and Administrative Expenses             1,745,381   1,670,136
                                                        ----------  ----------

  Operating Income                                          49,128     302,291
                                                        ----------  ----------

Other Income:
  Interest Income                                           13,705      33,937
  Interest Income - Related Party                               --       5,672
                                                        ----------  ----------

  Total Other Income - Net                                  13,705      39,609
                                                        ----------  ----------

  Income Before Tax Expense                                 62,833     341,900

Income Tax Expense                                          24,924     115,940
                                                        ----------  ----------

  Net Income                                            $   37,909  $  225,960
                                                        ==========  ==========

Basic Net Income Per Common Share                       $     0.01  $     0.05
                                                        ==========  ==========

Diluted Net Income Per Common Share                     $     0.01  $     0.05
                                                        ==========  ==========

Weighted Average Common Shares
  Outstanding - Basic                                    4,774,804   4,815,872
                                                        ==========  ==========

Weighted Average Common Shares
  Outstanding - Diluted                                  4,849,813   4,930,607
                                                        ==========  ==========


See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                                             Three months ended
                                                              September 30,
                                                          2 0 0 2      2 0 0 1
                                                          -------      -------

Operating Activities:
  Net Income                                            $   37,909  $  225,960
                                                        ----------  ----------
  Adjustments to Reconcile Net Income to Net Cash:
   Depreciation and Amortization                            50,871      43,258
   Provision for Doubtful Accounts                          (7,000)     18,726

  Changes in Assets and Liabilities
   (Increase) Decrease in:
     Accounts Receivable                                   651,823  (2,669,409)
     Inventory                                            (816,896)   (517,146)
     Other Current Assets                                  (41,550)     32,466
     Other Assets                                               --      (1,194)

   Increase (Decrease) in:
     Accounts Payable and Accrued Expenses                (135,511)   (161,378)
     Other Current Liabilities                            (179,505)         --
     Deferred Income                                            --     100,000
                                                        ----------  ----------

  Total Adjustments                                       (477,768) (3,154,677)
                                                        ----------  ----------

  Net Cash - Operating Activities                         (439,859) (2,928,717)

Investing Activities:
  Capital Expenditures                                     (10,833)         --

Financing Activities:
  Floor Plan Payable - Net                                (525,767)   (135,339)
                                                        ----------  ----------

  Net (Decrease) in Cash and Cash Equivalents             (976,459) (3,064,056)

Cash and Cash Equivalents - Beginning of Periods         7,035,649   6,301,210
                                                        ----------  ----------

  Cash and Cash Equivalents - End of Periods            $6,059,190  $3,237,154
                                                        ==========  ==========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Income Taxes                                         $  204,427  $  428,750
   Interest                                             $       --  $       --


See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of September 30, 2002 and 2001 is unaudited)
------------------------------------------------------------------------------



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

(d) Earnings Per Share: Earnings per common share - basic are based on 4,774,804 weighted shares outstanding for the period ended September 30, 2002 and on 4, 815,872 weighted shares outstanding for the period ended September 30, 2001. Earnings per common share - diluted are based on 4,849,813 weighted shares outstanding for the period ended September 30, 2002 and on 4,930,607 weighted shares outstanding for the period ended September 30, 2001.

(2) Income Taxes

The Corporation has a deferred tax asset of $195,649 and a deferred tax liability of $30,976 based upon temporary timing differences including inventory capitalization, allowance for doubtful accounts, vacation pay accruals and depreciation.

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

These statements should be read in conjunction with the summary of significant accounting policies and notes contained in the Corporation's annual report on Form 10-K for the year ended June 30, 2002.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the quarter ended September 30, 2002 were $9,848,432 as compared with $17,076,390 for the quarter ended September 30, 2001. For the quarter ended September 30, 2002 the Corporation reported net income of $37,909 as compared with net income of $225,960 for the corresponding period in 2001. The decrease in overall revenues is primarily due to a decrease in hardware sales as many of the Corporation's largest customers delayed orders and projects due to their own budget freezes and/or restraints. The decrease is also attributable to the Corporation's increased use of the direct ship-agency model, as described below. Service and support revenue increased 9% during the quarter ended September 30, 2002 as compared to the prior year's quarter.

The decrease in earnings for the quarter ended September 30, 2002 as compared to the same period in the prior year is attributable to the decrease in overall revenues and decreases in gross profit margins on technical services, which resulted from client delays, and also to a decrease in interest income. Although current expectations are that the delays are for approximately six months, because the delays are client- based, management cannot give assurances that delays will not be longer than expected or that orders will be given. Management concentrates it efforts on technical service and support, and on sales of network and system integration products which yield higher profit margins, and continues its adherence to and implementation of cost control measures. Service and training related revenues are significant in their contributions to earnings because these operations yield a higher profit margin than equipment sales. For the quarter ended September 30, 2002, the increase in revenues from the provision of service, support, outsourcing and network integration is largely the result of the Corporation renewing and/or entering into service contracts with a number of large corporate customers. Many of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

Management consistently works to obtain the best discounts available to it on hardware purchases from its distributors. Management continues its concentration on sales of sophisticated network and system integration products which yield higher profit margins, and continues adherence to and implementation of cost control measures. During the quarter ended September 30, 2002, as in the last twelve months, the Corporation increased its "agency" hardware business, through which the Corporation partners with various hardware manufacturers. Under these arrangements, the Corporation provides the manufacturers with hardware orders, which they ship and invoice directly to the clients, while paying a fee to the Corporation which is approximately the same or greater than the profit the Corporation would have realized if it shipped and billed the equipment itself. Although this reduces the dollar amount of revenues, it reduces costs and increases profits.

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

The Corporation's performance is also impacted by other factors, many of which are not within its control. These factors include: the short-term nature of client's commitments; patterns of capital spending by clients; the timing and size of new projects; pricing changes in response to competitive factors; the availability and related costs of qualified technical personnel; timing and customer acceptance of new product and service offerings; trends in IT outsourcing; product constraints; and industry and general economic conditions, which have become more uncertain in recent months.

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

Selling, general and administrative expenses increased slightly due to increased personnel costs, and as a result of the decrease in revenues, increased to approximately 18% of revenue for the September 2002 quarter from 10% of revenue for the first quarter of the prior fiscal year. Management continues its efforts to control and reduce administrative and personal related costs.

Interest income decreased in the 2002 quarter as compared to 2001 primarily due to the lower amount of cash invested as well as the decrease in interest rates .

Liquidity and Capital Resources

There are no material commitments of the Corporation's capital resources.

The Corporation currently finances a portion of its accounts receivable and finances purchases of portions of its inventory through floor-planning arrangements under which such inventory secures the amount outstanding. Floor planning payables decreased in the 2002 period compared to the same period in 2001 as the result of overall decreased inventory. Inventory increased in the quarter ended September 30, 2002 as compared to the corresponding period in 2001 as a result of purchase orders received at the end of the quarter.

Accounts receivable decreased for the quarter ended September 30, 2002 as compared to the same period in 2001 as a direct result of lower revenues. Accounts payable increased in the first quarter of fiscal 2003 as compared to the same quarter in fiscal 2002 as a direct result of the increase in inventory at the end of the quarter. Cash levels decreased in the three months ended September 30, 2002 as compared to the corresponding period in 2001 as a result of funds required to finance the increased inventories.

For the fiscal quarter ended September 30, 2002, as in the fiscal quarter ended September 30, 2001, the internal resources of the Corporation were sufficient to enable the Corporation to meet its obligations.

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

The Corporation decided to (i) take corrective action under the IRS Walk-in Closing Agreement Program ("CAP"), (ii) applied for a favorable determination letter with respect to the Plan from the IRS, and (iii) terminate the Plan. The CAP program provides a correction mechanism for "non-amenders" such as the Corporation. Under CAP, the Corporation was subject to a monetary sanction. In addition, the Corporation was required to correct, retroactively, operational violations, and to pay any resulting excise taxes and PBGC premiums and penalties that may be due. In this regard, in connection with settlement negotiations with the IRS, during the December 2001 quarter the Corporation made a contribution to the Plan and made payment of specified sanctions. During the March 2002 quarter, the Corporation finalized a settlement agreement with the IRS and is awaiting resolution with the PBGC.

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

                                    PART II.
                                OTHER INFORMATION


Item 3.     Control and Procedures

The Chief Executive Officer of the Corporation has concluded, based on his evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Corporation's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

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


                                          TRANSNET CORPORATION
                                          (Registrant)



                                      /s/ Steven J. Wilk
                                      Steven J. Wilk, President
                                      Chief Executive Officer



                                      /s/ John J. Wilk
                                      John J. Wilk,
                                      Principal Financial and Accounting Officer
                                       and Chairman of the Board of Directors


DATE:  November 14, 2002

                                  CERTIFICATION

I, Steven J. Wilk, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of TransNet Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002


/s/  Steven J. Wilk
----------------------------------------------------
Steven J. Wilk
Chief Executive Officer

                                  CERTIFICATION

I, John J. Wilk, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of TransNet Corporation

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


/s/  John J. Wilk
--------------------------------------------------
John J. Wilk
Chief Financial Officer

                                  Certification

Pursuant to 18 U.S.C. Sec.1350, the undersigned officer of TransNet Corporation (the "Corporation"), hereby certifies, to the best of his knowledge, that the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.


Dated:  November 14, 2002



/s/   Steven J. Wilk
--------------------------------------------------
Steven J. Wilk
Chief Executive Officer

This certification is being furnished solely pursuant to 18 U.S.C Sec.1350 and is not being filed as part of the Report or as a separate disclosure document

                                  Certification


Pursuant to 18 U.S.C. Sec.1350, the undersigned officer of TransNet Corporation. (the "Corporation"), hereby certifies, to the best of his knowledge, that the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.


Dated:  November 14, 2002



/s/   John J. Wilk
---------------------------------------------
John J. Wilk
Chief Financial Officer


This certification is being furnished solely pursuant to 18 U.S.C. Sec.1350 and is not being filed as part of the Report or as a separate disclosure document