Form 10-Q
period 2002-12-31
TRANSNET CORP
filed 2003-02-13
CIK 99313

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002
                               -----------------

                                       OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE   SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________________to _________________

For Quarter Ended December 31, 2002
                  -----------------


                              TRANSNET CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE________________          ______________22-1892295_________
--------------------------------                        ----------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

45 Columbia Road, Somerville, New Jersey               08876-3576_
----------------------------------------          --------------------
(Address of principal executive offices)            (Zip Code)

Registrant's Telephone Number, Including Area Code:   908-253-0500
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

    Yes  X        No ______
       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 11, 2003: 4,774,804.

                              TRANSNET CORPORATION
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                        Page No.


PART I.  FINANCIAL INFORMATION

      Consolidated Balance Sheets
            December 31, 2002 and June 30, 2002                       1


      Consolidated Statements of Operations
            Three Months Ended December 31, 2002 and 2001             2
            Six Months Ended December 31, 2002 and 2001               3


      Consolidated Statements of Cash Flows
            Six Months Ended December 31, 2002 and 2001               4


      Notes to Consolidated Financial Statements                     5


      Management's Discussion and Analysis                            6



PART II.  OTHER INFORMATION                                           9
-------   -----------------












                                       i.

                       TRANSNET CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                     December 31,   June 30,
                                                        2 0 0 2      2 0 0 2
                                                        -------      -------
                                                      (unaudited)

Assets:
Current Assets
  Cash and Cash Equivalents                          $7,201,936   $ 7,035,649
  Accounts Receivable - Net                           5,496,350     7,553,927
  Inventories                                           823,883       615,646
  Other Current Assets                                  128,565       113,725
  Deferred Tax Asset                                    195,649       195,649
                                                     ----------   -----------

  Total Current Assets                               13,846,383    15,514,596

Property and Equipment - Net                            520,550       583,490

Other Assets                                            232,084       238,089
                                                     ----------   -----------

  Total Assets                                       $14,599,017  $16,336,175
                                                     ===========  ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                   $  309,310   $   684,823
  Accrued Expenses                                       54,320       419,684
  Income Taxes Payable                                   24,266       228,691
  Floor Plan Payable                                    385,640     1,024,507
                                                     ----------   -----------

  Total Current Liabilities                             773,536     2,357,705
                                                     ----------   -----------

Deferred Tax Liability                                   30,976        30,976
                                                     ----------   -----------

Commitments and Contingencies                                --            --
                                                     ----------   -----------


Stockholders' Equity:
  Capital Stock - Common, $.01 Par Value, Authorized
  15,000,000 Shares; Issued 7,469,524 Shares
  [of which 2,694,720 are in Treasury]                   74,695        74,695

  Paid-in Capital                                    10,686,745    10,686,745

  Retained Earnings                                  10,341,265    10,494,254
                                                     ----------   -----------

  Totals                                             21,102,705    21,255,694
  Less:  Treasury Stock - At Cost                    (7,308,200)   (7,308,200)
                                                     ----------   -----------

  Total Stockholders' Equity                         13,794,505    13,947,494
                                                     ----------   -----------

  Total Liabilities and Stockholders' Equity         $14,599,017  $16,336,175
                                                     ===========  ===========

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                            DECEMBER 31,
                                                            ------------
                                                         2 0 0 2     2 0 0 1
                                                         -------     -------
Revenue
  Equipment                                          $3,383,589   $ 9,875,110
  Service                                             4,234,032     4,562,967
                                                     ----------   -----------

  Total Revenue                                       7,617,621    14,438,077
                                                     ----------   -----------

Cost of Revenue
  Equipment                                           2,983,010     9,253,066
  Service                                             3,225,379     3,100,202
                                                     ----------   -----------

  Total Cost of Revenue                               6,208,389    12,353,268
                                                     ----------   -----------

  Gross Profit                                        1,409,232     2,084,809

Selling, General and Administrative Expenses          1,636,623     1,815,979
                                                     ----------   -----------

  Operating (Loss) Income                              (227,391)      268,830
                                                     ----------   -----------

Other Income
  Interest Income                                        11,569         9,406
  Interest Income - Related Party                            --         5,672
                                                     ----------   -----------

  Total Other Income                                     11,569        15,078
                                                     ----------   -----------

  (Loss) Income Before Tax Expense                     (215,822)      283,908

Income Tax (Benefit) Expense                            (24,924)      107,885
                                                     ----------   -----------

  Net (Loss) Income                                  $ (190,898)  $   176,023
                                                     ==========   ===========

Basic Net Income Per Common Share                    $   ( 0.04)  $      0.04
                                                     ==========   ===========

Diluted Net Income Per Common Share                  $   ( 0.04)  $      0.04
                                                     ==========   ===========

Weighted Average Common Shares Outstanding - Basic    4,774,804     4,815,872
                                                     ==========   ===========

Weighted Average Common Shares Outstanding - Diluted  4,839,084     4,990,710
                                                     ==========   ===========

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                          -----------------
                                                            DECEMBER 31,
                                                            ------------
                                                         2 0 0 2     2 0 0 1
                                                         -------     -------
Revenue
  Equipment                                          $9,000,638   $23,069,269
  Service                                             8,465,415     8,445,198
                                                     ----------   -----------

  Total Revenue                                      17,466,053    31,514,467
                                                     ----------   -----------

Cost of Revenue
  Equipment                                           8,089,588    21,790,795
  Service                                             6,172,724     5,666,436
                                                     ----------   -----------

  Total Cost of Revenue                              14,262,312    27,457,231
                                                     ----------   -----------

  Gross Profit                                        3,203,741     4,057,236

Selling, General and Administrative Expenses          3,382,004     3,486,115
                                                     ----------   -----------

  Operating (Loss) Income                              (178,263)      571,121
                                                     ----------   -----------

Other Income
  Interest Income                                        25,274        43,343
  Interest Income - Related Party                            --        11,344
                                                     ----------   -----------

  Total Other Income                                     25,274        54,687
                                                     ----------   -----------

  (Loss) Income Before Tax Expense                     (152,989)      625,808

Income Tax (Benefit) Expense                                 --       223,825
                                                     ----------   -----------

  Net (Loss) Income                                  $ (152,989)  $   401,983
                                                     ==========   ===========

Basic Net Income Per Common Share                    $   (0.03)   $      0.08
                                                     =========     ==========

Diluted Net Income Per Common Share                  $   (0.03)   $      0.08
                                                     =========    ===========

Weighted Average Common Shares Outstanding - Basic    4,774,804     4,815,872
                                                     ==========   ===========

Weighted Average Common Shares Outstanding - Diluted  4,884,547     4,977,520
                                                     ==========   ===========

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                          SIX MONTHS ENDED
                                                          -----------------
                                                            DECEMBER 31,
                                                            ------------
                                                         2 0 0 2     2 0 0 1
                                                         -------     -------
Operating Activities:
  Net Income                                         $  (152,989) $   401,983
                                                     -----------  -----------
  Adjustments to Reconcile Net Income
       to Net Cash:
    Depreciation and Amortization                        102,100       61,474
    Provision for Doubtful Accounts                       (7,000)      39,726

Changes in Assets and Liabilities:
  (Increase) Decrease in:
    Accounts Receivable                                2,064,577   (3,316,543)
    Inventory                                           (208,237)    (552,856)
    Other Current Assets                                 (14,840)     146,193
    Other Assets                                            (980)      (1,194)

  Increase (Decrease) in:
    Accounts Payable and Accrued Expenses               (740,874)    (474,591)
    Other Current Liabilities                           (204,428)          --
                                                     -----------  -----------

    Total Adjustments                                    990,318   (4,097,791)
                                                     -----------  -----------

  Net Cash - Operating Activities - Forward              837,329   (3,695,808)

Investing Activities:
  Capital Expenditures                                   (32,174)    (117,961)

Financing Activities -
  Floor Plan Payable- Net                               (638,867)    (289,928)
                                                     -----------  -----------

  Net Increase (Decrease) in Cash and Cash
   Equivalents                                           166,288   (4,103,697)

Cash and Cash Equivalents at Beginning of Periods      7,035,649    6,301,210
                                                     -----------  -----------

  Cash and Cash Equivalents at End of Periods        $ 7,201,936  $ 2,197,513
                                                     ===========  ===========



See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Information as of December 31, 2002 and 2001 is unaudited)

(1.) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (a) Consolidation: The consolidated financial statements include the accounts of TransNet Corporation and its wholly owned subsidiary Century American Corporation (the "Company"). Intercompany transactions and accounts have been eliminated in consolidation.

        (b) Inventory: Inventory consists of finished goods. The Corporation's inventory is valued at the lower of cost (determined on the average cost basis) or market.

        (c) Cash and Cash Equivalents: For the purposes of the statement of cash flows, the Corporation considers highly liquid debt instruments, purchased with a maturity of three months or less, to be cash equivalents.

        (d) Earnings Per Share: Earnings per common share - basic are based on 4,774,804 weighted shares outstanding for the quarter ended December 31, 2002 and on 4,815,872 weighted shares outstanding for the quarter ended December 31, 2001. Earnings per common share - diluted are based on 4,839,084 weighted shares outstanding for the quarter ended December 31, 2002 and on 4,990,710 weighted shares outstanding for the quarter ended December 31, 2001.


(2.) INCOME TAXES

      The Corporation has a deferred tax asset of $195,649 and a deferred tax liability of $30,976 based upon temporary timing differences including inventory capitalization, allowance for doubtful accounts, vacation pay accruals and depreciation.


(3.) RECLASSIFICATION

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the three months ended December 31, 2002 were $7,617,621 as compared with $14,438,077 for the quarter ended December 31, 2001. For the quarter ended December 31, 2002 the Corporation reported a net loss of $190,898 as compared with net income of $176,023 for the similar period in the prior fiscal year. For the six months ended December 31, 2002 revenues were $17,466,053, as compared to $31,514,467 reported for the similar period in the prior fiscal year, with a net loss of $152,989 for the six-month period ended December 31, 2002, compared with net income of $401,983 for the same period in the prior fiscal year. The decrease in revenues in the three and six-month periods ended December 31, 2002 is due primarily to a decrease in hardware sales, which was partially attributable to delays of orders and/or projects by many of the Corporation's largest customers due to their budget freezes and/or restraints, the slowdown of the overall economy, especially related to IT spending. The Corporation's increased use of the direct ship-agency model, as described below, also contributed to the decrease.

The net loss for the quarter and six-month period ended December 31, 2002 is attributable, as referenced above, to the decrease in hardware sales, delays in large-scale projects, decreased service revenues and technical staff utilization and related decreases in profit margins on technical services. Service and training related revenues are significant in their contributions to earnings because these operations yield a higher profit margin than equipment sales. Although current expectations are that the delays are for approximately six months, because the delays are client-based, management cannot determine in which quarters services will be provided, nor can management give assurances that delays will not be longer than expected or that orders will be given. Management concentrates it efforts on technical service and support, and on sales of network and system integration products which yield higher profit margins, and continues its adherence to and implementation of cost control measures. For the six-month periods ended December 31, 2002 and 2001, respectively, revenues from the provision of service, support, outsourcing and network integration were largely the result of the Corporation renewing and/or entering into service contracts with a number of large corporate clients. Most of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

During the fiscal years discussed, the computer industry has experienced a trend of decreasing prices of computers and related equipment. Management believes that this trend will continue. Industrywide, the result of price erosion has been lower profit margins on sales, which require businesses to sell a greater volume of equipment to maintain past earning levels. Another result of the price decreases has been intensified competition within the industry, including the consolidation of businesses through merger or acquisition, the initiation of sales by many manufacturers directly to the end-user, and the entrance of manufacturers into technical services business. Management believes that the adoption of policies by many larger corporate customers, which limit the number of vendors permitted to provide goods and services for specified periods of time, has further increased price competition.

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

To meet these competitive challenges and to maximize the Corporation's profit margin, management has modified its marketing strategy during these years and has enforced expense controls. Management also utilizes new trends such as manufacturers' direct shipment and billing of the customers in exchange for payment to the Corporation of an "agency fee" as a means to reduce equipment related costs while increasing profits. Management believes that this approach, although it may impact revenues, insulates the corporation from challenges which may accompany sudden price dereases, hardware obsolescence and delays collection of receivables.

Management's current marketing strategy is designed to emphasize provision of technical services and sales of lower revenue/higher profit margin products related to service and support operations. In this regard, management continues its concentration on sales of network and system integration products which yield higher profit margins. Management's efforts include targeting commercial, educational and governmental customers who provide marketplaces for a wide range of products and services at one time, a cost-effective approach to sales. These customers often do not have their own technical staffs and outsource their computer service requirements to companies such as TransNet. Although there is uncertainty as to the economic future, management is cautiously optimistic, particularly with respect to education sales. Management believes it maximizes profits through concentration on sales of value-added applications; promotion of the Corporation's service and support operations; and strict adherence to cost cutting controls. In light of the above, management emphasizes and continues the aggressive pursuit of an increased volume of sales of technical service and support programs, and promotion of its training services. In the near term, the Corporation believes that product sales will continue to generate a significant percentage of the Company's revenues. In addition, the Corporation's buying agreement with Ingram Micro, Inc. enhances the Corporation's competitive edge through product discounts unavailable through other sources.

With respect to selling, general and administrative expenses, although actual expenses decreased as a result of management's cost control measures, due to decreased revenues, selling, general and administrative expenses increased to approximately 21% of revenue for the quarter and 11% for the six month period ended December 31, 2002. Selling, general and administrative expenses were approximately 13% of revenues for the same time periods in fiscal 2001. Management continues its efforts to control and reduce administrative and personal related costs.

Liquidity and Capital Resources

There are no material commitments of the Corporation's capital resources.

The Corporation currently finances a portion of its accounts receivable and finances purchases of portions of its inventory through floor-planning arrangements under which such inventory secures the amount outstanding. The amount due under this fianancing decreased for the quarter and six months ended December 31, 2002 due to the decrease in hardware sales. Inventory increased in the quarter and six-month periods due to orders received at the end of the period ended December 31, 2002 as compared to the corresponding periods in the prior fiscal year.

Accounts receivable and payable decreased for the quarter and six months ended December 31, 2002 as compared to the same periods in 2001 as a direct result of the decrease in revenues and to reduction of payables. Cash levels increased in the three and six-months ended December 31, 2002 as compared to the corresponding periods in 2001 as a result of expenses required to finance the hardware sales in the 2001 period.

Interest income increased in the 2002 quarter due to larger amounts invested, but decreased in the six-month period as compared to the same period in 2001 primarily due to the lower interest rates available on investments as well as lower amounts invested.

For the fiscal quarter and six months ended December 31, 2002, as in the similar periods in the prior year, the internal resources of the Corporation were sufficient to enable the Corporation to meet its obligations.

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

                              TRANSNET CORPORATION
                                  (Registrant)



                                 /s/ Steven J. Wilk
                                 --------------------------------
                                 Steven J. Wilk, President
                                 Chief Executive Officer


                                 /s/ John J. Wilk
                                 ---------------------------------
                                 John J. Wilk,
                                 Principal Financial and Accounting Officer
                                 and Chairman of the Board of Directors




DATE:  February 12, 2003

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


Date:  February 12, 2003


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

Date:  February 12, 2003


/s/  John J. Wilk
--------------------------------------------------
John J. Wilk
Chief Financial Officer

                                  Certification


Pursuant to 18 U.S.C.ss.1350, the undersigned officer of TransNet Corporation (the "Corporation"), hereby certifies, to the best of his knowledge, that the Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.


Dated:  February 12, 2003



/s/   Steven J. Wilk
--------------------------------------------------
Steven J. Wilk
Chief Executive Officer

This certification is being furnished solely pursuant to 18 U.S.C ss.1350 and is not being filed as part of the Report or as a separate disclosure document

                                  Certification


Pursuant to 18 U.S.C.ss.1350, the undersigned officer of TransNet Corporation. (the "Corporation"), hereby certifies, to the best of his knowledge, that the Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.


Dated:  February 12, 2003



/s/   John J. Wilk
---------------------------------------------
John J. Wilk
Chief Financial Officer


This certification is being furnished solely pursuant to 18 U.S.C ss.1350 and is not being filed as part of the Report or as a separate disclosure document