Form 10-Q
period 2003-03-31
TRANSNET CORP
filed 2003-05-13
CIK 99313

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2003
                               --------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    -----------------

For Quarter Ended MARCH 31, 2003

                              TRANSNET CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                              22-1892295
------------------------------         -----------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

45 COLUMBIA ROAD, SOMERVILLE, NEW JERSEY              08876-3576
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)

Registrant's Telephone Number, including area code:  908-253-0500
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

      Yes  X             No
          ---               ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 9, 2003: 4,774,804

                              TRANSNET CORPORATION
                              --------------------

                                    FORM 10-Q
                                    ---------

                                TABLE OF CONTENTS
                                -----------------

                                                                       PAGE NO.
                                                                       --------
PART I.  FINANCIAL INFORMATION
-------  ----------------------

         Consolidated Balance Sheets

                  March 31, 2003 and June 30, 2002                        1

         Consolidated Statements of Operations

                  Three Months Ended March 31, 2003 and 2002              2
                  Nine Months Ended March 31, 2003 and 2002               3


         Consolidated Statements of Cash Flows

                  Nine Months Ended March 31, 2003 and 2002               4


         Notes to Consolidated Financial Statements                       5


         Management's Discussion and Analysis                             6



PART II.  OTHER INFORMATION                                              10
--------  -----------------











                                       i.

                       TRANSNET CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                          March 31,         June 30,
                                                           2 0 0 3          2 0 0 2
                                                          ---------         --------
                                                         (unaudited)

ASSETS:

Current Assets

   Cash and Cash Equivalents                            $  8,033,258      $  7,035,649
   Accounts Receivable - Net                               4,835,483         7,553,927
   Inventories                                             1,068,179           615,646
   Other Current Assets                                       96,135           113,725
   Deferred Tax Asset                                        195,649           195,649
                                                        ------------      ------------

   Total Current Assets                                 $ 14,228,704      $ 15,514,596

Property and Equipment - Net                                 476,200           583,490

Other Assets                                                 229,570           238,089
                                                        ------------      ------------

   Total Assets                                         $ 14,934,474      $ 16,336,175
                                                        ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:

   Accounts Payable                                     $    241,358      $    684,823
   Accrued Expenses                                          169,502           419,684
   Income Taxes Payable                                           --           228,691
   Floor Plan Payable                                      1,148,162         1,024,507
                                                        ------------      ------------

   Total Current Liabilities                            $  1,559,022         2,357,705
                                                        ------------      ------------

Deferred Tax Liability                                        30,976            30,976

Commitments and Contingencies                                     --                --

Stockholders' Equity:

   Capital Stock - Common, $.01 Par Value, Authorized
   15,000,000 Shares; Issued 7,469,524 Shares

     [of which 2,694,720 are in Treasury]                     74,695            74,695

   Paid-in Capital                                        10,686,745        10,686,745

   Retained Earnings                                       9,891,236        10,494,254
                                                        ------------      ------------

   Totals                                                 20,652,676        21,255,694
   Less:  Treasury Stock - At Cost                        (7,308,200)       (7,308,200)
                                                        ------------      ------------

   Total Stockholders' Equity                             13,344,476        13,947,494
                                                        ------------      ------------

   Total Liabilities and Stockholders' Equity           $ 14,934,474      $ 16,336,175
                                                        ============      ============


See Notes to Consolidated Financial Statements.

                      TRANSNET CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------------
                                                                2 0 0 3                    2 0 0 2
                                                                -------                    -------
Revenue:
     Equipment Sales                                    $         3,160,515       $          5,149,277
     Service                                                      4,436,372                  4,458,271
                                                        -------------------       --------------------

Total Revenue                                                     7,596,887                  9,607,548
                                                        -------------------       --------------------

Cost of Revenue:

     Equipment Sales                                              2,933,333                  4,573,938
     Service                                                      3,402,486                  3,021,369
                                                        -------------------       --------------------

Total Cost of Revenue:                                            6,335,819                  7,595,307
                                                        -------------------       --------------------

     Gross Profit                                                 1,261,068                  2,012,241
                                                        -------------------       --------------------


Selling, General and Administrative Expenses                      1,723,318                  1,805,333

Operating (Loss) Income:                                           (462,250)                   206,908
                                                        ---------------------     --------------------

Other Income:

     Interest Income                                                 12,221                      7,004
     Interest Income-Related Party                                       --                         --
                                                        -------------------       --------------------

     Total Other Income                                              12,221                      7,004
                                                        -------------------       --------------------

Income (Loss) Before Provision

     For Income Taxes                                              (450,029)                   213,912

Provision for Income Taxes                                               --                     81,287
                                                        -------------------       --------------------

Net (Loss) Income                                       $          (450,029)      $            132,625
                                                        ===================       ====================

Basic Net (Loss) Income per Common Share                $             (0.09)      $               0.03
                                                        ===================       ====================

Diluted Net (Loss) Income per Common Share              $             (0.09)      $               0.03
                                                        ===================       ====================

Weighted Average Common Shares Outstanding - Basic                4,774,804                  4,815,872
                                                        ===================       ====================

Weighted Average Common Shares Outstanding - Diluted              4,841,841                  4,973,667
                                                        ===================       ====================


See Notes to Consolidated Financial Statements.

                      TRANSNET CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED MARCH 31,
                                                                ----------------------------------
                                                                2 0 0 3                    2 0 0 2
                                                                -------                    -------
Revenue
     Equipment Sales                                    $        12,161,153       $         28,218,546
     Service                                                     12,901,787                 12,903,469
                                                        -------------------       --------------------

Total Revenue                                                    25,062,940                 41,122,015
                                                        -------------------       --------------------

Cost of Revenue:

     Equipment Sales                                             11,022,921                 26,364,729
     Service                                                      9,575,210                  8,687,805
                                                        -------------------       --------------------

Total Cost of Revenue                                            20,598,131                 35,052,534
                                                        -------------------       --------------------

     Gross Profit                                                 4,464,809                  6,069,481
                                                        -------------------       --------------------


Selling, General and Administrative Expenses                      5,105,322                  5,291,448
                                                        -------------------       --------------------


Operating (Loss) Income                                            (640,513)                   778,033
                                                        --------------------      --------------------

Other Income:

     Interest Income                                                 37,495                     50,347
     Interest Income-Related Party                                       --                     11,344
                                                        -------------------       --------------------

Total Other Income                                                   37,495                     61,691
                                                        -------------------       --------------------

(Loss) Income before Tax Expense                                   (603,018)                   839,724

Income Tax (Benefit) Expense                                             --                    305,112
                                                        -------------------       --------------------

Net (Loss) Income                                       $          (603,018)      $            534,612
                                                        ====================      ====================

Basic Net (Loss) Income per Common Share                $             (0.13)      $               0.11
                                                        ====================      ====================

Diluted Net (Loss) Income per Common Share              $             (0.12)      $               0.11
                                                        ====================      ====================

Weighted Average Common Shares Outstanding -Basic                 4,774,804                  4,815,872
                                                        ===================       ====================

Weighted Average Common Shares Outstanding -Diluted               4,841,841                  4,976,252
                                                        ===================       ====================

See Notes to Consolidated Financial Statements.

                      TRANSNET CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                               NINE MONTHS ENDED MARCH 31,
                                                           ----------------------------------
                                                           2 0 0 3                    2 0 0 2
                                                           -------                    -------
Operating Activities:
       Net  (Loss) Income                               $      (603,018)       $        534,612
                                                        ---------------        ----------------
       Adjustments to Reconcile Net Income
         to Net Cash:

       Depreciation and Amortization                            154,578                 114,764
       Provision For Doubtful Accounts                           (1,581)                 61,026
       Deferred Income Taxes                                         --                    (246)

Changes in Assets and Liabilities:
       (Increase) Decrease in:

       Accounts Receivable                                    2,720,025                (822,658)
       Inventory                                               (452,533)                324,799
       Other Current Assets                                      26,410                  19,171
       Other Assets                                              (1,959)                 (1,194)

       Increase (Decrease)in:

       Accounts Payable and Accrued Expenses                   (693,647)               (593,390)
       Other Current Liabilities                               (237,511)                     --
                                                        ---------------        ----------------


Total Adjustments                                             1,513,782                (897,728)
                                                        ---------------        ----------------

Net Cash - Operating Activities                                 910,764                (363,116)
                                                        ---------------        ----------------

Investing Activities:

       Capital Expenditures                                     (36,810)               (143,390)
       Mortgage Receivable Proceeds - Related Party                  --                 250,000
                                                        ---------------        ----------------

Net Cash - Investing Activities                                 (36,810)               (106,610)

Financing Activities:

       Floor Plan Payable                                       123,655              (1,717,868)
                                                        ---------------        ----------------

Net Cash - Financing Activities                                 123,655              (1,717,868)
                                                        ---------------        ----------------

Net (Decrease) Increase in Cash and Cash Equivalents    $       997,609        $     (1,974,374)

Cash and Cash Equivalents- Beginning of periods         $     7,035,649        $      6,301,210
                                                        ---------------        ----------------


Cash and Cash Equivalents- End of periods               $     8,033,258        $      4,326,836
                                                        ===============        ================


Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest                                                $            --        $             --
Income Taxes                                            $        33,083        $        436,000



See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Information as of March 31, 2003 and 2002 is unaudited)

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

       (d) Earnings Per Share: Earnings per common share - basic are based on 4,774,804 weighted shares outstanding for the three and nine month periods ended March 31, 2003 and 4,815,872 weighted shares outstanding for the three and nine months periods ended March 31, 2002. Earnings per common share - diluted are based on 4,841,841 weighted shares outstanding for the period ended March 31, 2003 and on 4,973,667 weighted shares outstanding for the period ended March 31, 2002.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Revenues for the three months ended March 31, 2003 were $7,596,887 as compared with $9,607,548 for the quarter ended March 31, 2002. For the quarter ended March 31, 2003, the Corporation reported a net loss of $450,029 as compared with net earnings of $132,625 for the similar period in the prior fiscal year. For the nine months ended March 31, 2003, revenues were $25,062,940, as compared to $41,122,015 reported for the similar period in the prior fiscal year, with a net loss of $603,018 for the nine-month period ended March 31, 2003, compared with net earnings of $534,612 for the same period in the prior fiscal year. The decrease in revenues in the three and nine-month periods ended March 31, 2003 is due primarily to a decrease in hardware sales, which was partially attributable to delays of orders and/or projects by many of the Corporation's largest customers due to their budget freezes and/or restraints, and to the slowdown of the overall economy, especially related to IT spending.

The net loss for the quarter and nine-month period ended March 31, 2003 is attributable, as referenced above, to the decrease in hardware sales, delays in large-scale projects, decreased technical staff utilization and related decreases in profit margins on technical services. Service and training related revenues are significant in their contributions to earnings because these operations yield a higher profit margin than equipment sales. Based on its meetings with the Corporation's largest customers, management's current expectations are that IT spending by these customers will resume and increase in the latter half of calendar 2003 and beyond. In addition, based on indications from educational customers, the Corporation expects continued growth from these clients in the first half of fiscal 2004. No assurances can be given, however.

Management concentrates it efforts on technical service and support, and on sales of network and system integration products which yield higher profit margins, and continues its adherence to and implementation of cost control measures. For the three and nine-month periods ended March 31, 2003 and 2002, respectively, revenues from the provision of service, support, outsourcing and network integration were largely the result of the Corporation renewing and/or entering into service contracts with a number of large corporate clients. Most of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

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

Management's current marketing strategy is designed to emphasize provision of technical services and sales of lower revenue/higher profit margin products related to service and support operations. In this regard, management continues its concentration on sales of network and system integration products, and IP telephony technology, which yield higher profit margins. Management's efforts include targeting commercial, educational and governmental customers who provide marketplaces for a wide range of products and services at one time, a cost-effective approach to sales. These customers often do not have their own technical staffs and outsource their computer service requirements to companies such as TransNet. Although there is uncertainty as to the economic future, management is cautiously optimistic, particularly with respect to education sales and expansion of its sales of IP telephony products.

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

With respect to selling, general and administrative expenses, although actual expenses decreased, selling, general and administrative expenses increased to approximately 23% of revenue for the quarter and 20% for the nine month period ended March 31,2003 due to decreased revenues. Selling, general and administrative expenses were approximately 19% and 13% of revenues for the same time periods in fiscal 2002. Management continues its efforts to control and reduce administrative and personal related costs.

Interest income increased in the in the quarter due to larger amounts invested, but decreased nine-month period ended March 31, 2003, as compared to similar periods in the prior fiscal year due to the lower interest rates available.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

There are no material commitments of the Corporation's capital resources.

The Corporation currently finances a portion of its accounts receivable and finances purchases of portions of its inventory through floor-planning arrangements under which such inventory secures the amount outstanding. The amount due under this financing increased for the quarter and nine-month periods ended March 31, 2003 due to the increase in inventory associated with open hardware orders at the end of the periods. Inventory increased in the quarter and nine-month periods ended March 31, 2003 as compared to the corresponding periods in the prior fiscal year also in response to the Corporation's sales orders which were open at the end of the periods.

Accounts receivable decreased for the quarter and nine-month period ended March 31, 2003, as compared to the same periods in the prior fiscal year as a result of decreased hardware sales at the end of the quarter. Accounts payable decreased for the quarter and nine-month period ended March 31, 2003, compared with the same periods in the prior fiscal year as a result of payment of costs related to increased inventory. Cash levels increased for the three and nine-month periods ended March 31, 2003 as compared to the prior year's periods due to reductions in costs associated with inventory as a result of the decrease in hardware sales volume.

For the fiscal quarter and nine months ended March 31, 2003, as in the similar periods in the prior year, the internal resources of the Corporation were sufficient to enable the Corporation to meet its obligations.

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

         The Corporation's Annual Meeting of Stockholders was held on February 25, 2003.

         At the meeting, the following seven individuals were elected by the following vote to serve as directors of the Corporation, each to serve until the next annual meeting of stockholders and until his successor is duly elected and qualifies.

         NAME                                    SHARES VOTED
         ----                                    ------------
                                       FOR                   AUTHORITY WITHHELD
                                       ---                   ------------------
John J. Wilk                        3,961,837                     156,647
Steven J. Wilk                      3,962,937                     155,911
Jay A. Smolyn                       3,964,037                     154,811
Vincent Cusumano                    3,931,637                     187,211
Earle Kunzig                        3,932,637                     186,211
Raymond J. Rekuc                    3,932,537                     186,311
Susan M. Wilk                       3,959,137                     159,711



ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

                  A. Exhibits - None required to be filed for Part II of this report.

                  B. Reports on Form 8-K - None filed during the quarter for which this report is submitted.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TRANSNET CORPORATION
                                   (Registrant)

                                   /s/Steven J. Wilk
                                   -------------------------------------
                                   Steven J. Wilk, President

                                   /s/John J. Wilk
                                   -------------------------------------
                                   John J. Wilk,
                                   Principal Financial and Accounting Officer
                                   and Chairman of the Board of Directors



DATE:  May 14, 2003

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

Date:  May 12, 2003

/s/Steven J. Wilk
----------------------------------------------------
Steven J. Wilk
Chief Executive Officer

                                  CERTIFICATION

I, John J. Wilk, certify that:

1. I have reviewed this quarterly report on Form 10-Q of TransNet Corporation .

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

Date:  May 12, 2003

/s/John J. Wilk
--------------------------------------------------
John J. Wilk
Chief Financial Officer