Form 10-K
period 2003-06-30
TRANSNET CORP
filed 2003-09-29
CIK 99313

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended JUNE 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the Transition period from ________________ to ________________

                          Commission File Number 0-8693

                              TRANSNET CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                         22-1892295
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                   Number)

45 COLUMBIA ROAD, BRANCHBURG, NEW JERSEY                   08876-3576
----------------------------------------                 --------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  908-253-0500

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

                                YES _X_   NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or in any amendment to this Form 10-K.
                                       [ ]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $6,109,617 on September 23, 2003 based upon the closing sales price on the OTC Bulletin Board as of said date.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
The number of shares of the registrant's common stock outstanding on September 23, 2003 was 4,774,804 shares (exclusive of Treasury shares).

ITEM 1.  BUSINESS

         TransNet Corporation ("TransNet" or the "Corporation") was incorporated in the State of Delaware in 1969. The Corporation is a single-source provider of information technology products and technology management services designed to enhance the productivity of the information systems of its customers. Through its own sales and service departments, TransNet provides information technology and network solutions for its customers by combining value-added professional technical services with the sale of PC hardware, network products, IP telephony products, computer peripherals and software. As used herein, the term "Corporation" shall refer to TransNet and where the context requires, shall include TransNet and its wholly-owned subsidiary, Century American Corporation. Century American Corporation, formerly a leasing subsidiary, is currently inactive.

DESCRIPTION OF BUSINESS

         PRODUCTS, SOURCES, AND MARKETS: The sale of computer and related equipment for local area networks ("LAN's") and personal computers ("PC's") accounted for a significant portion of the Corporation's revenues, accounting for 49% and 65% of sales for fiscal 2003 and 2002, respectively. As part of its single source approach, the Corporation is a systems integrator, combining hardware and software products from different manufacturers into working systems. The Corporation is primarily a value added reseller. During the past year, management continued to implement its focus for business growth on marketing a wide array of technical services in conjunction with equipment sales to its clients in order to maximize profits. In addition, building on its expertise in network installation, the Corporation expanded its marketing and sales of IP telephony and wireless network products and related services. IP Telephony products provide for the operation of highly reliable phone systems over data networks. The resulting economies of installation and maintenance have generated increased demand for these products.

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

         The Corporation is selective in choosing the products that it markets and its product mix is geared primarily to the requirements of its business customers. The products sold by the Corporation include desktop computer systems, network hardware and software, IP telephony and wireless products manufactured by the following companies: International Business Machines ("IBM"), Acer, Apple Computer, Inc. ("Apple"), Cisco Systems, Inc. ("Cisco"), Nortel Networks, NEC Technologies, Inc. ("NEC"), Hewlett-Packard Company ("Hewlett-Packard"), Toshiba American Information Systems, Inc. ("Toshiba"),Veritas, and 3Com; selected software products including products of Microsoft Corporation ("Microsoft") and Novell, Inc. ("Novell"); and supplies produced by other manufacturers. The Corporation does not manufacture or produce any of the items it markets.

         The Corporation is currently an authorized reseller for Apple, Cisco as a Cisco Premier Partner, Citrix Systems, Inc. ("Citrix") as a Citrix Solutions Partner, Hewlett-Packard as an HP Gold Provider, a State/Local Government Specialized Partner, Certified Education Partner (k-12), and a Certified Education Partner (for higher education), IBM, Lexmark International, Inc., Microsoft as a Microsoft Solutions Provider, NEC, Novell as a Novell Gold Partner, Packeteer, Safari, Smart Technolgies, Symantec, Toshiba, Websense, and 3COM. The Corporation also offers a variety of products manufactured by other companies including Adspace, Okidata, Verint, Inc., and Xerox/Tektronix. Occasionally, the Corporation will order specific products to satisfy a particular customer requirement. The Corporation evaluates its product line and new products internally and through discussions with its vendors and customers.

         Software sold by the Corporation includes software designed for general business applications as well as specialized applications such as research, pharmaceuticals, and education; and integrated packages.

         The Corporation maintains an inventory of its product line to provide shipments to customers or arranges for direct shipment of product to the customer. Shipments are made from the Corporation's warehouse in Branchburg, New Jersey primarily through common carriers. In addition, in an effort to reduce costs, the Corporation has instituted a direct shipping program, through which product is shipped directly from the Corporation's suppliers to customers. Back orders are generally immaterial, but manufacturers' product constraints occasionally impact the Corporation's inventory levels. No such constraints have affected the Corporation in the past three years, however.

         The marketing of computers and peripherals and related technical services is generally not seasonal in nature.

         TECHNICAL SUPPORT AND SERVICE: Service operations have become a significant source of revenues, comprising 51% of revenues in fiscal 2003, and 35% of revenues in fiscal 2002. As discussed in "Management's Discussion and Analysis," management's focus emphasizes the provision of sophisticated technical services. Many businesses do not have computer technicians on their staffs, and as a result, they "outsource" these services and obtain technical services from IT solutions providers such as TransNet. The Corporation provides a wide variety of outsourced network services, personal computer support, repair and standard equipment maintenance to assist customers in obtaining technology that enhances the customers' productivity. These services, which are generally performed at customer sites, include LAN and PC hardware support, systems integration services, help desk services, asset management, relocation services, and installation or installation coordination. With the advent of its IP Telephony operations, these services also cover design, installation, and technical support and service of integrated voice-data systems. The Corporation assists its customers in determining each customer's standard hardware technology, application and operating system software, and networking platform requirements. The Corporation employs specially certified and trained technical systems engineers who perform high-end technology integration services. In addition, the Corporation's staff of specially trained system engineers and service technicians provide service and support on an on-call basis for file servers, personal computers, laptop computers, printers and other peripheral equipment. The Corporation's in-house technical staff performs system configurations to customize computers to the customers' specifications. The Corporation also provides authorized warranty service on the equipment it sells. TransNet is an authorized service and support dealer for the following manufacturers: by 3Com, Apple, Cisco, Citrix, Dell Inc., Hewlett Packard, IBM, Lexmark, Microsoft (as a Certified Solution Provider), Novell, Symantec and Xerox.

         The Corporation seeks highly qualified personnel and employs experienced system engineers and technicians to whom it provides authorized manufacturer training and certification programs on an on-going basis. The Corporation competes with other resellers and manufacturers, as well as some customers, to recruit and retain qualified employees from a relatively small pool of available candidates.

         The Corporation's technical services are available to business and individual customers. Through a variety of alternatives, the Corporation offers repair or maintenance services at the customer site or on the Corporation's premises. Services are available for a variety of products marketed by the Corporation. Through its "TechNet" program the Corporation stations service personnel at a customer's location on a full-time basis. Under this program, the Corporation has entered into individual agreements with several large corporate customers to provide support and repair and maintenance services. Technical support and services are performed pursuant to contracts of specified terms and coverage (hourly rates or fixed price extended contracts) or on a time and materials basis. Maintenance and service contracts are offered to maintain and/or repair computer hardware. Most agreements are for twelve months or less. These agreements contain provisions allowing for termination prior to the expiration of the agreements. Although the agreements generally contain renewal terms, there is no assurance that the agreements will be renewed.

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

         TRAINING: The Corporation's headquarters houses its training center, the TransNet Education Center, which provides training for customers. The Corporation also provides training at customer sites. The Corporation offers comprehensive training on hardware and software, including a wide variety of DOS, Windows, and Macintosh systems and network applications, operation, and maintenance. The Corporation's Training Center has its own dedicated network. The training activities of the Corporation are not a material source of revenues.

         SUPPLIERS: In order to reduce its costs for computer and related equipment, the Corporation entered into a buying agreement with Ingram Micro, Inc. Under the agreement, the Corporation is able to purchase equipment of various manufacturers at discounts currently unavailable to it through other avenues. The agreement provides that the Corporation may terminate the arrangement upon sixty days notice. During fiscal 2003, the majority of the revenues generated by the Corporation from product sales were attributable to products purchased by the Corporation from Ingram Micro, Inc. pursuant to the Agreement. The balance of the Corporation's product sales were attributable to products purchased from a variety of sources on an as needed order basis. Alternate suppliers include Tech Data Corp., as well as Compaq and IBM, from whom the Corporation purchases direct. Management anticipates that Ingram Micro, Inc. will be a major supplier during fiscal 2004.

         CUSTOMERS: The majority of the Corporation's corporate customers are commercial users located in the New Jersey - New York City metropolitan area.

         During fiscal 2003, one customer, Schering Plough, accounted for approximately 18% of revenue. During fiscal 2002, one customer, Merck/Medco Managed Care, LLC ("Medco"), accounted for approximately 31% of the Corporation's revenues, and another customer, Schering Plough accounted for 13% of revenues. The loss of these customers may have a material adverse impact upon the Corporation if the business could not be replaced from alternate customers.

         No other customer accounted for more than 10% of the Corporation's revenues in fiscal 2003.

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

         EMPLOYEES: As of September 15, 2003, the Corporation employed 220 full-time employees and 9 part-time employees. None of its employees are subject to collective bargaining agreements.


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

         See Note [7][A] of the Notes to Consolidated Financial Statements with respect to the Corporation's commitments for leased facilities.


ITEM 3.  LEGAL PROCEEDINGS

         The Corporation is not currently a party to any legal proceeding which it regards as material.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITYHOLDERS MATTERS

         TransNet's common stock is quoted and traded on the OTC Bulletin Board under the symbol "TRNT." The following table indicates the high and low closing sales prices for TransNet's common stock for the periods indicated based upon information supplied by Pink Sheets.

CALENDAR YEAR                                   CLOSING SALES PRICES
-------------                                   --------------------
                                             HIGH                     LOW
                                             ----                     ---
2001
       Third Quarter                       $1.70                     $1.28
       Fourth Quarter                       1.82                      1.35

2002
       First Quarter                       $1.74                     $1.50
       Second Quarter                       1.58                      1.15
       Third Quarter                        1.17                      1.02
       Fourth Quarter                       1.15                       .97

2003
       First Quarter                       $1.25                     $1.04
       Second Quarter                       1.25                      1.06



       As of September 12, 2003, the number of holders of record of TransNet's common stock was 2,772. Such number of record owners was determined from the Company's shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

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

                                                                              Years Ended June 30,
                                                   ----------------------------------------------------------------------------
                                                        2003           2002           2001            2000             1999
                                                        ----           ----           ----            ----             ----
STATEMENT OF INCOME DATA
Net Sales
  Equipment                                        $ 15,942,197   $ 33,258,828    $ 42,137,322    $ 33,503,234     $ 28,231,540
  Services                                           16,856,823     17,633,266      14,280,047      13,063,267       16,074,600
                                                   ------------   ------------    ------------    ------------     ------------
                                                     32,799,020     50,892,094      56,417,369      46,566,501       44,306,140
                                                   ------------   ------------    ------------    ------------     ------------
Cost of Sales
  Equipment                                          14,634,965     31,030,909      38,893,267      31,230,050       25,844,701
  Services                                           12,658,163     11,889,348      10,084,170       9,687,659        9,882,921
                                                   ------------   ------------    ------------    ------------     ------------
                                                     27,293,128     42,920,257      48,977,437      40,917,709       35,727,622
                                                   ------------   ------------    ------------    ------------     ------------
Gross Profit
  Equipment                                           1,307,232      2,227,919       3,244,055       2,273,184        2,386,839
  Services                                            4,198,660      5,743,918       4,195,877       3,375,608        6,191,679
                                                   ------------   ------------    ------------    ------------     ------------
                                                      5,505,892      7,971,837       7,439,932       5,648,792        8,578,518
                                                   ------------   ------------    ------------    ------------     ------------

Selling, General & Administrative                     6,776,975      6,986,974       6,800,202       5,980,830        7,073,487
[Loss] Income before Income Tax Expense              (1,212,629)     1,055,948         897,012          26,270        1,836,052
Net Income                                           (1,212,629)       670,497         563,012           8,270        1,172,462
(Loss) Income Per Common Share - Basic                    (0.25)          0.14            0.12              --             0.23
Income (Loss) Per Common Share - Diluted                  (0.25)          0.14            0.12              --             0.23
Weighted average shares outstanding - Basic           4,774,804      4,774,804       4,815,872       4,903,804        5,183,141
Weighted average shares outstanding - Diluted         4,774,804      4,927,225       4,884,853       4,903,804        5,183,141

BALANCE SHEET DATA:
Working Capital                                     12,133,774      13,156,891      12,540,263      11,886,844       11,887,050
Total Assets                                        13,963,305      15,514,596      17,152,151      17,450,367       17,118,880
Long-Term Obligations                                       --              --              --              --                -
Shareholders Equity                                 12,734,865      13,947,494      13,276,997      12,813,126       13,449,272

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Revenues for the fiscal year ended June 30, 2003 were $32,799,020 as compared with $50,892,094 for the fiscal year ended June 30, 2002, and $56,417,369 for the fiscal year ended June 30, 2001. Revenues decreased in fiscal 2003 and 2002 as compared to the prior fiscal year as a result of decreased hardware sales. The decrease in revenues for 2003 was the result of several factors including the general economic slowdown effecting the IT industry as a whole, the delay in service projects by many clients due to their internal budgetary constraints, and to a reduction in purchases by a major customer. In addition, for the years discussed, the Corporation arranged for several computer manufacturers to ship product directly to and direct-bill TransNet customers, paying TransNet a fee similar to a commission. Although this reduced revenues from hardware sales, it yielded increased profits. Service revenues increased as a percentage of revenues in fiscal 2003 and increased in both actual figures and as a percentage of revenues in fiscal 2002, as a result of increased demand for the Corporation's technical services (technical support, repair and maintenance, network integration and training).

         For fiscal 2003, the Corporation reported a net loss of $1,212,629 as compared with net income of $670,497 for fiscal 2002, and net income of $563,012 for fiscal 2001. The loss in fiscal 2003 was attributable to the reduction in revenues, as described above. Management believes the Corporation will return to profitability in early fiscal 2004. The increase in income for fiscal 2002 was due to an increase in revenues from technical services. Service related revenues, a material segment of revenues, are significant in their contributions to net income because these operations yield a higher profit margin than equipment sales. For the fiscal years discussed, revenue from the provision of service, support, outsourcing and network integration is largely the result of the Corporation entering into service contracts with a number of corporate customers to provide service and support for the customer's personal computers, peripherals and networks. Most of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

         During the fiscal years discussed, the computer industry has experienced a trend of decreasing prices of computers and related equipment. Management believes that this trend will continue. Industrywide, the result of price erosion has been lower profit margins on sales, which require businesses to sell a greater volume of equipment to maintain past earning levels. Another result of the price decreases has been intensified competition within the industry, including the consolidation of businesses through merger or acquisition, as well as the increased initiation of sales by certain manufacturers directly to the end-user and the entrance of manufacturers into technical services business. Management believes that the adoption of policies by many larger corporate customers, which limit the number of vendors permitted to provide goods and services for specified periods of time, has further increased price competition.

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

         To meet these competitive challenges and to maximize the Corporation's profit margin, management has modified its marketing strategy during these years and has enforced expense controls. Management also utilizes approaches such as manufacturers' direct shipment and billing of the customers in exchange for payment to the Corporation of an "agency fee" as a means to reduce equipment related costs while increasing profits. Management's current marketing strategy is designed to shift its focus to provision of technical services and to sales of lower revenue/higher profit margin products related to service and support operations. Management's efforts include targeting commercial, educational and governmental customers who provide marketplaces for a wide range of products and services at one time, a cost-effective approach to sales. These customers often do not have their own technical staffs and outsource their computer service requirements to companies such as TransNet. Management believes it maximizes profits through concentration on sales of value-added applications; promotion of the Corporation's service and support operations; and strict adherence to cost cutting controls. In light of the above, management emphasizes and continues the aggressive pursuit of an increased volume of sales of technical service and support programs, and promotion of its training services. In the near term, the Corporation believes that product sales will continue to generate a significant percentage of the Company's revenues. In addition, the Corporation's buying agreement with Ingram Micro, Inc. enhances the Corporation's competitive edge through product discounts unavailable through other sources.

         During fiscal 2003 and 2002, selling, general and administrative expenses increased to 21% and 14% of revenues, respectively, as a result of the decrease in revenues. This compares to 12% of revenue for fiscal 2001. Management continues its efforts to control expenses, despite increasing personnel related costs.

         Interest income decreased in fiscal 2003 and 2002, respectively, as compared to prior years, due to lower amount of funds invested and lower interest rates paid on those funds.

LIQUIDITY AND CAPITAL RESOURCES

         There  are  no  material  commitments  of  the  Corporation's   capital
resources, other than leases and employment contracts.

         The Corporation currently finances the purchases of portions of its inventory through floor planning arrangements with a third-party lender and a manufacturer's affiliate under which such inventory secures the financed purchases. Inventory decreased in fiscal 2003 and 2002, as compared to the prior year, as a result of decreased hardware sales and due to the Corporation's arrangement with certain manufacturers to ship to and bill customers directly.

         Accounts receivable decreased in fiscal 2003 as compared to the prior year in conjunction with the decreased revenues. Accounts receivable remained relatively constant from fiscal 2002 to fiscal 2001. Accounts payable similarly decreased in fiscal 2003 as compared to fiscal 2002, but remained relatively the same in fiscal 2002 as compared to 2001. Floor planning payables decreased in 2003 and 2002, respectively, in direct correlation to the decrease in inventory as compared to prior years.

         For the fiscal year ended June 30, 2003, as in the fiscal years ended June 30, 2002 and 2001, the internal capital sources of the Corporation were sufficient to enable the Corporation to meet its obligations.

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

         The Corporation decided to (i) take corrective action under the IRS Walk-in Closing Agreement Program ("CAP"), (ii) apply for a favorable determination letter with respect to the Plan from the IRS, and (iii) terminate the Plan. The CAP program provides a correction mechanism for Anon-amenders@ such as the Corporation. Under CAP, the Corporation will be subject to a monetary sanction (which could range from $1,000 to approximately $40,000). In addition, the Corporation will be required to correct, retroactively, operational violations, and to pay any resulting excise taxes and PBGC premiums and penalties that may be due. In this regard, in connection with settlement negotiations with the IRS, during the December 2000 quarter the

Corporation made a contribution to the Plan and made payment of specified sanctions. During the March quarter of fiscal 2001, the Corporation finalized a settlement agreement with the IRS and is pending resolution with the PBGC.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The executive officers and directors of the Corporation are as follows:

         NAME                 AGE       POSITION
         ----                 ---       --------
John J. Wilk (a)              75        Chairman of the Board and Treasurer
Steven J. Wilk (a)            46        President and Director
Jay A. Smolyn                 47        Vice President, Operations and Director
Vincent Cusumano (b)(d)       68        Secretary and Director
Earle Kunzig (b)(e)           64        Director
Raymond J. Rekuc (c)          57        Director
Susan Wilk (a)                          Director

----------
     (a) Steven J. Wilk and Susan Wilk are respectively, the son and daughter of John J. Wilk.
     (b) Member of the Audit Committee
     (c) Chairman of the Audit Committee.
     (d) Member of the Compensation Committee.
     (e) Chairman of the Compensation Committee.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Corporation pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, the Corporation believes that with respect to fiscal 2003, its officers, directors and beneficial owners of more than 10% of its equity timely complied with all applicable Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth information concerning the compensation paid or accrued by the Corporation during the three years ended on June 30, 2003, to its Chief Executive Officer and each of its other executive officers whose total annual salary and bonus for the fiscal year ended June 30, 2003, exceeded $100,000. All of the Corporation's group life, health, hospitalization or medical reimbursement plans, if any, do not discriminate in scope, terms or operation, in favor of the executive officers or directors of the Corporation and are generally available to all full-time salaried employees.

                                                 SUMMARY COMPENSATION TABLE

                                                                                             Long-Term
                                        Annual Compensation                                 Compensation
                          ---------------------------------------------  ----------------------------------------------------

                                                                         Securities
                             Year                                        Underlying
Name and                     Ended                          Other Annual   Options   Restricted      LTIP       All Other
Principal Position         June 30,    Salary     Bonus     Compensation    Sars    Stock Awards    Payouts   Compensation
-----------------------------------------------------------------------------------------------------------------------------
Steven J. Wilk                2003     $300,000         $0      $0               0       0            $0           0
 President and Chief          2002     $300,000    $40,678      $0               0       0            $0           0
 Executive Officer            2001     $266,167    $32,880      $0         100,000       0            $0           0

Jay Smolyn                    2003     $165,000         $0      $0               0       0            $0           0
  Vice President              2002     $165,000    $31,475      $0               0       0            $0           0
  Operations                  2001     $163,166    $25,645      $0          50,000       0            $0


                        OPTION GRANTS IN LAST FISCAL YEAR
                               (individual grants)

         No options were granted during fiscal 2003.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth information with respect to the Named Executive Officer concerning the exercise of options during fiscal 2003 and the number and value of unexercised options held as of the end of fiscal 2003.

                                                                      Number of Securities      Value of Unexercised
                                                                           Underlying               In-the-Money
                                                                       Unexercised Options        Options at Fiscal
                             Number of                                 at Fiscal Year End;          Year End ($);
 Name of Executive        Shares Acquired                                 (Exercisable/             (Exercisable/
      Officer               On Exercise        Value Realized ($)        Unexercisable)            Unexercisable)
      -------               -----------        ------------------        --------------            --------------
Steven J. Wilk                   0                      0                   100,000/0                 $31,000/0
Jay A. Smolyn                    0                      0                    50,000/0                 $15,500/0

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

DIRECTORS' COMPENSATION

         During fiscal 2003, the Company paid $5,000 in directors' fees to each of its three outside directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

         The following table sets forth, as of August 31, 2003, the number of shares of TransNet's common stock owned beneficially to the knowledge of the Corporation, by each beneficial owner of more than 5% of such common stock, by each director owning shares and by all officers and directors of the Corporation as a group.

NAME OF BENEFICIAL                  AMOUNT OF SHARES            PERCENT OF
OWNER                              BENEFICIALLY OWNED            CLASS (a)
-----                              ------------------            ---------

DIRECTORS
Steven J. Wilk (b)                   487,000 shs (c)                 8%
John J. Wilk (b)                     225,500 shs (d)                 4%
Jay A. Smolyn (b)                    133,000 shs (e)                 2%
Susan Wilk (b)                       108,200 shs (f)                 2%
Vincent Cusumano (b)                 17,000 shs (g)                ----
Earle Kunzig (b)                     20,000 shs (h)                ----
Raymond J. Rekuc (b)                 15,000 shs (i)                ----

All officers and directors            890,700 shs                   16%
as a group (seven persons)

----------

(a) Based on 4,774,804 shares outstanding, which does not include 275,000 shares issuable upon exercise of options.

(b) The address of all directors is 45 Columbia Road, Branchburg, New Jersey 08876.

(c) Includes 100,000 shares that Mr. Wilk is entitled to purchase upon the exercise of incentive stock options. The options were granted on January 4, 2001 under the Corporation's 2000 Stock Option Plan. The exercise price is $0.88 per share.

(d) Includes 50,000 shares that Mr. Wilk is entitled to purchase upon the exercise of incentive stock options. The options were granted on January 4, 2001 under the Corporation's 2000 Stock Option Plan. The exercise price is $0.88 per share.

(e) Includes 50,000 shares that Mr. Smolyn is entitled to purchase upon the exercise of incentive stock options. The options were granted on January 4, 2001 under the Corporation's 2000 Stock Option Plan. The exercise price is $0.88 per share.

(f) Includes 30,000 shares that Ms. Wilk is entitled to purchase upon the exercise of incentive stock options. The options were granted on January 4, 2001 under the Corporation's 2000 Stock Option Plan. The exercise price is $0.88 per share.

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

         None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

    o  Independent Auditor's Report.

    o  Consolidated Balance Sheets as of June 30, 2003 and June 30, 2002.

    o Consolidated Statements of Operations for the Years Ended June 30, 2003, 2002 and 2001.

    o Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2003, 2002 and 2001.

    o Consolidated Statements of Cash Flows for the Years Ended June 30, 2003, 2002 and 2001.

    o  Notes to Consolidated Financial Statements

    3. EXHIBITS

      EXHIBITS                                              INCORPORATED BY REFERENCE TO
      3.1(a) Certificate of Incorporation,                  Exhibit 3(A) to Registration as
      amended                                               Statement on Form S-1 (File No.2-42279)

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

      3.1 (c) March 17, 1993 Amendment
      to Certificate of Incorporation

      3.2 (a) Amended By-Laws                               Exhibit 3 to Annual Report on Form
                                                            10-K for year ended June 30, 1987

      3.2 (b) Article VII, Section 7 of the                 Exhibit to Current Report on
      By-Laws, as amended                                   Form 8-K for January 25, 1990

      4.1 Specimen Common Stock                             Exhibit 4(A) to Registration Statement
      Certificate                                           on Form S-1 (File No. 2-42279)

      10.1  March 1, 1991 lease agreement                   Exhibit 10.1 to Annual Report on
      between W. Realty and the                             Form 10-K for year ended June 30,
      Corporation for premises at 45 Columbia               1991
      Road, Somerville (Branchburg), New Jersey

      10.2  February 1, 1996 amendment to                   Exhibit 10.2 to Annual Report on
      Lease Agreement between W. Realty and                 Form 10-K for year ended June 30,
      the Corporation for premises at                       1996
      45 Columbia Road, Somerville, New Jersey

      10.3 Employment Agreements expiring                   Exhibit 10.3 to Annual Report on
      on June 30, 2005 with Steven J. Wilk                  Form 10-K for year ended June 30,
      and Jay A. Smolyn                                     2001

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

      10.5 Acquisition Agreement dated                      Exhibit to Current Report on Form

      March 6, 1990 between TransNet and                    8-K for March 6, 1990
      Selling Stockholders of Round Valley Computer
      Center, Inc.

      31.1 Certification pursuant to Section 302            Attached herewith

      31.2 Certification pursuant to Section 302            Attached herewith

      32 Certifications pursuant to Section 906             Furnished herewith

(b)   REPORTS ON FORM 8-K
      -------------------
      The Corporation did not file any reports on Form 8-K with respect to or during the quarter ended June 30, 2003.

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

REGISTRANT:                               TRANSNET CORPORATION

Date: September 26, 2003                  BY /s/ STEVEN J. WILK
                                          -------------------------------------
                                          Steven J. Wilk
                                          Chief Executive Officer


Date: September 26, 2003                  BY /s/ JOHN J. WILK
                                          --------------------------------------
                                          John J. Wilk
                                          Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

BY /s/ STEVEN J. WILK                     Date: September 26, 2003
--------------------------------------
        Steven J. Wilk, Director

BY /s/ JOHN J. WILK                       Date: September 26, 2003
--------------------------------------
       John J. Wilk, Director

BY /s/ JAY A. SMOLYN                      Date: September 26, 2003
--------------------------------------
       Jay A. Smolyn, Director

BY /s/ RAYMOND J. REKUC                   Date: September 26, 2003
--------------------------------------
       Raymond J. Rekuc, Director

BY /s/ VINCENT CUSUMANO                   Date: September 26, 2003
--------------------------------------
       Vincent Cusumano, Director

BY /s/ EARLE KUNZIG                       Date: September 26, 2003
--------------------------------------
       Earle Kunzig, Director

BY /s/ SUSAN M. WILK                      Date: September 26, 2003
--------------------------------------
       Susan M. Wilk, Director

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of TransNet Corporation and Subsidiary
   Branchburg, New Jersey

We have audited the accompanying consolidated balance sheets of TransNet Corporation and Subsidiary as of June 30, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended June 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransNet Corporation and Subsidiary as of June 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

                                           MOORE STEPHENS, P. C.
                                           Certified Public Accountants.

Cranford, New Jersey
August 8, 2003

TRANSNET CORPORATION AND SUBSIDIARY
===================================================================================================================

CONSOLIDATED BALANCE SHEETS
===================================================================================================================

                                                                                             JUNE 30,
                                                                                             --------
                                                                                    2 0 0 3             2 0 0 2
                                                                                    -------             -------
ASSETS:
CURRENT ASSETS:
   Cash and Cash Equivalents                                                    $     6,935,623    $      7,035,649
   Accounts Receivable - Net                                                          5,669,313           7,553,927
   Inventories - Net                                                                    392,774             615,646
   Other Current Assets                                                                  16,572             113,725
   Deferred Tax Asset                                                                   195,649             195,649
                                                                                ---------------    ----------------

   TOTAL CURRENT ASSETS                                                              13,209,931          15,514,596

PROPERTY AND EQUIPMENT - NET                                                            444,969             583,490

OTHER ASSETS                                                                            247,750             238,089
                                                                                ---------------    ----------------

   TOTAL ASSETS                                                                 $    13,902,650    $     16,336,175
                                                                                ===============    ================

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts Payable                                                             $       382,813    $        684,823
   Accrued Expenses                                                                     184,744             419,684
   Income Taxes Payable                                                                  19,426             228,691
   Floor Plan Payable                                                                   549,826           1,024,507
                                                                                ---------------    ----------------

   TOTAL CURRENT LIABILITIES                                                          1,136,809           2,357,705
                                                                                ---------------    ----------------

DEFERRED TAX LIABILITY                                                                   30,976              30,976
                                                                                ---------------    ----------------

COMMITMENTS AND CONTINGENCIES                                                                --                  --
                                                                                ---------------    ----------------

STOCKHOLDERS' EQUITY:
  Capital Stock - Common, $.01 Par Value, Authorized 15,000,000 Shares;
    Issued 7,469,524 Shares at June 30, 2003 and 2002 [of which
    2,694,720 are in Treasury at June 30, 2003 and 2002]                                 74,695              74,695

   Additional Paid-in Capital                                                        10,686,745          10,686,745

   Retained Earnings                                                                  9,281,625          10,494,254
                                                                                ---------------    ----------------

   Totals                                                                            20,043,065          21,255,694
   Less:  Treasury Stock - At Cost                                                   (7,308,200)         (7,308,200)
                                                                                ---------------    ----------------

   TOTAL STOCKHOLDERS' EQUITY                                                        12,734,865          13,947,494
                                                                                ---------------    ----------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $    13,902,650    $     16,336,175
                                                                                ===============    ================

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
===================================================================================================================

CONSOLIDATED STATEMENTS OF OPERATIONS
===================================================================================================================

                                                                              Y E A R S   E N D E D
                                                                                 J U N E   3 0,
                                                                  ----------------------------------------------
                                                                  2 0 0 3            2 0 0 2             2 0 0 1
                                                                  -------            -------             -------

REVENUE:
   Equipment                                                 $   15,942,197      $   33,258,828    $     42,137,322
   Services                                                      16,856,823          17,633,266          14,280,047
                                                             --------------      --------------    ----------------

   TOTAL REVENUE                                                 32,799,020          50,892,094          56,417,369
                                                             --------------      --------------    ----------------

COST OF REVENUE:
   Equipment                                                     14,634,965          31,030,909          38,893,267
   Services                                                      12,658,163          11,889,348          10,084,170
                                                             --------------      --------------    ----------------

   TOTAL COST OF REVENUE                                         27,293,128          42,920,257          48,977,437
                                                             --------------      --------------    ----------------

   GROSS PROFIT                                                   5,505,892           7,971,837           7,439,932

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                                       6,776,975           6,986,974           6,800,202
                                                             --------------      --------------    ----------------

   OPERATING [LOSS] INCOME                                       (1,271,083)            984,863             639,730
                                                             --------------      --------------    ----------------

INTEREST INCOME:
   Interest Income                                                   58,454              64,385             234,782
   Interest Income - Related Party                                       --               6,700              22,500
                                                             --------------      --------------    ----------------

   TOTAL INTEREST INCOME                                             58,454              71,085             257,282
                                                             --------------      --------------    ----------------

   [LOSS] INCOME BEFORE INCOME TAX EXPENSE                       (1,212,629)          1,055,948             897,012

INCOME TAX EXPENSE                                                       --             385,451             334,000
                                                             --------------      --------------    ----------------

   NET [LOSS] INCOME                                         $   (1,212,629)     $      670,497    $        563,012
                                                             ==============      ==============    ================

   BASIC AND DILUTED
     NET [LOSS] INCOME PER COMMON SHARE                      $         (.25)     $          .14    $            .12
                                                             ==============      ==============    ================

   WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC                                          4,774,804           4,774,804           4,815,872
                                                             ==============      ==============    ================

   WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - DILUTED                                        4,774,804           4,927,225           4,884,853
                                                             ==============      ==============    ================

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
====================================================================================================================================

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
====================================================================================================================================


                                   COMMON STOCK                                                TREASURY STOCK             TOTAL
                              -----------------------       PAID-IN         RETAINED    ----------------------------   STOCKHOLDERS'
                                 SHARES      AMOUNT         CAPITAL         EARNINGS       SHARES          AMOUNT         EQUITY
                              -----------  ----------   --------------   -------------  -----------  ---------------   ------------
BALANCE - JUNE 30, 2000         7,469,524  $   74,695   $   10,686,745   $   9,260,745   (2,614,220) $    (7,209,059) $  12,813,126

   Treasury Shares Purchased           --          --               --              --      (80,500)         (99,141)       (99,141)

   Net Income                          --          --               --         563,012           --               --        563,012
                              -----------  ----------   --------------   -------------  -----------  ---------------   ------------

BALANCE - JUNE 30, 2001         7,469,524      74,695       10,686,745       9,823,757   (2,694,720)      (7,308,200)    13,276,997

   Net Income                          --          --               --         670,497           --               --        670,497
                              -----------  ----------   --------------   -------------  -----------  ---------------   ------------

BALANCE - JUNE 30, 2002         7,469,524      74,695       10,686,745      10,494,254   (2,694,720)      (7,308,200)    13,947,494

   Net [Loss]                          --          --               --      (1,212,629)          --               --     (1,212,629)
                              -----------  ----------   --------------   -------------  -----------  ---------------   ------------

BALANCE - JUNE 30, 2003         7,469,524  $   74,695   $   10,686,745   $   9,281,625   (2,694,720) $    (7,308,200) $  12,734,865
                              ===========  ==========   ==============   =============  ===========  ===============  =============

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
===================================================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS
===================================================================================================================

                                                                               Y E A R S   E N D E D
                                                                                  J U N E   3 0,
                                                                ---------------------------------------------------
                                                                     2 0 0 3          2 0 0 2            2 0 0 1
                                                                     -------          -------            -------
OPERATING ACTIVITIES:
   Net [Loss] Income                                            $     (1,212,629) $       670,497  $        563,012
                                                                ----------------  ---------------  ----------------
   Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
     Depreciation and Amortization                                       194,326          196,111           186,225
     Loss on Sale of Equipment                                                --            8,795                --
     Provision for Doubtful Accounts                                      (7,000)          (4,272)           40,247
     Deferred Income Taxes                                                    --           61,678            (6,000)

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Accounts Receivable                                             1,891,614           16,447         1,750,598
       Inventories                                                       222,872        1,271,342          (509,259)
       Other Current Assets                                               97,153           11,633           (38,858)
       Other Assets                                                      (10,661)         (16,591)          119,842

     Increase [Decrease] in:
       Accounts Payable and Accrued Expenses                            (387,142)        (130,069)       (1,349,574)
       Other Current Liabilities                                        (149,808)         (70,743)           44,937
       Income Taxes Payable                                             (209,265)         (82,288)          310,979
                                                                ----------------  ---------------  ----------------

     Total Adjustments                                                 1,642,089        1,262,043           549,137
                                                                ----------------  ---------------  ----------------

   NET CASH - OPERATING ACTIVITIES                                       429,460        1,932,540         1,112,149
                                                                ----------------  ---------------  ----------------

INVESTING ACTIVITIES:
   Capital Expenditures                                                  (54,805)        (243,456)         (134,223)
   Mortgage Receivable Proceeds - Related Party                               --          250,000                --
                                                                ----------------  ---------------  ----------------

   NET CASH - INVESTING ACTIVITIES                                       (54,805)           6,544          (134,223)
                                                                ----------------  ---------------  ----------------

FINANCING ACTIVITIES:
   Floor Plan Payable - Net                                             (474,681)      (1,204,645)          213,867
   Treasury Shares Repurchased                                                --               --           (99,141)
                                                                ----------------  ---------------  ----------------

   NET CASH - FINANCING ACTIVITIES                                      (474,681)      (1,204,645)          114,726
                                                                ----------------  ---------------  ----------------

   NET [DECREASE] INCREASE  IN CASH AND
     CASH EQUIVALENTS                                                   (100,026)         734,439         1,092,652

CASH AND CASH EQUIVALENTS - BEGINNING
   OF YEARS                                                            7,035,649        6,301,210         5,208,558
                                                                ----------------  ---------------  ----------------

   CASH AND CASH EQUIVALENTS - END OF YEARS                     $      6,935,623  $     7,035,649  $      6,301,210
                                                                ================  ===============  ================

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
===================================================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS
===================================================================================================================

                                                                               Y E A R S   E N D E D
                                                                                  J U N E   3 0,
                                                                ---------------------------------------------------
                                                                     2 0 0 3          2 0 0 2            2 0 0 1
                                                                     -------          -------            -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the years for:
     Interest                                                   $             --  $            --  $             --
     Income Taxes                                               $             --  $       340,000  $        170,000

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:

   During fiscal 2002, the Company traded-in automobiles with a book value of $33,790 in exchange for a trade-in value of approximately $25,000.

   During fiscal 2001, the Company disposed of approximately $38,500 of fully depreciated property and equipment.







See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

[1] NATURE OF OPERATIONS

TransNet Corporation ["TransNet" or the "Company"] was incorporated in the State of Delaware in 1969. The Company is a single-source provider of information technology products and technology management services designed to enhance the productivity of the information systems of its customers. Through its own sales and service departments, TransNet provides information technology and network solutions for its customers by combining value-added professional technical services with the sale of PC hardware, network products, IP telephony products, computer peripherals and software. As used herein, the term "Company" shall refer to TransNet and where the context requires, shall include TransNet and its wholly-owned subsidiary, Century American Corporation. Century American Corporation, formerly a leasing subsidiary, is currently inactive.

The sale and service of IT is highly competitive and may be affected by rapid changes in technology and spending habits in both the business and institutional sectors.

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

[C] ACCOUNTS RECEIVABLE - Accounts receivable have been reduced by an allowance for doubtful accounts of approximately $100,000 and $107,000 as of June 30, 2003 and 2002, respectively. The receivables secure a floor plan agreement [See Note 7C].

[D] INVENTORIES - The Company's inventory is valued at the lower of cost [determined on the moving average-cost basis] or market. Inventory has been reduced by an allowance of $45,000 and $60,000 at June 30, 2003 and 2002, respectively. The inventory secures borrowings under a floor plan financing agreement [See Note 7C].

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

[F] GOODWILL - Effective July 1, 2002, the Company evaluates the recoverability and measures the possible impairment of its goodwill under SFAS 142, "Goodwill and Other Intangible Assets." The impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any. Management's estimate of fair value considers publicly available information regarding the market capitalization of the Company as well as (i) publicly available information regarding comparable publicly-traded companies in the computer sales and service industry, (ii) the financial projections and future prospects of the Company's business, including its growth opportunities and likely operational improvements, and (iii) comparable sales prices, if available. As part of the first step to assess potential impairment, management compares the estimate of fair value for the Company to the book value of the Company's consolidated net assets. If the book value of the consolidated net assets is greater than the estimate of fair value, the Company would then proceed to the second step to measure the impairment, if any. The second step compares the implied fair value of goodwill with its carrying value.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #2
================================================================================

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

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

[H] EARNINGS PER SHARE - Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted earnings per share is based on the weighted average number of common and common equivalent shares outstanding. The calculation of common equivalent shares issued takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be purchased with the funds received from the exercise, based on the average price during the year. Certain rights and options listed in Note 11 may be potentially dilutive in the future.

[I] CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk of its customers establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is not significant. The Company places its cash with high credit financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risks. As of June 30, 2003, the Company had approximately $447,000 which is subject to such risk. The Company does not require collateral or other security to support financial instruments subject to credit risk.

[J] BUSINESS CONCENTRATIONS - The Company is engaged in the sale and technical support and service of local area networks, personal computer systems, and peripheral equipment, software, and supplies to companies and organizations located primarily in the New Jersey - New York City Metropolitan area and is currently an authorized dealer for several computer products manufacturers, including 3 Com, Apple, Cisco, Hewlett Packard, IBM, Intel, NEC, Nortel, Novell and Microsoft Corporation. If the Company were to lose any of its dealer authorizations or if it were to experience significant delays, interruptions or reductions in its supply of hardware and software, the Company's revenues and profits could be adversely affected.

[K] ADVERTISING COSTS - The Company participates in cooperative advertising programs with its vendors, whereby the vendors absorb the costs of advertising. During the years ended June 30, 2003, 2002 and 2001, the Company incurred additional advertising expense of $16,031, $9,034 and $73,113, respectively. Advertising costs are expensed as incurred.

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

[M] RECLASSIFICATION - Certain prior year amounts have been reclassified to conform to the 2003 presentation.

[N] STOCK  OPTIONS  ISSUED TO  EMPLOYEES  - The  Company  adopted  Statement  of
Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," for financial note disclosure purposes and continues to apply the intrinsic value method of Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees," for financial reporting purposes.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #3
================================================================================

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

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

[P] IMPAIRMENT - Certain long-term assets of the Company are reviewed quarterly as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 144, "Accounting for the Impairment or disposal of Long-Lived Assets." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

[3] REPURCHASE AGREEMENTS

Repurchase agreements included in cash equivalents as of June 30, 2003 and 2002 consisted of:

                                              COST               FAIR VALUE
                                              ----               ----------
June 30, 2003:
   Repo .60%, Due July 1, 2003          $      1,510,171      $     1,510,228

This security is backed by $1,480,000 of F.H.R. bonds maturing June 18, 2028 with an interest rate of 5.00%.

                                              COST               FAIR VALUE
                                              ----               ----------
June 30, 2002:
   Repo .60%, Due July 1, 2002          $      5,048,766      $     5,048,815

This security is backed by $1,480,000 of F.H.R. bonds maturing June 18, 2028 with an interest rate of 5.00%.

[4] INVENTORIES

Inventories consist of the following at June 30, 2003 and 2002:

                                                      JUNE 30,
                                                      --------
                                             2 0 0 3           2 0 0 2
                                             -------           -------

Product Inventory                       $        239,359           399,355
Service Parts                                    153,415           216,291
                                        ----------------   ---------------

   TOTALS                               $        392,774   $       615,646
   ------                               ================   ===============

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #4
================================================================================

[5] PROPERTY, EQUIPMENT, DEPRECIATION AND AMORTIZATION

Property and equipment and accumulated depreciation and amortization as of June 30, 2003 and 2002 are as follows:

                                                          JUNE 30,
                                                          --------
                                                    2 0 0 3          2 0 0 2
                                                    -------          -------

Automobiles                                  $       253,574    $      253,574
Office Equipment                                   1,816,159         1,761,354
Furniture and Fixtures                               321,161           321,161
Leasehold Improvements                               273,102           273,102
                                             ---------------    --------------

Totals                                             2,663,996         2,609,191
Less:  Accumulated Depreciation
       and Amortization                            2,219,027         2,025,701
                                             ---------------    --------------

   PROPERTY AND EQUIPMENT - NET              $       444,969    $      583,490
   ----------------------------              ===============    ==============

Total depreciation and amortization expense amounted to $193,326, $182,140, $172,254 for the years ended June 30, 2003, 2002 and 2001, respectively.

[6] INTANGIBLE ASSETS

The following intangible assets and accumulated amortization as of June 30, 2003 and 2002 are included in other assets:

JUNE 30, 2003:                       WEIGHTED
                                      AVERAGE                                                         NET OF
                                   AMORTIZATION                                ACCUMULATED          ACCUMULATED
INTANGIBLE ASSETS                  PERIOD YEARS                    COST       AMORTIZATION         AMORTIZATION
-----------------                  ------------                    ----       ------------         ------------
Licenses                                20                   $      20,000  $          14,833   $          5,167
Goodwill                                --                         259,422            159,976             99,446
                                                             -------------  -----------------   ----------------

   TOTALS                               20                   $     279,422  $         174,809   $        104,613
   ------                                                    =============  =================   ================

JUNE 30, 2002:                       WEIGHTED
                                      AVERAGE                                                         NET OF
                                   AMORTIZATION                                ACCUMULATED         ACCUMULATED
INTANGIBLE ASSETS                  PERIOD YEARS                    COST       AMORTIZATION         AMORTIZATION
-----------------                  ------------                    ----       ------------         ------------

Licenses                                     20              $      20,000  $          13,833   $          6,167
Goodwill                                     --                    259,422            159,976             99,446
                                                             -------------  -----------------   ----------------


   TOTALS                                    20              $  279,422     $         173,809   $        105,613
   ------                                                    ==========     =================   ================

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #5
================================================================================

[6] INTANGIBLE ASSETS [CONTINUED]

The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of June 30, 2003 is a follows:

YEAR ENDED
JUNE 30,
----------
   2004                                     $     1,000
   2005                                           1,000
   2006                                           1,000
   2007                                           1,000
   2008                                           1,000
   Thereafter                                       167
                                            -----------

   TOTAL                                    $     5,167
   -----                                    ===========

For the years ended June 30, 2003, 2002 and 2001, amortization expense of intangible assets were $1,000, $13,971 and $13,971, respectively.

[7] COMMITMENTS AND RELATED PARTY TRANSACTIONS

[A] LEASING AGREEMENTS - In January 2001, the Company renewed its real estate leases of office and warehouse space under this operating lease agreement through February 2006. Terms of the agreement provide for annual base rent of $165,718 which is adjusted annually based on a cost of living calculation.

In addition to the annual base rent, the office and warehouse real estate lease requires the Company to pay for certain contingent expenses such as building maintenance, insurance and real estate taxes. Total contingent lease expenses were $133,856, $121,918 and $77,008 for the years ended June 30, 2003, 2002 and
2001, respectively.

The Company maintains two operating leases for several pieces of office equipment that expire in 2005 and 2007. Office equipment lease expense, including contingent usage charges, was $12,977, $11,740 and $14,697 for the years ended June 30, 2003, 2002 and 2001, respectively.

The fixed annual base rent [exclusive of an annual cost of living adjustment and contingent usage charges] of the office, warehouse and equipment leases for the next five (5) years are as follows:

                                       REAL            OFFICE
                                      ESTATE          EQUIPMENT
                                      ------          ---------

2004                                     165,718          10,860
2005                                     165,718          10,860
2006                                     110,472           7,010
2007                                          --           5,550
2008                                          --              --
                                  --------------  --------------

   TOTALS                         $      441,908  $       34,280
   ------                         ==============  ==============

Total rent expense was $178,691, $179,482 and $200,352 for the years ended June 30, 2003, 2002 and 2001, respectively.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #6
================================================================================

[7] COMMITMENTS AND RELATED PARTY TRANSACTIONS [CONTINUED]

[B] EMPLOYMENT AGREEMENTS - Effective July 1995, the Company entered into five [5] year employment agreements with two officers of the Company which provide for salaries of $135,000 and $250,000. In January 2001, these two employment agreements were renewed for an additional five [5] year period through June 2005. Provisions of the renewed agreements provide for annual salaries of $165,000 and $300,000. In addition, the renewed agreements continue to provide for a "Performance Bonus" based on percentages of two (2) to six (6) percent applied to certain levels of the Company pre-tax profits. The bonus expense recorded was approximately $-0-, $72,000 and $50,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

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

[C] FLOOR PLAN PAYABLE - The Company finances inventory purchases through a floor plan wholesale credit line with a finance company, which is secured by substantially all assets of the Company. At June 30, 2003, the Company had a maximum credit line of $4,500,000, of which $3,950,174 was unused. Provisions of the floor plan agreement provide that the lender may at its sole discretion from time to time determine the maximum amount of financing which it elects to extend based on certain eligible inventory and accounts receivable balances. The outstanding borrowing under the credit line at June 30, 2003 and 2002 was $549,826 and $1,024,507, respectively. Payments on the credit line are due currently and are interest free for a 30 day period. If not repaid in full, interest is calculated based on the average daily outstanding balance under the line of credit at a rate of the greater of 6% or the prime rate. Purchases made under the credit lines were repaid in full within the 30 day interest free repayment period during fiscal 2003, 2002 and 2001. Accordingly, no interest expense has been incurred for the years ended June 30, 2003, 2002 and 2001. The prime rate and the weighted average interest rate were approximately 4.00%, 4.75% and 9.50%, respectively at June 30, 2003, 2002 and 2001.

[8] INCOME TAXES

The provision for income taxes is summarized as follows:

                                             Y E A R S   E N D E D
                                                J U N E   3 0,
                             -------------------------------------------------
                                 2 0 0 3          2 0 0 2           2 0 0 1
                                 -------          -------           -------
Federal:
   Current                   $           --   $      257,636  $        271,000
   Deferred                              --           52,635            (4,900)
                             --------------   --------------  ----------------

   Federal Provision                     --          310,271           266,100
                             --------------   --------------  ----------------

State:
   Current                               --           65,891            69,000
   Deferred                              --            9,289            (1,100)
                             --------------   --------------  ----------------

   State Provision                       --           75,180            67,900
                             --------------   --------------  ----------------

   INCOME TAX EXPENSE        $           --   $      385,451  $        334,000
   ------------------        ==============   ==============  ================

Deferred income taxes arise from temporary differences including depreciation, inventory reserves, allowance for doubtful accounts and expense accruals.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #7
================================================================================

[8] INCOME TAXES [CONTINUED]

The deferred tax asset and liability in the accompanying consolidated balance sheets include the following components:

                                                     JUNE 30,
                                             2 0 0 3          2 0 0 2
                                             -------          -------

Net Operating Carry Forwards            $       551,638   $            --
Accounts Receivable Allowance                    40,000            64,000
Inventory Allowance                              18,000            24,000
Accrued Expenses                                 10,500            58,900
Other Temporary Differences                      54,717            48,749
                                        ---------------   ---------------

Deferred Tax Assets                             674,855           195,649
Valuation Allowance                            (479,206)               --
Deferred Tax Liabilities -
  Depreciation and Amortization                  30,976            30,976
                                        ---------------   ---------------

   NET DEFERRED TAX ASSET               $       164,673   $       164,673
   ----------------------               ===============   ===============

The following is a reconciliation of income taxes at the U.S. statutory tax rate to the taxes actually provided:

                                                                                  Y E A R S   E N D E D
                                                                                     J U N E   3 0,
                                                                  -------------------------------------------------
                                                                      2 0 0 3         2 0 0 2           2 0 0 1
                                                                      -------         -------           -------

U.S. Statutory Rate Applied to Pretax Income                      $           --   $      334,200  $        283,900
State Taxes                                                                   --           56,000            47,800
Other Permanent Differences                                                   --           (4,749)            2,300
                                                                  --------------   --------------  ----------------

   INCOME TAX EXPENSE                                             $           --   $      385,451  $        334,000
   ------------------                                             ==============   ==============  ================

[9] EARNINGS PER SHARE

The following table reconciles the denominator of the diluted earnings per share computation as shown in the consolidated statement of operations.

                                                                                  Y E A R S   E N D E D
                                                                                     J U N E   3 0,
                                                                     ------------------------------------------------
                                                                        2 0 0 3         2 0 0 2           2 0 0 1
                                                                        -------         -------           -------
Diluted EPS Calculation:
   Basic Common Shares Outstanding                                       4,774,804        4,774,804         4,815,872
   Effect of Common Stock Options                                               --          152,421            68,981
                                                                     -------------   --------------  ----------------

   DILUTED COMMON AND COMMON EQUIVALENT SHARES                           4,774,804        4,927,225         4,884,853
   -------------------------------------------                       =============   ==============  ================

Diluted EPS presented for the year ended June 30, 2003 does not include the effect of common stock options because the result would be anti-dilutive.

Options to purchase 75,000 shares of the Company's common stock were outstanding during the year ended June 30, 2002 but were not included in the computation of diluted EPS because the exercise price of the options was greater than the average market price of the common stock for the periods reported.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #8
================================================================================

[9] EARNINGS PER SHARE [CONTINUED]

As of July 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," earlier than required. In accordance with the provisions of SFAS No. 142, the Company discontinued the periodic amortization of goodwill, but is now required to annually review the goodwill for potential impairment. Had SFAS No. 142 been effective in the comparative prior periods, the following adjusted results of operations would have been achieved.

                                                                   YEARS ENDED JUNE 30,
                                                  --------------------------------------------------
                                                       2 0 0 3         2 0 0 2           2 0 0 1
                                                       -------         -------           -------
Net Income:
   Reported Net [Loss] Income                     $    (1,212,629) $      670,497  $         563,012
   Add Back:  Goodwill Amortization                            --          12,971             12,971
                                                  ---------------  --------------  -----------------

   Adjusted Net [Loss] Income                     $    (1,212,629) $      683,468  $         575,983
                                                  ===============  ==============  =================

Basic Earnings Per Share:
   Reported Net [Loss] Income                     $           (.25) $         .14   $            .12
   Goodwill Amortization                                        --             --                 --
                                                  ----------------  -------------   ----------------

   Adjusted Net [Loss] Income                     $           (.25) $         .14   $            .12
                                                  ================  =============   ================

Dilute Earnings Per Share:
   Reported Net [Loss] Income                     $           (.25) $         .14   $            .12
   Goodwill Amortization                                        --             --                 --
                                                  ----------------  -------------   ----------------

   ADJUSTMENT NET [LOSS] INCOME                   $           (.25) $         .14   $            .12
   ----------------------------                   ================  =============   ================

[10] DEFINED CONTRIBUTION PLANS

The Company adopted a defined contribution [401(k)] plan covering all eligible employees. Under the terms of the Plan, participating employees elect to contribute a portion of their salaries to the Plan. The Company matches up to a certain percentage of the employees' contribution. Expense for the years ended June 30, 2003, 2002 and 2001 was $46,140, $47,856 and $44,363, respectively.

[11] STOCKHOLDERS' RIGHTS PLAN AND 2000 STOCK OPTION PLAN

On February 6, 1990, the Board of Directors adopted a Stockholders' Rights Plan, which entitles the Right holder, upon the occurrence of specified triggering events, i.e., the acquisition by a person or group of beneficial ownership of 20% or more of outstanding shares; the commencement of a tender offer for 20% or more of outstanding shares [unless an offer is made for all outstanding shares at a price deemed by the Continuing Board to be fair and in the best interest of stockholders] and the determination by the Board that a person is an "Adverse Person," as defined in the Rights Agreement to purchase one share of common stock at an exercise price of $7.50 per share, or in certain "take over" situations, common stock equal in value to two times the exercise price. Subsequent to a triggering event, if the Company is acquired in a merger or other business transaction in which the Company is not the surviving corporation [unless Board approved], or 50% or more of the Company's assets or earning power is sold or transferred, each holder of a Right shall have the right to receive upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right. The Rights may be redeemed by the Company for $.01 per Right at any time prior to the determination of the Board that a person is an Adverse Person or ten days following a public announcement of the acquisition of, or commencement of a tender offer for, 20% of the outstanding common stock. The Rights initially expired in February 2000, but were extended to February 2010. No options were outstanding under the Stockholders Rights Plan as of June 30, 2003.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #9
================================================================================

[11] STOCKHOLDERS' RIGHTS PLAN AND 2000 STOCK OPTION PLAN [CONTINUED]

Under terms of the Company's 2000 Stock Option Plan ["the Plan"], employees, directors, and consultants may be granted incentive stock options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted [110% of fair market value for incentive stock options granted to holders of more than 10% of the voting stock of the Company]. The Plan also provides for non-qualified stock options to be issued with an exercise price of not less than 85% of the fair market value of the common stock. The Company has reserved 500,000 shares of the Company's common stock for distribution under the Plan. In January 2001, the Company granted 362,000 stock options under the Plan to various employees. Shares of common stock under the Plan may consist, in whole or in part, of authorized and unissued treasury stock. Options vest over a 5 year period and are exercisable over a 10 year period. No options were issued under the Plan during the years ended June 30, 2003 and 2002.

Information related to all stock options granted by the Company is as follows:

                                                                                                       WEIGHTED AVERAGE
                                                                      WEIGHTED                          EXERCISE PRICE
                                                    NUMBER OF          AVERAGE           OPTIONS          OF OPTIONS
                                                     SHARES        EXERCISE PRICE      EXERCISABLE        EXERCISABLE
                                                  -------------    --------------     -------------    ----------------
Outstanding - June 30, 2001                                  --    $           --                --      $         --
   Granted                                              437,000              1.01           246,750              1.09
   Exercised                                                 --                --                --
   Forfeited/Canceled                                        --                --                --                --
                                                  -------------    --------------     -------------      ------------

Outstanding - June 30, 2002                             437,000              1.01           246,750              1.09
   Granted                                                   --                --                --                --
   Exercised                                                 --                --                --
   Forfeited/Canceled                                        --                --                --                --
                                                  -------------    --------------     -------------      ------------

Outstanding - June 30, 2003                             437,000              1.01           246,750              1.09
   Granted                                                   --                --                --                --
   Exercised                                                 --                --                --
   Forfeited/Canceled                                    (8,500)              .88            (8,500)              .88
                                                  -------------    --------------     -------------      ------------

   OUTSTANDING - JUNE 30, 2003                          428,500    $         1.01           238,250      $       1.09
   ---------------------------                    =============    ==============     =============      ============

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #10
================================================================================

[11] STOCKHOLDERS' RIGHTS PLAN AND 2000 STOCK OPTION PLAN [CONTINUED]

The following table summarizes information about stock options outstanding at June 30, 2003:

                                                     OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                       ----------------------------------------------      ------------------------
                                                             WEIGHTED-
                                                              AVERAGE       WEIGHTED-                     WEIGHTED-
                                                             REMAINING       AVERAGE                       AVERAGE
                 RANGE OF                NUMBER             CONTRACTUAL     EXERCISE         NUMBER       EXERCISE
              EXERCISE PRICES          OF OPTIONS              LIFE           PRICE        OF OPTIONS       PRICE
              ---------------          ----------              ----           -----        ----------       -----
                    $.88                  353,500              2.6             $.88          163,250           $.88
                   $1.59                   75,000              2.6            $1.59           75,000          $1.59

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

                                        2 0 0 3          2 0 0 2       2 0 0 1
                                        -------          -------       -------

Expected Option Term (Years)                  --            --        5 years
Risk-Free Interest Rate (%)                   --            --           6.0%
Expected Volatility (%)                       --            --            64%
Dividend Yield (%)                            --            --             0%
Weighted Average Fair Value
  of Options Granted                   $      --     $      --       $    .52

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

                                                                     2 0 0 3          2 0 0 2            2 0 0 1
                                                                     -------          -------            -------

Net [Loss] Income:
   As Reported                                                $     (1,212,629)   $       670,497   $        563,012
   Compensation Expense for Stock Options                                   --                 --           (189,267)
                                                              ----------------    ---------------   ----------------

   Pro Forma Net [Loss] Income                                $     (1,212,629)   $       670,497   $        373,745
                                                              ================    ===============   ================

Basic [Loss] Earnings Per Share as Reported                    $         (.25)    $           .14   $            .12
Pro Forma Basic [Loss] Earnings Per Share                      $         (.25)    $           .14   $            .08
Diluted [Loss] Earnings Per Share as Reported                  $         (.25)    $           .14   $            .12
Pro Forma Diluted [Loss] Earnings Per Share                    $         (.25)    $           .14   $            .08

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #11
================================================================================

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

[13] SIGNIFICANT CUSTOMERS

There were three significant customers who on an individual basis accounted for more than 10% of total revenues during fiscal 2003, 2002 and 2001 as follows:

                                     YEARS ENDED
                                      JUNE 30,
                ------------------------------------------------------
CUSTOMER               2 0 0 3            2 0 0 2            2 0 0 1
--------               -------            -------            -------

   A            $              --   $            --    $    23,000,000
   B                    7,500,000         6,500,000                 --
   C                           --        16,000,000                 --
                -----------------   ---------------    ---------------

                $       7,500,000   $    22,500,000    $    23,000,000
                =================   ===============    ===============

There were five significant customers who on an individual basis accounted for more than 10% of accounts receivable at June 30, 2003 and 2002 as follows:

                             JUNE 30,
                -----------------------------------
CUSTOMER             2 0 0 3            2 0 0 2
--------             -------            -------

   A            $              --   $       600,000
   B                    1,415,000         1,350,000
   C                      515,000           900,000
   D                           --           750,000
   E                      545,000                --
                -----------------   ---------------

                $       2,475,000   $     3,600,000
                =================   ===============

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #12
================================================================================

[14] BUYING AGREEMENT

During the year ended June 30, 2003, the Company purchased approximately $6,250,000 of hardware from one vendor at discounted prices under a buying agreement. Should the buying agreement be terminated, the Company may not be able to obtain purchases from another supplier at comparable terms.

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

In December 2002, FASB Statement No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" was issued as an amendment of FASB Statement No. 123. Provisions of Statement No. 148 provide for alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. Statement No. 148 is effective for entities with a fiscal year ending after December 15, 2002. Certain disclosure requirement under Statement No. 148 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149. "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities un FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging
Activities.: SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and ford hedging relationships designated after June 30, 2003.

The Company expects that the adoption of these standards will not have a significant impact on its financial statements.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #13
================================================================================

[16] NEW AUTHORITATIVE PRONOUNCEMENTS [CONTINUED]

In May 2003, the Financial Accounting Standards Board (FASB) has issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement improves the accounting for certain financial instruments that under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position.

Statement 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. Most of the guidance in Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

[17] SELECTED QUARTERLY FINANCIAL DATA [UNAUDITED]

                                                      THREE MONTHS ENDED
                               -------------------------------------------------------------------
                                 SEPTEMBER 30,    DECEMBER 31,       MARCH 31,          JUNE 30,         FISCAL YEAR
                                    2 0 0 2          2 0 0 2          2 0 0 3            2 0 0 3           2 0 0 3
                                    -------          -------          -------            -------           -------
Net Revenues                   $    9,848,432   $     7,617,621  $     7,596,887   $     7,736,080   $     32,799,020
Gross Profit                   $    1,794,509   $     1,409,232  $     1,261,068   $     1,041,083   $      5,505,892
Net Income [Loss]              $       37,909   $      (190,898) $      (450,029)  $      (609,611)  $     (1,212,629)
Net Income [Loss] Per
   Common Share:
   Basic and Diluted           $          .01   $         (.04)  $         (.09)   $         (.13)   $          (.25)

                                                      THREE MONTHS ENDED
                               -------------------------------------------------------------------
                                 SEPTEMBER 30,    DECEMBER 31,       MARCH 31,          JUNE 30,         FISCAL YEAR
                                    2 0 0 1          2 0 0 1          2 0 0 2            2 0 0 2           2 0 0 2
                                    -------          -------          -------            -------           -------
Net Revenues                   $   17,076,390   $    14,438,077  $     9,607,548   $     9,770,080   $     50,892,095
Gross Profit                   $    1,972,427   $     2,084,809  $     2,012,241   $     1,901,672   $      7,971,837
Net Income                     $      225,960   $       176,023  $       132,625   $       134,969   $        670,497
Net Income Per
   Common Share
   Basic and Diluted           $          .05   $           .04  $           .03   $           .02   $            .14

                                 EXHIBIT INDEX

      EXHIBITS                                              INCORPORATED BY REFERENCE TO
      3.1(a) Certificate of Incorporation,                  Exhibit 3(A) to Registration as
      amended                                               Statement on Form S-1 (File No.2-42279)

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

      3.1 (c) March 17, 1993 Amendment
      to Certificate of Incorporation

      3.2 (a) Amended By-Laws                               Exhibit 3 to Annual Report on Form
                                                            10-K for year ended June 30, 1987

      3.2 (b) Article VII, Section 7 of the                 Exhibit to Current Report on
      By-Laws, as amended                                   Form 8-K for January 25, 1990

      4.1 Specimen Common Stock                             Exhibit 4(A) to Registration Statement
      Certificate                                           on Form S-1 (File No. 2-42279)

      10.1  March 1, 1991 lease agreement                   Exhibit 10.1 to Annual Report on
      between W. Realty and the                             Form 10-K for year ended June 30,
      Corporation for premises at 45 Columbia               1991
      Road, Somerville (Branchburg), New Jersey

      10.2  February 1, 1996 amendment to                   Exhibit 10.2 to Annual Report on
      Lease Agreement between W. Realty and                 Form 10-K for year ended June 30,
      the Corporation for premises at                       1996
      45 Columbia Road, Somerville, New Jersey

      10.3 Employment Agreements expiring                   Exhibit 10.3 to Annual Report on
      on June 30, 2005 with Steven J. Wilk                  Form 10-K for year ended June 30,
      and Jay A. Smolyn                                     2001

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

      31.1 Certification pursuant to Section 302            Attached herewith

      31.2 Certification pursuant to Section 302            Attached herewith

      32 Certifications pursuant to Section 906             Furnished herewith