Form 10-Q
period 2003-09-30
TRANSNET CORP
filed 2003-11-14
CIK 99313

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2003
                               ------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________________to _________________

For Quarter Ended SEPTEMBER 30, 2003

                              TRANSNET CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                              22-1892295
-------------------------------           --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

45 COLUMBIA ROAD, SOMERVILLE, NEW JERSEY              08876-3576
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code:  908-253-0500
                                                     ------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X        No
          ---          ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes        No X
                                                ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 7, 2003: 4,774,804.

                              TRANSNET CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                        PAGE NO.

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Consolidated Balance Sheets
                  September 30, 2003 and June 30, 2003                     1


         Consolidated Statements of Operations
                  Three Months Ended September 30, 2003 and 2002           2


         Consolidated Statements of Cash Flows
                  Three Months Ended September 30, 2003 and 2002           3


         Notes to Consolidated Financial Statements                        4


     Item 2.  Management's Discussion and Analysis                         6

     Item 4.  Controls and Procedures                                      9


PART II.  OTHER INFORMATION
-------   -----------------

    Item 6.  Exhibits and Reports on Form 8-K                            10

    Signatures                                                           10


                                       i.

================================================================================

                       TRANSNET CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                September 30,       June 30,
                                                                   2 0 0 3          2 0 0 3
                                                                   -------          -------
                                                                 (unaudited)
ASSETS:
CURRENT ASSETS
   Cash and Cash Equivalents                                   $   5,825,421     $   6,935,623
   Accounts Receivable - Net                                       6,192,198         5,669,313
   Inventories                                                       843,339           392,774
   Other Current Assets                                              117,851            16,572
   Deferred Tax Asset                                                256,301           256,301
                                                               -------------     -------------

   TOTAL CURRENT ASSETS                                        $  13,235,110     $  13,270,583

PROPERTY AND EQUIPMENT - NET                                         418,721           444,969


OTHER ASSETS                                                         248,929           247,753
                                                               -------------     -------------

   TOTAL ASSETS                                                $  13,902,760     $  13,963,305
                                                               =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts Payable                                            $     494,202     $     382,813
   Accrued Expenses                                                  181,210           184,744
   Income Taxes Payable                                               16,414            19,426
   Floor Plan Payable                                                350,448           549,826
                                                               -------------     -------------

   TOTAL CURRENT LIABILITIES                                   $   1,042,274         1,136,809
                                                               -------------     -------------

DEFERRED TAX LIABILITY                                                91,631            91,631

COMMITMENTS AND CONTINGENCIES                                             --                --

STOCKHOLDERS' EQUITY:
   Capital Stock - Common, $.01 Par Value, Authorized
   15,000,000 Shares; Issued 7,469,524 Shares
     [of which 2,694,720 are in Treasury]                             74,695            74,695

   Paid-in Capital                                                10,686,745        10,686,745

   Retained Earnings                                               9,315,615         9,281,625
                                                               -------------     -------------

   Totals                                                         20,077,055        20,043,065
   Less:  Treasury Stock - At Cost                                (7,308,200)       (7,308,200)
                                                               -------------     -------------

   TOTAL STOCKHOLDERS' EQUITY                                     12,768,855        12,734,865
                                                               -------------     -------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  13,902,760     $  13,963,305
                                                               =============     =============

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                                        2003                 2002
                                                                        ----                 ----
REVENUE
-------
Equipment                                                         $    5,339,535        $    5,617,049
Services                                                               4,294,696             4,231,383
                                                                  --------------        --------------

Total Revenue:                                                         9,634,231             9,848,432
                                                                  --------------        --------------


COST OF REVENUE
---------------
Equipment                                                              4,752,503             5,106,577
Services                                                               3,293,522             2,947,346
                                                                  --------------        --------------

Total Cost of Revenue                                                  8,046,025             8,053,923
                                                                  --------------        --------------

Gross Profit                                                           1,588,206             1,794,509
                                                                  --------------        --------------

Selling, General and Administrative Expenses                           1,577,909             1,745,381


Operating Income                                                          10,297                49,128
                                                                  --------------        --------------

Other Income
     Interest Income                                                      23,693                13,705
                                                                  --------------        --------------

Total Other Income - Net                                                  23,693                13,705
                                                                  --------------        --------------

Income Before Tax Expense                                                 33,990                62,833

Provision for Income Tax                                                      --                24,924
                                                                  --------------        --------------

Net Income                                                        $       33,990        $       37,909
                                                                  ==============        ==============

Basic Net Income Per Common Share                                 $         0.01        $         0.01
                                                                  ==============        ==============

Diluted Net Income Per Common Share                               $         0.01        $         0.01
                                                                  ==============        ==============

Weighted Average Common shares Outstanding-Basic                       4,774,804             4,774,804
                                                                  ==============        ==============
Weighted Average Common shares Outstanding-Diluted                     4,899,569             4,849,813
                                                                  ==============        ==============

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED SEPTEMBER 30,

                                                                              2003                  2002
                                                                              ----                  ----
OPERATING ACTIVITIES:
       Net Income                                                      $        33,990        $         37,909
                                                                       ---------------        ----------------
       Adjustments to Reconcile Net Income to Net Cash:
       Depreciation and Amortization                                            40,047                  50,871
       Provision for Doubtful Accounts                                          15,000                  (7,000)

Changes in Assets and Liabilities
       (Increase) Decrease in:
       Accounts Receivable                                                    (537,885)                651,823
       Inventory                                                              (450,565)               (816,896)
       Other Current Assets                                                   (101,279)                (41,550)
       Other Assets                                                             (1,176)                     --

Increase (Decrease) in:
       Accounts Payable and Accrued
         Expenses                                                              107,855                (135,511)
       Other Current Liabilities                                                (3,012)               (179,505)
                                                                       ---------------        ----------------

       Total Adjustments                                                      (931,015)               (477,768)
                                                                       ---------------        ----------------

NET CASH-OPERATING ACTIVITIES                                                 (897,025)               (439,859)
                                                                       ---------------        ----------------
Investing Activities:
       Capital Expenditures                                                    (13,799)                (10,833)
                                                                       ---------------        ----------------
Net Cash-Investing Activities                                                  (13,799)                (10,833)

Financing Activities:
Floor Plan Payable-Net                                                        (199,378)               (525,767)
                                                                       ---------------        ----------------

Net Cash-Financing Activities                                                 (199,378)               (525,767)
                                                                       ---------------        ----------------

Net (Decrease) In Cash and Cash Equivalents                            $    (1,110,202)       $       (976,459)

Cash and Cash Equivalents-Beginning of periods                         $     6,935,623        $      7,035,649
                                                                       ---------------        ----------------

Cash and Cash Equivalents-End of periods                               $     5,825,421        $      6,059,190
                                                                       ---------------        ----------------

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest                                                               $            --        $             --
Income Taxes                                                           $            --        $        204,427




See Notes to Consolidated Financial Statements

                       TRANSNET CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          (Information as of September 30, 2003 and 2002 is unaudited)

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

     (d) Earnings Per Share: Earnings per common share - basic are based on 4,774,804 weighted shares outstanding for the periods ended September 30, 2003 and 2002. Earnings per common share - diluted are based on 4, 899,569 weighted shares outstanding for the period ended September 30, 2003 and on 4,849,813 weighted shares outstanding for the period ended September 30, 2002.

     (e) In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting only of normal recurring adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented.

     (f) These statements should be read in conjunction with the summary of significant accounting policies and notes contained in the Corporation's annual report on Form 10-K for the year ended June 30, 2003.

     (g) The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

     (h) As of July 1, 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No 142, "Goodwill and Other Intangible Assets". In accordance with the provisions of SFAS No. 142, the Company has discontinued the periodic amortization of goodwill, but is now required to annually review the goodwill for potential impairment. No goodwill amortization was recorded for each of the periods presented.

     (i) At September 30, 2003, the Company had one stock-based employee compensation plans. The Company accounts for the plan under the measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost will be reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. No pro-forma net income or earnings per share disclosures have been presented in accordance with SFAS No. 148 since no options had been issued under the plan for each period presented.

(2.) INCOME TAXES

     The Corporation has a deferred tax asset of $256,301 and a deferred tax liability of $91,631 based upon temporary timing differences including inventory capitalization, allowance for doubtful accounts, and depreciation.

(3.) RECLASSIFICATION

     Certain items from the prior year's financial statements have been reclassified to conform to the current year's presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues and earnings remained at virtually the same levels in the quarters ended September 30 for both fiscal 2004 and fiscal 2003. Revenues for the quarter ended September 30, 2003 were $9,634,231 as compared with $9,848,432 for the quarter ended September 30, 2002. For the quarter ended September 30, 2003 the Corporation reported net income of $33,990 as compared with net income of $37,909 for the corresponding period in 2002.

The earnings for the quarter ended September 30, 2003 were virtually the same as compared to the same period in the prior year, with the slight variation attributable to the corresponding variation in revenues. Earnings in the quarter ended September 30, 2003 mark a return to profitability for the Corporation. Although requests for quotations have increased in the past few months and management is cautiously optimistic, management cannot give assurances that the quotations will produce orders in all cases. Management concentrates it efforts on technical service and support, and on sales of network and system integration products which yield higher profit margins, and continues its adherence to and implementation of cost control measures. Service and training related revenues are significant in their contributions to earnings because these operations yield a higher profit margin than equipment sales. For the quarter ended September 30, 2003, the revenues from the provision of service, support, outsourcing and network integration is largely the result of the Corporation renewing and/or entering into service contracts with a number of large corporate customers. Many of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

Management consistently works to obtain the best discounts available to it on hardware purchases from its distributors. Management continues its concentration on sales of sophisticated network and system integration products which yield higher profit margins, and continues adherence to and implementation of cost control measures. During the quarter ended September 30, 2003, the Corporation continued its "agency" hardware business, through which the Corporation partners with various hardware manufacturers. Under these arrangements, the Corporation provides the manufacturers with hardware orders, which they ship and invoice directly to the clients, while paying a fee to the Corporation which is approximately the same or greater than the profit the Corporation would have realized if it shipped and billed the equipment itself. Although this reduces the dollar amount of revenues, it reduces costs and increases profits.

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

Selling, general and administrative expenses decreased to 16% of revenues due to decreased personnel costs, as compared to approximately 18% of revenue for the September 2002 quarter. Management continues its efforts to control and reduce administrative and personnel related costs.

Interest income increased in the 2003 quarter as compared to 2002 primarily due to a larger amount of cash invested.

LIQUIDITY AND CAPITAL RESOURCES

There are no material commitments of the Corporation's capital resources.

The Corporation currently finances a portion of its accounts receivable and finances purchases of portions of its inventory through floor-planning arrangements under which such inventory secures the amount outstanding. Floor planning payables decreased in the 2003 period compared to the same period in 2002 as the result of purchases conducted through other channels. Inventory increased in the quarter ended September 30, 2003 as compared to the corresponding period in 2002 as a result of purchase orders received at the end of the quarter.

Accounts receivable increased for the quarter ended September 30, 2003 as compared to the same period in 2002 as a result of increased sales at the end of the quarter. Accounts payable increased in the first quarter of fiscal 2004 as compared to the same quarter in fiscal 2003 as a direct result of the increase in inventory at the end of the quarter. Cash levels remained relatively constant in the three months ended September 30, 2003 as compared to the corresponding period in 2002.

For the fiscal quarter ended September 30, 2003, as in the fiscal quarter ended September 30, 2002, the internal resources of the Corporation were sufficient to enable the Corporation to meet its obligations.

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

ITEM 4.  CONTROL AND PROCEDURES

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

                                    PART II.
                                OTHER INFORMATION


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS
------------
     31.1 - Certification of Chief Executive Officer
     31.2 - Certification of Chief Financial Officer
     32 - Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer and Chief Financial Officer

B.  REPORTS ON FORM 8-K -
-------------------------
     On August 29, 2003, the Corporation filed a Report on Form 8-K, Item 9






                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TRANSNET CORPORATION
                                     (Registrant)

                                     /s/ STEVEN J. WILK
                                    -------------------------------------
                                     Steven J. Wilk, President and
                                     Chief Executive Officer

                                     /s/ JOHN J. WILK
                                     -------------------------------------
                                     John J. Wilk,
                                     Principal Financial and Accounting Officer
                                     and Chairman of the Board of Directors


DATE:  November 14, 2003