Form 10-Q
period 2003-12-31
TRANSNET CORP
filed 2004-02-17
CIK 99313

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2003
                               -----------------

                                       OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to _________________

For Quarter Ended DECEMBER 31, 2003


                              TRANSNET CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                                 22-1892295
--------------------------------                                 ----------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

45 COLUMBIA ROAD, SOMERVILLE, NEW JERSEY                        08876-3576
----------------------------------------                   --------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code:            908-253-0500
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

      Yes     X            No ______
         ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 11, 2004: 4,774,804.

                              TRANSNET CORPORATION
                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                       PAGE NO.
                                                                       --------

PART I.  FINANCIAL INFORMATION

         Consolidated Balance Sheets
                  December 31, 2003 and June 30, 2003                     1


         Consolidated Statements of Operations
                  Three Months Ended December 31, 2003 and 2002           2
                  Six Months Ended December 31, 2003 and 2002             3


         Consolidated Statements of Cash Flows
                  Six Months Ended December 31, 2003 and 2002             4


         Notes to Consolidated Financial Statements                       5


         Management's Discussion and Analysis                             8

         Controls and Procedures                                          9


PART II.  OTHER INFORMATION
-------   -----------------

     Item 6.  Exhibits and Reports on Form 8-K                           10
     Signatures                                                          10




                                       i.

                       TRANSNET CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                   December 31,      June 30,
                                                      2003             2003
                                                   ------------    ------------
                                                    (Unaudited)

ASSETS:
CURRENT ASSETS
   Cash and Cash Equivalents                       $  7,138,408    $  6,935,623
   Accounts Receivable - Net                          4,808,798       5,669,313
   Inventories                                          519,360         392,774
   Other Current Assets                                  72,275          16,572
   Deferred Tax Asset                                   256,301         256,301
                                                   ------------    ------------

   TOTAL CURRENT ASSETS                            $ 12,795,142    $ 13,270,583

PROPERTY AND EQUIPMENT - NET                            425,847         444,969

OTHER ASSETS                                            245,866         247,753
                                                   ------------    ------------

   TOTAL ASSETS                                    $ 13,466,855    $ 13,963,305
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts Payable                                $    358,373    $    382,813
   Accrued Expenses                                       2,494         184,744
   Income Taxes Payable                                  10,499          19,426
   Floor Plan Payable                                   234,660         549,826
                                                   ------------    ------------

   TOTAL CURRENT LIABILITIES                       $    606,026       1,136,809
                                                   ------------    ------------

DEFERRED TAX LIABILITY                                   91,631          91,631


STOCKHOLDERS' EQUITY:
   Capital Stock - Common, $.01 Par Value,
   Authorized 15,000,000 Shares; Issued
     7,469,524 Shares[of which
     2,694,720 are in Treasury]
                                                         74,695          74,695

   Paid-in Capital                                   10,686,745      10,686,745

   Retained Earnings                                  9,315,958       9,281,625
                                                   ------------    ------------

   Totals                                            20,077,398      20,043,065
   Less:  Treasury Stock - At Cost                   (7,308,200)     (7,308,200)
                                                   ------------    ------------

   TOTAL STOCKHOLDERS' EQUITY                        12,769,198      12,734,865
                                                   ------------    ------------

   TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                            $ 13,466,855    $ 13,963,305
                                                   ============    ============

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED DECEMBER 31,
                                                 -------------------------------
                                                          2003             2002
                                                 -------------    -------------
REVENUE
     Equipment                                   $   3,492,342    $   3,383,589
     Service                                         3,894,349        4,234,032
                                                 -------------    -------------

TOTAL REVENUE                                        7,386,691        7,617,621
                                                 -------------    -------------

COST OF REVENUE
     Equipment                                       3,176,402        2,983,010
     Service                                         2,895,565        3,225,379
                                                 -------------    -------------

TOTAL COST OF REVENUE                                6,071,967        6,208,389
                                                 -------------    -------------

GROSS PROFIT                                         1,314,724        1,409,232
                                                 -------------    -------------

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                              1,327,019        1,636,623
                                                 -------------    -------------
OPERATING (LOSS)                                       (12,295)        (227,391)
                                                 -------------    -------------

OTHER INCOME
     Interest Income                                    12,638           11,569


TOTAL OTHER INCOME                                      12,638           11,569
                                                 -------------    -------------

INCOME BEFORE TAX EXPENSE                                  343         (215,822)

INCOME TAX (BENEFIT) EXPENSE                                --          (24,924)
                                                 -------------    -------------

NET INCOME (LOSS)                                $         343    $    (190,898)
                                                 =============    =============

BASIC NET INCOME PER COMMON SHARE                $          --    $        (.04)
                                                 =============    =============

DILUTED NET INCOME PER COMMON SHARE              $          --    $        (.04)
                                                 =============    =============

Weighted Average Common
Shares Outstanding - Basic                           4,774,804        4,774,804
                                                 =============    =============
Weighted Average Common
Shares Outstanding - Diluted                         4,923,646        4,839,084
                                                 =============    =============

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   SIX MONTHS ENDED DECEMBER 31,
                                                   ----------------------------
                                                       2003            2002
                                                   ------------    ------------
REVENUE
     Equipment                                     $  8,831,877    $  9,000,638
     Service                                          8,189,045       8,465,415
                                                   ------------    ------------

TOTAL REVENUE                                        17,020,922      17,466,053
                                                   ------------    ------------

COST OF REVENUE
     Equipment                                        7,928,905       8,089,588
     Service                                          6,189,087       6,172,724
                                                   ------------    ------------

TOTAL COST OF REVENUE                                14,117,992      14,262,312
                                                   ------------    ------------

     GROSS PROFIT                                     2,902,930       3,203,741
                                                   ------------    ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          2,904,928       3,382,004
                                                   ------------    ------------

OPERATING (LOSS)                                         (1,998)       (178,263)
                                                   ------------    ------------

OTHER INCOME
     Interest Income                                     36,331          25,274


TOTAL OTHER INCOME                                       36,331          25,274
                                                   ------------    ------------

INCOME BEFORE TAX EXPENSE                                34,333        (152,989)

INCOME TAX (BENEFIT) EXPENSE                                 --              --
                                                   ------------    ------------

NET INCOME (LOSS)                                  $     34,333    $   (152,989)
                                                   ============    ============

BASIC NET INCOME PER COMMON SHARE                  $        .01    $       (.03)
                                                   ============    ============

DILUTED NET INCOME PER COMMON SHARE                $        .01    $       (.03)
                                                   ============    ============

Weighted Average Common Shares
Outstanding - Basic                                   4,774,804       4,774,804
                                                   ============    ============

Weighted Average Common Shares
Outstanding - Diluted                                 4,912,276       4,884,547
                                                   ============    ============

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                   SIX MONTHS ENDED DECEMBER 31,
                                                   -----------------------------
                                                       2003            2002
                                                   ------------    ------------

OPERATING ACTIVITIES:
       Net Income                                  $     34,333    $   (152,989)
                                                   ------------    ------------
       Adjustments to Reconcile Net Income
            to Net Cash:
       Depreciation and Amortization               $     78,135    $    102,100
       Provision for Doubtful Accounts                  (10,000)         (7,000)


Changes in Assets and Liabilities:
       (Increase) Decrease in:
       Accounts Receivable                              870,515       2,064,577
       Inventory                                       (126,586)       (208,237)
       Other Current Assets                             (55,703)        (14,840)
       Other Assets                                       1,887            (980)

Increase (Decrease) in:
       Accounts Payable and Accrued Expenses           (206,690)       (740,874)
       Other Current Liabilities                             --        (204,428)
       Income Tax Payable                                (8,927)             --
                                                   ------------    ------------

Total Adjustments                                  $    542,631    $    990,318
                                                   ------------    ------------

NET CASH - OPERATING ACTIVITIES - FORWARD          $    576,964    $    837,329
                                                   ------------    ------------

INVESTING ACTIVITIES:
       Capital Expenditures                        $    (59,013)   $    (32,174)
                                                   ------------    ------------

NET CASH - INVESTING ACTIVITIES                    $    (59,013)   $    (32,174)
                                                   ------------    ------------

FINANCING ACTIVITIES -
       Floor Plan Payable- Net                     $   (315,166)   $   (638,867)

NET CASH - FINANCING ACTIVITIES                    $   (315,166)   $   (638,867)
                                                   ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS          $    202,785    $    166,288

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS  $  6,935,623    $  7,035,649
                                                   ============    ============

CASH AND CASH EQUIVALENTS AT END OF PERIODS        $  7,138,408    $  7,201,936
                                                   ============    ============



See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Information as of December 31, 2003 and 2002 is unaudited)

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

       (d) Earnings Per Share: Earnings per common share - basic are based on 4,774,804 weighted shares outstanding for the six-month period ended December 31, 2003 and on 4,774,804 weighted shares outstanding for the six-month period ended December 31, 2002. Earnings per common share - diluted are based on 4,912,276 weighted shares outstanding for the six-month period ended December 31, 2003 and on 4,884,547 weighted shares outstanding for the six-month period ended December 31, 2002.

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

(4)    RELATED PARTY TRANSACTION
       On December 8, 2003, East Coast Property Management, LLC, ("East Coast") a limited liability corporation comprised of Steven J. Wilk and Jay A. Smolyn, both officers and directors of the Corporation, purchased the property occupied by the Corporation and assumed the Lease held by the former owner, under the same terms and conditions agreed by the Corporation and the former owner, an unaffiliated third party. For the relevant portion of the month of December 2003, East Coast received $9,355 in rental payments from the Corporation.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues for the three months ended December 31, 2003 were $7,386,691 as compared with $7,617,621 for the quarter ended December 31, 2002. For the quarter ended December 31, 2002 the Corporation reported earnings of $343 as compared with a net loss of $190,898 for the similar period in the prior fiscal year. For the six months ended December 31, 2003 revenues were $17,020,922, as compared to $17,466,053 reported for the similar period in the prior fiscal year, with net income of $34,333 for the six-month period ended December 31, 2003, compared with a net loss of $152,989 for the same period in the prior fiscal year. Despite a sluggish IT environment, the Corporation was able to maintain revenue levels in fiscal 2004 as compared to fiscal 2003.

The net income for the quarter and six-month period ended December 31, 2003 is attributable to the management's focus on reducing selling and general administrative expenses, particularly personnel related expenses. During the referenced periods, the Corporation's clients were conservative in their IT budgetary spending. During the December 2003 quarter, service revenues were negatively impacted by budgetary restraints implemented by a major customer, and project delays. As a result, management refocused its attention on utilization rates of its service technicians and selling and administrative expenses to reduce expenses. Because project delays are client-based, management cannot determine in which quarters services will be provided, nor can management give assurances that delays will not be longer than expected or that orders will be given. Indications of interest, however, have been received by customers with respect to IP telephony and security technology, areas which management has targeted as growth areas for the Corporation. Management concentrates it efforts on technical service and support, and on sales of network and system integration products that yield higher profit margins, and continues its adherence to and implementation of cost control measures. Service and training related revenues are significant in their contributions to earnings because these operations yield a higher profit margin than equipment sales. For the six-month periods ended December 31, 2003 and 2002, respectively, revenues from the provision of service, support, outsourcing and network integration were largely the result of the Corporation renewing and/or entering into service contracts with a number of large corporate clients. Most of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

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

To meet these competitive challenges and to maximize the Corporation's profit margin, management has modified its marketing strategy during these years and has enforced expense controls. Management also utilizes new trends such as manufacturers' direct shipment and billing of the customers in exchange for payment to the Corporation of an "agency fee" as a means to reduce equipment related costs while increasing profits. Management believes that this approach, although it may impact revenues, insulates the corporation from challenges that may accompany sudden price decreases, hardware obsolescence and delays collection of receivables.

Management's current marketing strategy is designed to emphasize provision of technical services and sales of lower revenue/higher profit margin products related to service and support operations. In this regard, management continues its concentration on sales of network and system integration products that yield higher profit margins. Management's efforts include targeting commercial, educational and governmental customers who provide marketplaces for a wide range of products and services at one time, a cost-effective approach to sales. These customers often do not have their own technical staffs and outsource their computer service requirements to companies such as TransNet. Although there is uncertainty as to the economic future, management is cautiously optimistic, particularly with respect to education sales. Management believes it maximizes profits through concentration on sales of value-added applications; promotion of the Corporation's service and support operations; and strict adherence to cost cutting controls. In light of the above, management emphasizes and continues the aggressive pursuit of an increased volume of sales of technical service and support programs, and promotion of its training services. In the near term, the Corporation believes that product sales will continue to generate a significant percentage of the Company's revenues. In addition, the Corporation's buying agreement with Ingram Micro, Inc. enhances the Corporation's competitive edge through product discounts unavailable through other sources.

With respect to selling, general and administrative expenses, expenses decreased as a result of management's cost control measures, which include reduced personnel costs, to approximately 18% of revenue for the quarter and 17% for the six month period ended December 31, 2003. Selling, general and administrative expenses were approximately 19% of revenues for the same time periods in fiscal 2003. Management continues its efforts to control and reduce administrative and personal related costs.

LIQUIDITY AND CAPITAL RESOURCES

There are no material commitments of the Corporation's capital resources.

The Corporation currently finances a portion of its accounts receivable and finances purchases of portions of its inventory through floor-planning arrangements under which such inventory secures the amount outstanding. The amount due under this financing decreased for the quarter and six months ended December 31, 2003 due to the purchase of equipment from sources outside the floor planning. Inventory increased in the quarter and six-month periods due to orders received at the end of the periods ended December 31, 2003 as compared to the corresponding periods in the prior fiscal year.

Accounts receivable and payable decreased for the quarter and six months ended December31, 2003 as compared to the same periods in 2002 as a direct result of the decrease in revenues and, with respect to payables, due to payments made during the quarter. Cash levels increased in the three and six-months ended December 31, 2003 as compared to the corresponding periods in 2003 as a result of decreased financing for equipment. Interest income increased in the 2003 quarter and six month period due to larger amounts invested, as compared to the same periods in 2002.

For the fiscal quarter and six months ended December 31, 2003, as in the similar periods in the prior year, the internal resources of the Corporation were sufficient to enable the Corporation to meet its obligations.

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

                                    PART II.

                                OTHER INFORMATION


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         A. Exhibits -
             31.1 Certification required by Section 302
             31.2 Certification required by Section 302
             32  Certification required by Section 906

         B. Reports on Form 8-K -
              On November 12, 2003, TransNet Corporation filed a Form 8-K under
Item 9.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          TRANSNET CORPORATION
                                                          (Registrant)



                                      /S/ STEVEN J. WILK
                                      --------------------------------------
                                      Steven J. Wilk, President
                                      Chief Executive Officer


                                      /S/ JOHN J. WILK
                                      ---------------------------------------
                                      John J. Wilk,
                                      Principal Financial and Accounting Officer
                                      and Chairman of the Board of Directors




DATE:  February 13, 2004