Form 10-Q
period 2004-03-31
TRANSNET CORP
filed 2004-05-17
CIK 99313

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
                               --------------

                                       OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________________to _________________

For Quarter Ended March 31, 2004
                  --------------

                              TRANSNET CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                               22-1892295
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

45 Columbia Road, Somerville, New Jersey               08876-3576
----------------------------------------               ----------
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

      Yes   X              No
          -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock ($.01 par value), as of May 12, 2004: 4,800,804

                              TRANSNET CORPORATION
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Consolidated Balance Sheets
                  March 31, 2004 (unaudited) and June 30, 2003             1

         Consolidated Statements of Operations (unaudited)
                  Three Months Ended March 31, 2004 and 2003               2
                  Nine Months Ended March 31, 2004 and 2003                3


         Consolidated Statements of Cash Flows for the
                  Nine Months Ended March 31, 2004 and 2003                4
                  (unaudited)

         Notes to Consolidated Financial Statements                        5


Item 2.  Management's Discussion and Analysis                              6

Item 4.  Controls and Procedures                                          10


PART II.  OTHER INFORMATION
--------  -----------------

Item 6.  Exhibits and Reports on Form 8-K                                 11

SIGNATURES                                                                11


                                       i.

                   ITEM 1. TRANSNET CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                         March 31,          June 30,
                                                                                           2 0 0 4           2 0 0 3
                                                                                           -------           -------
                                                                                        (Unaudited)

ASSETS:
CURRENT ASSETS
   Cash and Cash Equivalents                                                          $     6,437,844     $     6,935,623
   Accounts Receivable - Net                                                                5,209,270           5,669,313
   Inventories                                                                                699,061             392,774
   Other Current Assets                                                                        18,203              16,572
   Deferred Tax Asset                                                                         256,301             256,301
                                                                                      ---------------     ---------------

   TOTAL CURRENT ASSETS                                                               $    12,620,679     $    13,270,583

PROPERTY AND EQUIPMENT - NET                                                                  465,631             444,969

OTHER ASSETS                                                                                  234,719             247,753
                                                                                      ---------------     ---------------

   TOTAL ASSETS                                                                       $    13,321,029     $    13,963,305
                                                                                      ===============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts Payable                                                                   $       323,755     $       382,813
   Accrued Expenses                                                                           127,347             184,744
   Income Taxes Payable                                                                         9,827              19,426
   Floor Plan Payable                                                                         444,101             549,826
                                                                                      ---------------     ---------------

   TOTAL CURRENT LIABILITIES                                                          $       905,030           1,136,809
                                                                                      ---------------     ---------------

DEFERRED TAX LIABILITY                                                                         91,631              91,631

COMMITMENTS AND CONTINGENCIES                                                                      --                  --

STOCKHOLDERS' EQUITY:
   Capital Stock - Common, $.01 Par Value, Authorized
   15,000,000 Shares; Issued 7,469,524 Shares
     [of which 2,694,720 are in Treasury ]                                                     74,695              74,695

   Paid-in Capital                                                                         10,686,745          10,686,745

   Retained Earnings                                                                        8,871,128           9,281,625
                                                                                      ---------------     ---------------

   Totals                                                                                  19,632,568          20,043,065
   Less:  Treasury Stock - At Cost                                                         (7,308,200)         (7,308,200)
                                                                                      ----------------    ---------------

   TOTAL STOCKHOLDERS' EQUITY                                                              12,324,368          12,734,865
                                                                                      ---------------     ---------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $    13,321,029     $    13,963,305
                                                                                      ===============     ===============

See Notes to Consolidated Financial Statements.

                      TRANSNET CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                 ----------------------------
                                                                              2 0 0 4                  2 0 0 3
                                                                              -------                  -------
REVENUE:
     Equipment Sales                                                   $           3,283,777     $          3,160,515
     Service                                                                       3,572,076                4,436,372
                                                                       ---------------------     --------------------

TOTAL REVENUE                                                                      6,855,853                7,596,887
                                                                       ---------------------     --------------------

COST OF REVENUE:
     Equipment Sales                                                               3,004,255                2,933,333
     Service                                                                       2,811,185                3,402,486
                                                                       ---------------------     --------------------

TOTAL COST OF REVENUE                                                              5,815,440                6,335,819
                                                                       ---------------------     --------------------

     GROSS PROFIT                                                                  1,040,413                1,261,068

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                       1,498,247                1,723,318

OPERATING (LOSS)                                                                    (457,834)                (462,250)
                                                                       ---------------------     --------------------

OTHER INCOME:
     Interest Income                                                                  13,004                   12,221

(LOSS)  BEFORE PROVISION
     For Income Taxes                                                               (444,830)                (450,029)

PROVISION FOR INCOME TAXES                                                                --                       --
                                                                       ---------------------     --------------------

NET (LOSS)                                                             $            (444,830)     $          (450,029)
                                                                       =====================     ====================

BASIC NET (LOSS) PER COMMON SHARE                                      $               (0.09)     $             (0.09)
                                                                       =====================     ====================

DILUTED NET (LOSS) PER COMMON SHARE                                    $               (0.09)     $             (0.09)
                                                                       =====================     ====================

Weighted Average Common Shares Outstanding - Basic                                 4,774,804                4,774,804
                                                                       =====================     ====================

Weighted Average Common Shares Outstanding - Diluted                               4,948,671                4,841,841
                                                                       =====================     ====================

See Notes to Consolidated Financial Statements.

                      TRANSNET CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED MARCH 31,
                                                                             ---------------------------
                                                                             2 0 0 4                  2 0 0 3
                                                                             -------                  -------
REVENUE:
     Equipment Sales                                              $          12,115,654       $       12,161,153
     Service                                                                 11,761,121               12,901,787
                                                                  ---------------------       ------------------

TOTAL REVENUE                                                                23,876,775               25,062,940
                                                                  ---------------------       ------------------

COST OF REVENUE:
     Equipment Sales                                                         10,933,160               11,022,921
     Service                                                                  9,000,272                9,575,210
                                                                  ---------------------       ------------------

TOTAL COST OF REVENUE                                                        19,933,432               20,598,131
                                                                  ---------------------       ------------------

     Gross Profit                                                             3,943,343                4,464,809


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                  4,403,175                5,105,322
                                                                  ---------------------       ------------------


OPERATING (LOSS)                                                               (459,832)                (640,513)
                                                                  ---------------------       ------------------

OTHER INCOME:
     Interest Income                                                             49,335                   37,495

(LOSS) BEFORE PROVISION FOR INCOME TAXES                                       (410,497)                (603,018)

PROVISION FOR INCOME TAXES                                                           --                       --
                                                                  ---------------------       ------------------

NET (LOSS)                                                        $            (410,497)       $        (603,018)
                                                                  =====================       ==================

BASIC NET (LOSS) PER COMMON SHARE                                 $               (0.09)       $           (0.13)
                                                                  =====================       ==================

DILUTED NET (LOSS) PER COMMON SHARE                               $               (0.08)       $           (0.12)
                                                                  =====================       ==================

Weighted Average Common Shares Outstanding - Basic                            4,774,804                4,774,804
                                                                  =====================       ==================

Weighted Average Common Shares Outstanding - Diluted                          4,923,646                4,841,841
                                                                  =====================       ==================

See Notes to Consolidated Financial Statements.

                      TRANSNET CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED MARCH 31,
                                                                                ---------------------------
                                                                            2 0 0 4                2 0 0 3
                                                                            --------               -------
Operating Activities:
       Net (Loss)                                                      $       (410,497)      $        (603,018)
                                                                       ----------------       -----------------
       Adjustments to Reconcile Net Income
         to Net Cash:
       Depreciation and Amortization                                             95,905                 154,578
       Provision For Doubtful Accounts                                               --                  (1,581)

Changes in Assets and Liabilities:
       (Increase)  Decrease in:
       Accounts Receivable                                                      460,043               2,720,025
       Inventory                                                               (306,287)               (452,533)
       Other Current Assets                                                      (1,631)                 26,410
       Other Assets                                                              13,034                  (1,959)

       Increase (Decrease)in:
       Accounts Payable and Accrued Expenses                                   (116,455)               (693,647)
       Other Current Liabilities                                                     --                (237,511)

       Income Taxes Payable                                                      (9,599)                     --


Total Adjustments                                                               135,010               1,513,782
                                                                       ----------------       -----------------

Net Cash - Operating Activities                                                (275,487)                910,764
                                                                       ----------------       -----------------

Investing Activities:
       Capital Expenditures                                                    (116,567)                (36,810)
                                                                       ----------------       -----------------

Net Cash - Investing Activities                                                (116,567)                (36,810)

Financing Activities:
       Floor Plan Payable - Net                                                (105,725)                123,655
                                                                       ----------------       -----------------

Net Cash - Financing Activities                                                (105,725)                123,655
                                                                       ----------------       -----------------
Net (Decrease) Increase in Cash and Cash Equivalents                   $       (497,779)      $         997,609

Cash and Cash Equivalents - Beginning of periods                       $      6,935,623       $       7,035,649
                                                                       ----------------       -----------------

Cash and Cash Equivalents - End of periods                             $      6,437,844       $       8,033,258
                                                                       ================       =================

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest                                                               $             --       $              --
Income Taxes                                                           $             --       $          33,083

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Information as of March 31, 2004 and 2003 is unaudited)

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

       (d) Earnings Per Share: Earnings per common share - basic are based on 4,774,804 weighted shares outstanding for the three and nine month periods ended March 31, 2004 and 4,774,804 weighted shares outstanding for the three and nine months periods ended March 31, 2003. Earnings per common share - diluted are based on 4,923,646 weighted shares outstanding for the period ended March 31, 2004 and on 4,841,841 weighted shares outstanding for the period ended March 31, 2003.

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

       (g) The results of operations for the nine months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire year.

(2.)   INCOME TAXES

       The Corporation has a deferred tax asset of $256,301 and a deferred tax liability of $91,631 based upon temporary timing differences including inventory capitalization, allowance for doubtful accounts, vacation pay accruals and depreciation. The Corporation has recorded a valuation allowance pertaining to net operating loss carryforwards.

(3.)   RECLASSIFICATION

       Certain items from the prior year's financial statements have been reclassified to conform to the current year's presentation.

(4.)   NEW AUTHORITATIVE PRONOUNCEMENTS

       In January 2003, the Financial Accounting Standards Board ("FASB") issued FIN 46, "Consolidation of Variable Interest Entities", which addresses the consolidation of business enterprises (variable interest entities) to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. The interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity's assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interest of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include the assets, liabilities and the results of operations of the variable interest entity in its financial statements. In December 2003, the FASB issued a revision to FIN 46 to address certain implementation issues.

       In April 2003, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively.

       In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued, which requires that certain financial instruments must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003.

       In May 2003, the EITF issued Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". EITF Issue No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.

The adoption of the new statements did not have an impact on the Corporation's financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues for the three months ended March 31, 2004 were $6,855,853 as compared with $7,596,887 for the quarter ended March 31, 2003. For the quarter ended March 31, 2004, the Corporation reported a net loss of $444,830 as compared with a net loss of $450,029 for the similar period in the prior fiscal year. For the nine months ended March 31, 2004, revenues were $23,876,775, as compared to $25,062,940 reported for the similar period in the prior fiscal year, with a net loss of $410,497 for the nine-month period ended March 31, 2004, compared with a net loss of $603,018 for the same period in the prior fiscal year. The decrease in revenues in the three and nine-month periods ended March 31, 2004 is due primarily to a general decline in equipment purchases and project delays, which was partially attributable to internal budgeting of many of the Corporation's customers due to their budget timing, freezes and/or restraints.

The net loss for the quarter and nine-month period ended March 31, 2004 is attributable, as referenced above, to the slowdown in equipment sales, large-scale projects, as well as decreased technical staff utilization and related decreases in profit margins on technical services. Service and training related revenues are significant in their contributions to earnings because these operations yield a higher profit margin than equipment sales.

Management concentrates it efforts on technical service and support, and on sales of network and system integration products which yield higher profit margins, and continues its adherence to and implementation of cost control measures. For the three and nine-month periods ended March 31, 2004 and 2003, respectively, revenues from the provision of service, support, outsourcing and network integration were largely the result of the Corporation renewing and/or entering into service contracts with a number of large corporate clients. Most of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

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

With respect to selling, general and administrative expenses, actual expenses decreased due to a reduction in personnel and related costs and amounted to 22% of revenue for the quarter and 18% for the nine month period ended March 31, 2004. This compares to approximately 23% of revenue for the quarter and 20% for the nine month period ended March 31, 2003. Management continues its efforts to control and reduce administrative and personal related costs.

Interest income increased in the in the quarter and nine month period of fiscal 2004 as compared to the same periods in fiscal 2003 due to larger amounts invested.

To date, inflation has not had a material effect on the Corporation's operations.

LIQUIDITY AND CAPITAL RESOURCES

There are no material commitments of the Corporation's capital resources.

The Corporation currently finances a portion of its accounts receivable and finances purchases of portions of its inventory through floor-planning arrangements under which such inventory secures the amount outstanding. The amount due under this financing decreased for the quarter and nine-month periods ended March 31, 2004 due to purchase of equipment through other avenues. Inventory increased in the quarter and nine-month periods ended March 31, 2004 as compared to the corresponding periods in the prior fiscal year also as a result of sales orders which were open at the end of the periods.

Accounts receivable decreased for the quarter and nine-month period ended March 31, 2004, as compared to the same periods in the prior fiscal year as a result of decreased revenues. Accounts payable similarly decreased for the quarter and nine-month period ended March 31, 2004, compared with the same periods in the prior fiscal year as a result of decreased revenues. Cash levels decreased slightly for the three and nine-month periods ended March 31, 2004 as compared to the prior year's periods due to payments of costs associated with inventory increases to cover open orders.

For the fiscal quarter and nine months ended March 31, 2004, as in the similar periods in the prior year, the internal resources of the Corporation were sufficient to enable the Corporation to meet its obligations.

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

ITEM 4.  CONTROL AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Corporation have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Corporation's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

                           PART II - OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         A. Exhibits -

            31.1 Certification required by Section 302
            31.2 Certification required by Section 302
            32  Certification required by Section 906

         B. Reports on Form 8-K -

            On February 12, 2004, TransNet Corporation filed a Form 8-K under
            Item 9.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              TRANSNET CORPORATION
                                              (Registrant)



                                              /s/ Steven J. Wilk
                                              ----------------------------------
                                              Steven J. Wilk, President and
                                              Chief Executive Officer

                                              /s/ John J. Wilk
                                              ----------------------------------
                                              John J. Wilk,
                                              Principal Financial and Accounting
                                              Officer and
                                              Chairman of the Board of Directors




DATE:  May 13, 2004