Form 10-K
period 2004-06-30
TRANSNET CORP
filed 2004-09-28
CIK 99313

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended                     June 30, 2004
                            ----------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the Transition period from                       to
                              ----------------------    ------------------------

                          Commission File Number   0-8693
                                                 ----------

                              TransNet Corporation
                              --------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                          22-1892295
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                   Number)

45 Columbia Road, Branchburg, New Jersey                   08876-3576
----------------------------------------         -------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code    908-253-0500
                                                    ----------------

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $6,238,275 on September 22, 2004 based upon the closing sales price on the OTC Bulletin Board as of said date.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares of the registrant's common stock outstanding on September 23, 2004 was 4,805,804 shares (exclusive of Treasury shares).

ITEM 1.  BUSINESS

      TransNet Corporation ("TransNet" or the "Corporation") was incorporated in the State of Delaware in 1969. The Corporation is a single-source provider of information technology products and technology management services designed to enhance the productivity of the information systems of its customers. Through its own sales and service departments, TransNet provides information technology ("IT") products, technologies, solutions and services for its customers by combining a wide array of value-added professional technical services with the sale of PC hardware, network products, IP telephony products, computer peripherals and software. As used herein, the term "Corporation" shall refer to TransNet and where the context requires, shall include TransNet and its wholly-owned subsidiary, Century American Corporation. Century American Corporation, formerly a leasing subsidiary, is currently inactive.

DESCRIPTION OF BUSINESS

      PRODUCTS, SOURCES, AND MARKETS: The sale of computer and related equipment for local area networks ("LAN's") and personal computers ("PC's") accounted for a significant portion of the Corporation's revenues, accounting for 51% and 49% of sales for fiscal 2004 and 2003, respectively. As part of its single source approach, the Corporation is a systems integrator, combining hardware and software products from different manufacturers into working systems. The Corporation is primarily a value added reseller. During the past year, management continued to implement its focus for business growth on marketing a wide array of technical services in conjunction with equipment sales to its clients in order to maximize profits. In addition, building on its expertise in network installation, the Corporation expanded its marketing and sales of IP telephony and wireless network products and related services. IP Telephony products provide for the operation of highly reliable phone systems over data networks. The resulting economies of installation and maintenance have generated increased demand for these products.

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

      The Corporation is selective in choosing the products that it markets and its product mix is geared primarily to the requirements of its business customers. The products sold by the Corporation include desktop computer systems, network hardware and software, IP telephony and wireless products manufactured by the following companies: International Business Machines ("IBM"), Acer, Apple Computer, Inc. ("Apple"), Cisco Systems, Inc. ("Cisco"), Nortel Networks, NEC-Mitsubishi Electronic Display of America, Inc. ("NEC"), Hewlett-Packard Company ("Hewlett-Packard"), Toshiba American Information Systems, Inc. ("Toshiba"),Veritas, and 3Com; selected software products including products of Microsoft Corporation ("Microsoft") and Novell, Inc. ("Novell"); and supplies produced by other manufacturers. The Corporation does not manufacture or produce any of the items it markets.

      The Corporation is currently an authorized reseller for Apple, Cisco as a Cisco Premier Partner, Citrix Systems, Inc. ("Citrix") as a Citrix Solutions Partner, Hewlett-Packard as an HP Gold Provider, a State/Local Government Specialized Partner, Certified Education Partner (k-12), and a Certified Education Partner (for higher education), IBM, Lexmark International, Inc., Microsoft as a Microsoft Certified Solutions Partner, NEC, Novell as a Novell Platinum Partner, Packeteer, Safari, Smart Technologies, Symantec, Toshiba, Websense, and 3COM. The Corporation also offers a variety of products manufactured by other companies including Okidata, Verint, Inc., and Xerox/Tektronix. Occasionally, the Corporation will order specific products to satisfy a particular customer requirement. The Corporation evaluates its product line and new products internally and through discussions with its vendors and customers.

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

      TECHNICAL SUPPORT AND SERVICE: Service operations have become a significant source of revenues, comprising 49% of revenues in fiscal 2004, and 51% of revenues in fiscal 2003. As discussed in "Management's Discussion and Analysis," management's focus emphasizes the provision of sophisticated technical services. Many businesses do not have computer technicians on their staffs, and as a result, they "outsource" these services and obtain technical services from IT solutions providers such as TransNet. The Corporation provides a wide variety of outsourced network services, personal computer support, repair and standard equipment maintenance to assist customers in obtaining technology that enhances the customers' productivity. These services, which are generally performed at customer sites, include LAN and PC hardware support, systems integration services, help desk services, asset management, relocation services, and installation or installation coordination. With the advent of its IP Telephony operations, these services also cover design, installation, and technical support and service of integrated voice-data systems. The Corporation assists its customers in determining each customer's standard hardware technology, application and operating system software, and networking platform requirements. The Corporation employs specially certified and trained technical systems engineers who perform high-end technology integration services. In addition, the Corporation's staff of specially trained system engineers and service technicians provide service and support on an on-call basis for file servers, personal computers, laptop computers, printers and other peripheral equipment. The Corporation's in-house technical staff performs system configurations to customize computers to the customers' specifications. The Corporation also provides authorized warranty service on the equipment it sells. TransNet is an authorized service and support dealer for the following manufacturers: by 3Com, Apple, Cisco (Premier Partner), Citrix, Dell Inc., Hewlett Packard (as a Gold Partner), IBM, Lexmark, Microsoft (as a Certified Solution Partner), Novell (Platinum Partner), Symantec and Xerox.

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

      SUPPLIERS: In order to reduce its costs for computer and related equipment, the Corporation entered into a buying agreement with Ingram Micro, Inc. Under the agreement, the Corporation is able to purchase equipment of various manufacturers at discounts currently unavailable to it through other avenues. The agreement provides that the Corporation may terminate the arrangement upon sixty days notice. During fiscal 2004, the majority of the revenues generated by the Corporation from product sales were attributable to products purchased by the Corporation from Ingram Micro, Inc. pursuant to the Agreement. The balance of the Corporation's product sales were attributable to products purchased from a variety of sources on an as needed order basis. Alternate suppliers include Tech Data Corp., as well as Compaq and IBM, from whom the Corporation purchases direct. Management anticipates that Ingram Micro, Inc. will be a major supplier during fiscal 2005.

      CUSTOMERS: The majority of the Corporation's corporate customers are commercial users located in the New Jersey - New York City metropolitan area.

      During fiscal 2004, one customer, Schering Plough, accounted for approximately 22% of revenue. During fiscal 2003, this customer, accounted for approximately 23% of the Corporation's revenues. The loss of this customer may have a material adverse impact upon the Corporation if the business could not be replaced from alternate customers.

      No other customer accounted for more than 10% of the Corporation's revenues in fiscal 2004.

      COMPETITION: The sale and service of personal computer systems is highly competitive and may be affected by rapid changes in technology and spending habits in both the business and institutional sectors. The Corporation is in direct competition with any business that is engaged in information technology management, specifically the sale and technical support and service of networks, personal computers and related peripherals, and IP telephony products. Competitors are numerous, ranging from some of the world's largest corporations, possessing substantially greater financial resources and substantially larger staffs, facilities and equipment, including several computer manufacturers who have begun to deal directly with the end-users. Competitors also include relatively small and highly specialized firms. With respect to IP telephony products, the Corporation competes with similar businesses as well as directly with several product manufacturers and national telecommunication businesses. During the past few years, the industry has experienced and continues to experience a significant amount of consolidation. In the future, TransNet may face fewer but larger competitors as the result of such consolidation.

      TransNet competes on the basis of technology, performance, price, quality, reliability, brand, distribution, range of products and services, account relationships, customer service and support. Management believes that commercial customers require significant levels of sophisticated support services such as those provided by the Corporation. TransNet's services benefit the customers by providing in-depth product knowledge and experience, competitive pricing and the high level of technical services. Management believes that TransNet's ability to combine competitive pricing with responsive and sophisticated support services allows it to compete effectively against a wide variety of alternative microcomputer sales and distribution channels, including independent dealers, direct mail and telemarketing, superstores and direct sales by manufacturers (including some of its own suppliers).

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

      EMPLOYEES: As of September 15, 2004, the Corporation employed 192 full-time employees and 11 part-time employees. None of its employees are subject to collective bargaining agreements.


ITEM 2.  PROPERTIES

      The Corporation's executive, administrative, corporate sales offices, and service center are located in Branchburg, New Jersey, where the Corporation leases a building of approximately 21,000 square feet. This "net-net" lease, which currently provides for an annual rental of $165,719, expires in February 2011. The building is leased from East Coast Property Management, LLC, a related party. See Item 13. Certain Relationships and Related Transactions.

      See Note [7][A] of the Notes to Consolidated Financial Statements with respect to the Corporation's commitments for leased facilities.


ITEM 3.  LEGAL PROCEEDINGS

      The Corporation is not currently a party to any legal proceeding that it regards as material.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

      On May 20, 2004, the Corporation held its annual meeting of shareholders for the purpose of considering and acting upon the election directors and approval of a proposed amendment to the Corporation's Certificate of Incorporation to provide for a classified board of directors. At the meeting, the election of all nominated directors was approved. The proposed amendment to the Certificate of Incorporation, which provides for classification of the board into three classes with terms of one, two, and three years, respectively, was approved.

Election of Directors:

         Name                               Shares Voted
         ----                               ------------

                                        For               Authority Withheld
                                        ---               ------------------
John J. Wilk                         3,263,573                  845,430
Steven J. Wilk                       3,585,523                  523,480
Jay A. Smolyn                        3,623,348                  485,655
Vincent Cusumano                     3,629,748                  479,255
Earle Kunzig                         3,629,748                  479,255
Raymond J. Rekuc                     3,629,748                  479,255
Susan M. Wilk                        3,264,623                  844,380


Amendment to the Certificate of Incorporation:

For                   Against           Abstain           Not Voted
---                   -------           -------           ---------
1,196,675             643,678           167,700           2,100,950

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITYHOLDERS MATTERS

      TransNet's common stock is quoted and traded on the OTC Bulletin Board under the symbol "TRNT." The following table indicates the high and low closing sales prices for TransNet's common stock for the periods indicated based upon information reported by the National Association of Securities Dealers.

Calendar Year                                 Closing Sales Prices
-------------                                 --------------------
                                           High                     Low
                                           ----                     ---
2002
----
       Third Quarter                     $1.17                     $1.02
       Fourth Quarter                     1.15                       .97

2003
----
       First Quarter                     $1.25                     $1.04
       Second Quarter                     1.25                      1.06
       Third Quarter                      1.75                      1.14844
       Fourth Quarter                     1.62                      1.42

2004
----
       First Quarter                     $1.88                     $1.58
       Second Quarter                     1.90                      1.51


      As of September 15, 2004, the number of holders of record of TransNet's common stock was 2,675. Such number of record owners was determined from the Company's shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

      TransNet declared a special dividend of $0.07 per share on April 28, 2004, payable to shareholders on May 14, 2004. The dividend was paid on June 1, 2004. This was the first dividend paid by the Corporation. The Board of Directors may consider future dividends, but no assurance can be given that additional dividends will be issued.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by, the Company's consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

                                                                               Year Ended June 30,
                                                 ------------------------------------------------------------------------------
                                                     2004             2003             2002            2001            2000
                                                 ------------     ------------     ------------    ------------    ------------
STATEMENT OF INCOME DATA

Net Sales
  Equipment                                      $ 15,636,812     $ 15,942,197     $ 33,258,828    $ 42,137,322    $ 33,503,234
  Services                                         14,962,852       16,856,823       17,633,266      14,280,047      13,063,267
                                                 ------------     ------------     ------------    ------------    ------------
                                                   30,599,664       32,799,020       50,892,094      56,417,369      46,566,501
                                                 ------------     ------------     ------------    ------------    ------------

Cost of Sales
  Equipment                                        14,112,956       14,634,965       31,030,909      38,893,267      31,230,050
  Services                                         11,728,379       12,658,163       11,889,348      10,084,170       9,687,659
                                                 ------------     ------------     ------------    ------------    ------------
                                                   25,841,335       27,293,128       42,920,257      48,977,437      40,917,709
                                                 ------------     ------------     ------------    ------------    ------------

Gross Profit
   Equipment                                        1,523,856        1,307,232        2,227,919       3,244,055       2,273,184
   Services                                         3,234,473        4,198,660        5,743,918       4,195,877       3,375,608
                                                 ------------     ------------     ------------    ------------    ------------
                                                    4,758,329        5,505,892        7,971,837       7,439,932       5,648,792
                                                 ------------     ------------     ------------    ------------    ------------

Selling, General & Administrative                   5,957,851        6,776,975        6,986,974       6,800,202       5,980,830

Income before Income Tax Expense                   (1,129,549)      (1,212,629)       1,055,948         897,012          26,270

Net Income                                       $         --     $         --     $    670,497    $    563,012    $      8,270

Income (Loss) Per Common Share - Basic                  (0.24)           (0.25)            0.14            0.12              --

Income (Loss) Per Common Share - Diluted                (0.24)           (0.25)            0.14            0.12              --

Weighted average shares outstanding - Basic         4,779,973        4,774,804        4,774,804       4,815,872       4,903,804

Weighted average shares outstanding - Diluted       4,779,973        4,774,804        4,927,225       4,884,853       4,903,804

                                                                               Year Ended June 30,
                                                 ------------------------------------------------------------------------------
                                                     2004             2003             2002            2001            2000
                                                 ------------     ------------     ------------    ------------    ------------
BALANCE SHEET DATA:
Working Capital                                    10,657,957       12,073,122       13,156,891      12,540,263      11,886,844
Total Assets                                       12,963,609       13,902,650       15,514,596      17,152,151      17,450,367
Long-Term Obligations                                      --               --               --              --              --
Shareholders Equity                                11,296,536       12,734,865       13,947,494      13,276,997      12,813,126

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Revenues for the fiscal year ended June 30, 2004 were $30,599,64 as compared with $32,799,020 for the fiscal year ended June 30, 2003, and $50,892,094 for the fiscal year ended June 30, 2002. Revenues decreased in fiscal 2004 and 2003 as compared to 2002 as a result of decreased hardware sales. The decrease in revenues in both fiscal 2004 and 2003 was the result of several factors including the general economic slowdown and cautious IT spending effecting the IT industry as a whole, the delay in service projects by many clients due to their internal budgetary constraints, and to a reduction in purchases by a major customer. In addition, for the years discussed, the Corporation arranged for several computer manufacturers to ship product directly to and direct-bill TransNet customers, paying TransNet a fee similar to a commission. Service revenues for 2004 decreased as a percentage of revenues due to the general slowdown in IT spending, and increased as a percentage of revenues in fiscal 2003 as a result of increased demand for the Corporation's technical services (technical support, repair and maintenance, network integration and training).

      For fiscal 2004, the Corporation reported a net loss of $1,129,549 as compared with a net loss of $1,212,629 for fiscal 2003, and net income of $670,497 for fiscal 2002. The loss in fiscal 2004,as well as in fiscal 2003, was attributable to the continued reduction in revenues, as described above. Service related revenues, a material segment of revenues, are significant in their contributions to net income because these operations yield a higher profit margin than equipment sales. For the fiscal years discussed, revenue from the provision of service, support, outsourcing and network integration is largely the result of the Corporation entering into service contracts with a number of corporate customers to provide service and support for the customer's personal computers, peripherals and networks. Most of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

      During the fiscal years discussed, in addition to the challenging economic environment, the computer industry has experienced a trend of decreasing prices of computers and related equipment. Management believes that this trend will continue. Industrywide, the result of price erosion has been lower profit margins on sales, which require businesses to sell a greater volume of equipment to maintain past earning levels. Another result of the price decreases has been intensified competition within the industry, including the consolidation of businesses through merger or acquisition, as well as the increased initiation of sales by certain manufacturers directly to the end-user and the entrance of manufacturers into technical services business. Management believes that the adoption of policies by many larger corporate customers, which limit the number of vendors permitted to provide goods and services for specified periods of time, has further increased price competition.

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

      During fiscal 2004 and 2003 selling, general and administrative expenses increased to 19% and 21% of revenues, respectively, as a result of the decrease in revenues. This compares to 14% of revenue for fiscal 2002. Management continues its efforts to control expenses, despite increasing personnel related costs, such as health benefits.

      Interest income increased in fiscal 2004 as compared to fiscal 2003 due to larger amounts invested, but decreased in fiscal 2003 as compared to the prior year due to lower amount of funds invested and lower interest rates paid on those funds.

LIQUIDITY AND CAPITAL RESOURCES

      There are no material commitments of the Corporation's capital resources, other than leases and employment contracts.

      The Corporation currently finances the purchases of portions of its inventory through floor planning arrangements with a third-party lender and a manufacturer's affiliate under which such inventory secures the financed purchases. Inventory increased in fiscal 2004 as compared to fiscal 2003 due to open orders at the close of the fiscal year, but decreased for 2003 compared to the prior year as a result of decreased hardware sales and due to the Corporation's arrangement with certain manufacturers to ship to and bill customers directly.

      Accounts receivable decreased for fiscal 2004 and 2003 as compared to the prior year as a result of a reduction in revenues. Accounts receivable were relatively constant from 2003 to 2002. Accounts payable remained relatively constant from fiscal 2004 to fiscal 2003, but decreased in 2003 as compared to the prior year due to decreases in revenues. Floor planning payables increased in 2004 due to the open orders at year end, but decreased in 2003 in direct correlation to the decrease in inventory as compared to prior years.

      For the fiscal year ended June 30, 2004, as in the fiscal years ended June 30, 2003 and 2002, the internal capital sources of the Corporation were sufficient to enable the Corporation to meet its obligations.

IMPACT OF INFLATION

The effects of inflation on our operations were not significant during the periods presented.


CONTRACTUAL OBLIGATIONS

Contractual                          Less than        1-3        3-5   More than
Obligations                  Total    One year      Years      Years     5 Years
---------------------   ----------   ---------   --------   --------   ---------

Real Estate Lease       $1,204,224          --   $523,672   $371,210    $309,342

Office Equipment           $23,420          --    $23,420         --          --

CRITICAL ACCOUNTING POLICIES
----------------------------

The Corporation's financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The methods, estimates, and judgments used in applying these most critical accounting policies have a significant impact on the results reported in the our financial statements. The Securities and Exchange Commission has defined critical accounting policies as policies that involve critical accounting estimates that require (a) management to make assumptions that are highly uncertain at the time the estimate is made and (b) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in result of operations. Based on this definition, the most critical policies include: revenue recognition, allowance for doubtful accounts, and valuation of deferred tax assets.

REVENUE RECOGNITION

      TransNet recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104. Revenue from sales of hardware is recognized when the rights and risks of ownership have passed to the customer, which is upon shipment or receipt by the customer, depending on the terms of the sales contract. Revenue from services is recognized upon performance and acceptance after consideration of all the terms and conditions of the customer contract. Service contracts generally do not extend over one year, and are billed periodically as services are performed. Shipping and handling costs are included in the cost of sales.

ACCOUNTS RECEIVABLE

      Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts, based on certain percentages of aged receivables. We estimate doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay and current economic trends.

VALUATION OF DEFERRED TAX ASSETS

      At June 30, 2004, we have a valuation allowance of approximately $882,000 primarily to reduce our net operating loss carryforwards of $2,430,000 to an amount that will more likely than not be realized. These net operating loss carryforwards have varying carryforward periods and restrictions on usage. The estimation of future taxable income and our resulting ability to utilize net operating loss and tax credit carryforwards can significantly change based on future events, including our determinations as to the feasibility of certain tax planning strategies. Thus, recorded valuation allowances may be subject to material future changes.


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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Attached.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no disagreements on accounting and financial disclosure between the Corporation and its independent public accountants nor any change in the Corporation's accountants during the last fiscal year.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers and directors of the Corporation are as follows:

         Name                            Position
         ----                            --------
John J. Wilk                             Chairman of the Board and Treasurer
Steven J. Wilk                           President and Director
Jay A. Smolyn                            Vice President, Operations and Director
Vincent Cusumano (a)(c)                  Director
Earle Kunzig (a)(d)                      Director
Raymond J. Rekuc (b)                     Director
Susan Wilk                               Secretary and Director

----------
   (a)  Member of the Audit Committee
   (b)  Chairman of the Audit Committee.
   (c)  Member of the Compensation Committee.
   (d)  Chairman of the Compensation Committee.

      The Board of Directors has established an audit committee and a compensation committee. Additional information concerning each of the committees and the directors serving such committees follows.

      The audit committee is responsible for review of the Company's auditing, accounting, financial reporting and internal control functions and for the selection, approval and recommendation of independent accountants to the Board of Directors. In addition, the audit committee is expected to monitor the quality of the Company's accounting principles and financial reporting as well as the independence of, and the non-audit services provided by, the Company's independent accountants. The Board of Directors has adopted a written charter for the audit committee. The audit committee is comprised of Messrs. Rekuc (Chairman), Cusumano and Kunzig, all of whom are independent directors in accordance with the definition of "independent director" established by the corporate governance rules of The Nasdaq National Market. (Although the Company's Common Stock is not quoted on the Nasdaq National Market, the Company has used the Nasdaq National Market's independence criteria in making this judgment in accordance with applicable SEC rules.) The Board has determined that Mr. Rekuc as its audit committee financial expert.

      The compensation committee reviews, evaluates and advises the Board of Directors in matters relating to the Company's compensation of and other employment benefits for executive officers. The compensation committee is comprised of Messrs. Kunzig (Chairman) and Mr. Cusumano.

      The Corporation does not have an Executive Committee. As a result of the approval of the classification of the board, the term of office of the directors is as follows: John J. Wilk and Vincent Cusumano, each of whom will serve until the next meeting of stockholders; Earle Kunzig and Jay Smolyn, each of whom will serve for a two-year term; and Steven J. Wilk, Raymond J. Rekuc and Susan M. Wilk, each of whom will serve for a three-year term.


      Set forth below is biographical information regarding directors and executive officers of the Company. Unless otherwise noted, each director has held the indicated position for at least five years.

      JOHN J. WILK*, 76, was the President and Chief Executive Officer of TransNet since its inception in 1969 until May 1986, when he was elected as Chairman of the Board of Directors.

      STEVEN J. WILK*, 47, has been the President and Chief Executive Officer of TransNet since May 1986. He was elected as a director of TransNet in April 1989.

      JAY A. SMOLYN, 48, has been employed at TransNet since 1976 and in April 1985 became Vice President, Operations. He was elected as a director of TransNet in March 1990.

      VINCENT CUSUMANO, 68, has served as a director of TransNet since 1977. He is the President and Chief Executive Officer of Cusumano Perma-Rail Corporation of Roselle Park, New Jersey, distributors and installers of exterior iron railings.

      EARLE KUNZIG, 65, has served as a director of TransNet director since 1976. He is Vice President of Sales and a principal of Hardware Products Sales, Inc., Wayne, New Jersey, a broker of used computer equipment and provider of computer maintenance services.

      RAYMOND J. REKUC, 58, has served as a director of TransNet since 1983. He is the principal of Raymond J. Rekuc, Certified Public Accountant, an accounting firm located in Washington Township, New Jersey. Mr. Rekuc is a member of the American Institute of Certified Public Accountants and the New Jersey Society of Certified Public Accountants.

      SUSAN M. WILK* joined TransNet in November 1987 as Director of Administration, and was named Legal Counsel in 1994. She was elected a director of TransNet in March 1990. Prior to joining TransNet, Ms. Wilk was an attorney with the U.S. Securities and Exchange Commission and the Federal Home Loan Bank Board.

      * John J. Wilk, Chairman of the Board, is the father of Steven J. Wilk, a director and the President and Chief Executive Officer of the Company, and Susan M, Wilk, a director and Legal Counsel of the Company.


None of the Corporation's directors are directors of any other Corporation with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15 (d) of that Act.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Corporation pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, the Corporation believes that with respect to fiscal 2004, its officers, directors and beneficial owners of more than 10% of its equity timely complied with all applicable Section 16(a) filing requirements.

CODE OF ETHICS

The Corporation adopted a Code of Ethics that applies to the Corporation's executive offers, chief financial officer, and controller, as well as all its employees. The Code of Ethics is attached as an exhibit to this Form 10-K. A copy of the Code of Ethics is available at no cost by writing to:

TransNet Corporation, Attn: Investor Relations, 45 Columbia Road, Somerville, New Jersey 08876.


ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation paid or accrued by the Corporation during the three years ended on June 30, 2004, to its Chief Executive Officer and each of its other executive officers whose total annual salary and bonus for the fiscal year ended June 30, 2004, exceeded $100,000. All of the Corporation's group life, health, hospitalization or medical reimbursement plans, if any, do not discriminate in scope, terms or operation, in favor of the executive officers or directors of the Corporation and are generally available to all full-time salaried employees.

                                                 SUMMARY COMPENSATION TABLE

                                                                                               Long-Term
                                        Annual Compensation                                   Compensation
                           ---------------------------------------------    ----------------------------------------------
                                                                         Securities
                             Year                                        Underlying
Name and                     Ended                          Other Annual   Options   Restricted      LTIP       All Other
Principal Position         June 30,    Salary     Bonus     Compensation    SARs    Stock Awards    Payouts   Compensation
--------------------------------------------------------------------------------------------------------------------------
Steven J. Wilk                2004     $300,000        $0        $0          0            0           $0           0
 President and Chief          2003     $300,000        $0        $0          0            0           $0           0
 Executive Officer            2002     $300,000   $40,678        $0          0            0           $0           0

Jay Smolyn                    2004     $180,000        $0        $0          0            0           $0           0
  Vice President              2003     $165,000        $0        $0          0            0           $0           0
  Operations                  2002     $165,000   $31,475        $0          0            0           $0           0


                        OPTION GRANTS IN LAST FISCAL YEAR
                               (individual grants)

      No options were granted during fiscal 2004.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

      The following table sets forth information with respect to the Named Executive Officer concerning the exercise of options during fiscal 2004 and the number and value of unexercised options held as of the end of fiscal 2004.

                                                                                  Value of
                                                      Number of Securities       Unexercised
                                                           Underlying           In-the-Money
                                                       Unexercised Options    Options at Fiscal
                       Number of                       at Fiscal Year End;      Year End ($);
     Name of        Shares Acquired        Value          (Exercisable/         (Exercisable/
Executive Officer     on Exercise       Realized ($)     Unexercisable)        Unexercisable)
-----------------   ---------------     ------------  --------------------    -----------------
Steven J. Wilk             0                 0              100,000/0             $97,000/0
Jay A. Smolyn              0                 0               50,000/0             $48,500/0

EMPLOYMENT CONTRACTS WITH EXECUTIVE OFFICERS

      TransNet has employment contracts in effect with Steven J. Wilk and Jay A. Smolyn which expire on June 30, 2008. Pursuant to the employment contracts, Steven J. Wilk's annual salary is "at least" $300,000 and Mr. Smolyn's salary is "at least" $165,000 or, in each case, such greater amount as may be approved from time to time by the Board of Directors. The contracts also provide for additional incentive bonuses to be paid with respect to each of the Corporation's fiscal years based upon varying percentages of the Corporation's consolidated pre-tax income exclusive of extraordinary items (3% of the first $500,000, 4% of the next $500,000, 5% of the next $4,000,000 and 6% of amounts in excess of $5,000,000 for Steven J. Wilk, and 2% of pre-tax income in excess of $100,000 to the first $500,000 and 3% in excess of $500,00 for Mr. Smolyn). Steven J. Wilk's employment contract provides for a continuation of full amount of salary payments for 6 months and 50% of the full amount for the remainder of the term in the event of illness or injury. In addition, the employment contracts contain terms regarding the event of a hostile change of control of the Corporation and a resultant termination of the employee's employment prior to expiration of the employment contract. These terms provide that Mr. Smolyn would receive a lump sum payment equal to 80% of the greater of his then current annual salary or his previous calendar year's gross wages including the additional incentive compensation multiplied by the lesser of five or the number of years remaining in the contract. In the case of Steven J. Wilk, the contract provides that in the event of termination of employment due to a hostile change in control, he may elect to serve as consultant at his current salary and performance bonus for a period of five years beginning at the date of the change in control, or he may elect to receive a lump sum payment which would be the greater of 80% of his then current salary or 80% of his previous year's gross wages times five. The contract for Mr. Smolyn provides that the Corporation may terminate his employment, with or without cause. If said termination is without cause, the Corporation shall pay the Employee an amount equal to compensation payable for a period of one-half of the contract period remaining, not to exceed compensation for 18 months. Steven
J. Wilk's employment agreement provides that should the Corporation terminate his employment (other than for the commission of willful criminal acts), he may elect to continue as a consultant to the Corporation at his then current compensation level, including the performance bonus, for the lesser of two (2) years or the remainder of the contract term or he may elect to receive a lump sum payment equal to eighty percent of his then current salary plus incentive bonus times the lesser of two (2) years or the remainder of the contract.

DIRECTORS' COMPENSATION

Directors who are salaried employees receive no additional compensation for services as a director or as a member of any committee of the board of directors. Directors who are not officers or employees of the Company receive an annual retainer of $5,000. Such directors do not receive additional fees for their service on a committee of the board of directors. During fiscal 2004, the Company paid an annual retainer fee of $5,000 to each of its three outside directors.

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name of Beneficial                 Amount of Shares               Percent of
Owner                             Beneficially Owned               Class (a)
-----                             ------------------               ---------


Steven J. Wilk (b)                     487,000 (c)                     8%
John J. Wilk (b)                       225,500 (d)                     4%
Jay A. Smolyn (b)                      133,000 (e)                     2%
Susan M. Wilk (b)                      108,200 (f)                     2%
Vincent Cusumano (b)                    15,000 (g)                      *
Earle Kunzig (b)                        20,000 (h)                      *
Raymond J. Rekuc (b)                    15,000 (i)                      *

All officers and directors              1,003,700                     21%
as a group (seven persons)

----------
*  Less than 1%.

(a) Based on 4,805,804 shares of the Company's Common Stock outstanding, plus 275,000 shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days.

(b) The address of all officers and directors is 45 Columbia Road, Somerville, New Jersey 08876.

(c) Includes 100,000 shares that Mr. Wilk is entitled to purchase upon the exercise of incentive stock options. The options were granted on March 4, 2001 under the Company's 2000 Stock Option Plan. The exercise price is $0.88 per share.

(d) Includes 50,000 shares that Mr. Wilk is entitled to purchase upon the exercise of incentive stock options. The options were granted on March 4, 2001 under the Company's 2000 Stock Option Plan. The exercise price is $0.88 per share.

(e) Includes 50,000 shares that Mr. Smolyn is entitled to purchase upon the exercise of incentive stock options. The options were granted on March 4, 2001 under the Company's 2000 Stock Option Plan. The exercise price is $0.88 per share.

(f) Includes 30,000 shares that Ms. Wilk is entitled to purchase upon the exercise of incentive stock options. The options were granted on March 4, 2001 under the Corporation's 2000 Stock Option Plan. The exercise price is $0.88 per share.

(g) Includes 15,000 shares that Mr. Cusumano is entitled to purchase upon the exercise of incentive stock options. The options were granted on March 4, 2001 under the Company's 2000 Stock Option Plan. The exercise price is $0.88 per share.

(h) Includes 15,000 shares that Mr. Kunzig is entitled to purchase upon the exercise of incentive stock options. The options were granted on March 4, 2001 under the Company's 2000 Stock Option Plan. The exercise price is $0.88 per share.

(i) Includes 15,000 shares that Mr. Rekuc is entitled to purchase upon the exercise of incentive stock options. The options were granted on March 4, 2001 under the Company's 2000 Stock Option Plan. The exercise price is $0.88 per share.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 2003, East Coast Property Management, LLC, ("East Coast"), a limited liability corporation owned by Steven J. Wilk and Jay A. Smolyn, officers and directors of the Corporation, purchased the property occupied by the Corporation and assumed the "net-net" lease held by the former owner. In May 2004, a new lease was executed by East Coast and the Corporation. The annual rental payment to be made by the Corportion to East Coast in 2004 will be $165,719. See Footnote 7[A] to the Consolidated Financial Statements for additional information.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

      The following table shows the fees paid or accrued by the Company for the audit and other services provided by Moore Stephens for fiscal 2003 and 2002. Fees for fiscal 2004 were not yet finalized and therefore not available.

                                                   2003              2002
                                                -------           -------

       AUDIT FEES                               $59,300           $59,075

       AUDIT RELATED FEES                        $7,500            $2,000

       TAX FEES                                  $7,116            $9,000

       ALL OTHER FEES                                 0                 0

       TOTAL                                    $73,916           $70,075


      The audit committee pre-approves all audit and permissible non-audit services provided to the Corporation by Moore Stephens. The non-audit services include audit-related services, tax services and other services.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.    FINANCIAL STATEMENTS

      o     Independent Auditor's Report.

      o     Consolidated Balance Sheets as of June 30, 2004 and June 30, 2003.

      o Consolidated Statements of Operations for the Years Ended June 30, 2004, 2003 and 2002.

      o Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2004, 2003 and 2002.

      o Consolidated Statements of Cash Flows for the Years Ended June 30, 2004, 2003 and 2002.

      o     Notes to Consolidated Financial Statements

      3.    EXHIBITS

      o     10.6 Lease between TransNet Corporation and East Coast Management,
            LLC

      o     14 Code of Ethics

      o     31.1 Certification pursuant to Section 302

      o     31.2 Certification pursuant to Section 302

      o     32 Certifications pursuant to Section 906

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

      3.1 (c) March 17, 1993 Amendment
      to Certificate of Incorporation

      3.2 (a) Amended By-Laws                 Exhibit 3 to Annual Report on Form
                                              10-K for year ended June 30, 1987

      3.2 (b) Article VII, Section 7 of the   Exhibit to Current Report on
      By-Laws, as amended                     Form 8-K for January 25, 1990

      4.1  Specimen Common Stock              Exhibit 4(A) to Registration
      Certificate                             Statement on Form S-1
                                              (File No. 2-42279)

      10.1  March 1, 1991 lease agreement     Exhibit 10.1 to Annual Report on
      between W. Realty and the               Form 10-K for year ended
      Corporation for premises at             June 30, 1991
      45 Columbia Road, Somerville
      (Branchburg), New Jersey

      10.2  February 1, 1996 amendment to     Exhibit 10.2 to Annual Report on
      Lease Agreement between W. Realty       Form 10-K for year ended
      and the Corporation for premises at     June 30, 1996
      45 Columbia Road, Somerville,
      New Jersey

      10.3  Employment Agreements expiring    Exhibit 10.3 to Annual Report on
      on June 30, 2005 with Steven J. Wilk    Form 10-K for year ended
      and Jay A. Smolyn                       June 30, 2001

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


(b)   REPORTS ON FORM 8-K

      On April 28, 2004, TransNet Corporation filed a Form 8-K on Item 9 to report that it issued a press release announcing the declaration of a special dividend to shareholders.

      On May 13, 2004 the Corporation filed Form 8-K on Item 9, to report that it issued a press release announcing the results of the third quarter and nine-month results for the period ended March 31, 2004.

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

REGISTRANT:                              TRANSNET CORPORATION



Date:   September 27, 2004               By /s/ Steven J. Wilk
                                         ---------------------------------------
                                         Steven J. Wilk
                                         Chief Executive Officer


Date:   September 27, 2004               By /s/ John J. Wilk
                                         ---------------------------------------
                                         John J. Wilk
                                         Chief Financial and Accounting Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



By /s/ Steven J. Wilk                                 Date:  September 27, 2004
----------------------------------------------
       Steven J. Wilk, Director


By /s/ John J. Wilk                                   Date:  September 27, 2004
----------------------------------------------
       John J. Wilk, Director


By /s/ Jay A. Smolyn                                  Date:  September 27, 2004
----------------------------------------------
       Jay A. Smolyn, Director


By /s/ Raymond J. Rekuc                               Date:  September 27, 2004
----------------------------------------------
       Raymond J. Rekuc, Director


By /s/ Vincent Cusumano                               Date:  September 27, 2004
----------------------------------------------
       Vincent Cusumano, Director


By /s/ Earle Kunzig                                   Date:  September 27, 2004
----------------------------------------------
       Earle Kunzig, Director


By /s/ Susan M. Wilk                                  Date:  September 27, 2004
----------------------------------------------
       Susan M. Wilk, Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of TransNet Corporation and Subsidiary
   Somerville, New Jersey

We have audited the accompanying consolidated balance sheets of TransNet Corporation and Subsidiary as of June 30, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended June 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board [United States]. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransNet Corporation and Subsidiary as of June 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

                                               MOORE STEPHENS, P. C.
                                               Certified Public Accountants.

Cranford, New Jersey
August 4, 2004

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                 JUNE 30,
                                                                                 --------
                                                                          2 0 0 4        2 0 0 3
                                                                          -------        -------
ASSETS:
CURRENT ASSETS:
   Cash and Cash Equivalents                                           $  7,064,644    $  6,935,623
   Accounts Receivable - Net                                              3,902,458       5,669,313
   Inventories - Net                                                      1,131,503         392,774
   Other Current Assets                                                          --          16,572
   Deferred Tax Asset                                                       195,649         195,649
                                                                       ------------    ------------

   TOTAL CURRENT ASSETS                                                  12,294,254      13,209,931

PROPERTY AND EQUIPMENT - NET                                                438,251         444,969

OTHER ASSETS                                                                231,104         247,750
                                                                       ------------    ------------

   TOTAL ASSETS                                                        $ 12,963,609    $ 13,902,650
                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts Payable                                                    $    364,228    $    382,813
   Accrued Expenses                                                         210,022         184,744
   Income Taxes Payable                                                       9,826          19,426
   Floor Plan Payable                                                     1,052,021         549,826
                                                                       ------------    ------------

   TOTAL CURRENT LIABILITIES                                              1,636,297       1,136,809
                                                                       ------------    ------------

DEFERRED TAX LIABILITY                                                       30,976          30,976
                                                                       ------------    ------------

COMMITMENTS AND CONTINGENCIES                                                    --              --
                                                                       ------------    ------------

STOCKHOLDERS' EQUITY:
   Capital Stock - Common, $.01 Par Value, Authorized
    15,000,000 Shares; Issued 7,391,074 Shares at June 30, 2004
    and 7,469,524 at June 30, 2003 [of which 2,585,220 and
    2,694,720 are in Treasury at June 30, 2004 and 2003]                     73,910          74,695

   Additional Paid-in Capital                                            10,559,445      10,686,745

   Retained Earnings                                                      7,816,016       9,281,625
                                                                       ------------    ------------

   Totals                                                                18,449,371      20,043,065
   Less: Treasury Stock - At Cost                                        (7,152,835)     (7,308,200)
                                                                       ------------    ------------

   TOTAL STOCKHOLDERS' EQUITY                                            11,296,536      12,734,865
                                                                       ------------    ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 12,963,609    $ 13,902,650
                                                                       ============    ============

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                Y E A R S   E N D E D
                                                    ---------------------------------------------
                                                                   J U N E   3 0,
                                                    ---------------------------------------------
                                                       2 0 0 4         2 0 0 3         2 0 0 2
                                                       -------         -------         -------
REVENUE:
   Equipment                                        $15,636,812      $15,942,197    $  33,258,828
   Services                                          14,962,852       16,856,823       17,633,266
                                                    -----------      -----------    -------------

   TOTAL REVENUE                                     30,599,664       32,799,020       50,892,094
                                                    -----------      -----------    -------------

COST OF REVENUE:
   Equipment                                         14,112,956       14,634,965       31,030,909
   Services                                          11,728,379       12,658,163       11,889,348
                                                    -----------      -----------    -------------

   TOTAL COST OF REVENUE                             25,841,335       27,293,128       42,920,257
                                                    -----------      -----------    -------------

   GROSS PROFIT                                       4,758,329        5,505,892        7,971,837

SELLING, GENERAL AND ADMINISTRATIVE

   EXPENSES                                           5,957,851        6,776,975        6,986,974
                                                    -----------      -----------    -------------

   OPERATING [LOSS] INCOME                           (1,199,522)      (1,271,083)         984,863
                                                    -----------      -----------    -------------

INTEREST INCOME:
   Interest Income                                       69,973           58,454           64,385
   Interest Income - Related Party                           --               --            6,700
                                                    -----------      -----------    -------------

   TOTAL INTEREST INCOME                                 69,973           58,454           71,085
                                                    -----------      -----------    -------------

   [LOSS] INCOME BEFORE INCOME TAX EXPENSE           (1,129,549)      (1,212,629)       1,055,948

INCOME TAX EXPENSE                                           --               --          385,451
                                                    -----------      -----------    -------------

   NET [LOSS] INCOME                                $(1,129,549)     $(1,212,629)   $     670,497
                                                    ===========      ===========    =============

   BASIC AND DILUTED
     NET [LOSS] INCOME PER COMMON SHARE             $      (.24)     $     (.25)    $         .14
                                                    ===========      ==========     =============

   WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC                              4,779,973        4,774,804        4,774,804
                                                    ===========      ===========    =============

   WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - DILUTED                            4,779,973        4,774,804        4,927,225
                                                    ===========      ===========    =============

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                                                          TOTAL
                                         COMMON STOCK            PAID-IN       RETAINED            TREASURY STOCK     STOCKHOLDERS'
                                         ------------            -------       --------            --------------     -------------
                                     SHARES       AMOUNT         CAPITAL       EARNINGS       SHARES         AMOUNT      EQUITY
                                     ------       ------         -------       --------       ------         ------      ------
BALANCE - JUNE 30, 2001             7,469,524  $     74,695   $ 10,686,745   $  9,823,757   (2,694,720)  $(7,308,200)  $ 13,276,997

   Net Income                              --            --             --        670,497           --            --        670,497
                                 ------------  ------------   ------------   ------------  -----------  ------------   ------------

BALANCE - JUNE 30, 2002             7,469,524        74,695     10,686,745     10,494,254   (2,694,720)   (7,308,200)    13,947,494

   Net [Loss]                              --            --             --     (1,212,629)          --            --     (1,212,629)
                                 ------------  ------------   ------------   ------------  -----------  ------------   ------------

BALANCE - JUNE 30, 2003             7,469,524        74,695     10,686,745      9,281,625   (2,694,720)   (7,308,200)    12,734,865

   Common Stock Options Exercised      31,000           310         26,970             --           --            --         27,280

   Cash Dividends Declared                 --            --             --       (336,060)          --            --       (336,060)

   Treasury Shares Retired           (109,500)       (1,095)      (154,270)            --      109,500       155,365             --

   Net [Loss]                              --            --             --     (1,129,549)          --            --     (1,129,549)
                                 ------------  ------------   ------------   ------------  -----------  ------------   ------------

BALANCE - JUNE 30, 2004             7,391,024  $     73,910   $ 10,559,445   $  7,816,016   (2,585,220)  $(7,152,835)  $ 11,296,536
                                 ============  ============   ============   ============  ===========  ============   ============

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
----------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------

                                                                            Y E A R S   E N D E D
                                                                ----------------------------------------------
                                                                                J U N E   3 0,
                                                                ----------------------------------------------

                                                                   2 0 0 4          2 0 0 3          2 0 0 2
                                                                   -------          -------          -------
OPERATING ACTIVITIES:
   Net [Loss] Income                                            $ (1,129,549)    $ (1,212,629)    $    670,497
                                                                ------------     ------------     ------------
   Adjustments to Reconcile Net [Loss] Income
     to Net Cash Provided by Operating Activities:
     Depreciation and Amortization                                   164,352          194,326          196,111
     Loss on Sale of Equipment                                            --               --            8,795
     Provision for Doubtful Accounts                                   5,000           (7,000)          (4,272)
     Deferred Income Taxes                                                --               --           61,678

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Accounts Receivable                                         1,761,855        1,891,614           16,447
       Inventories                                                  (738,729)         222,872        1,271,342
       Other Current Assets                                           16,572           97,153           11,633
       Other Assets                                                   15,646          (10,661)         (16,591)

     Increase [Decrease] in:
       Accounts Payable and Accrued Expenses                           6,693         (387,142)        (130,069)
       Other Current Liabilities                                          --         (149,808)         (70,743)
       Income Taxes Payable                                           (9,600)        (209,265)         (82,288)
                                                                ------------     ------------     ------------

     Total Adjustments                                             1,221,789        1,642,089        1,262,043
                                                                ------------     ------------     ------------

   NET CASH - OPERATING ACTIVITIES                                    92,240          429,460        1,932,540
                                                                ------------     ------------     ------------

INVESTING ACTIVITIES:
   Capital Expenditures                                             (156,634)         (54,805)        (243,456)
   Mortgage Receivable Proceeds - Related Party                           --               --          250,000
                                                                ------------     ------------     ------------

   NET CASH - INVESTING ACTIVITIES                                  (156,634)         (54,805)           6,544
                                                                ------------     ------------     ------------

FINANCING ACTIVITIES:
   Floor Plan Payable - Net                                          502,195         (474,681)      (1,204,645)
   Stock Options Exercised                                            27,280               --               --
   Dividends Paid                                                   (336,060)              --               --
                                                                ------------     ------------     ------------

   NET CASH - FINANCING ACTIVITIES                                   193,415         (474,681)      (1,204,645)
                                                                ------------     ------------     ------------

   NET [DECREASE] INCREASE  IN CASH AND
     CASH EQUIVALENTS                                                129,021         (100,026)         734,439

CASH AND CASH EQUIVALENTS - BEGINNING
   OF YEARS                                                        6,935,623        7,035,649        6,301,210
                                                                ------------     ------------     ------------

   CASH AND CASH EQUIVALENTS - END OF YEARS                     $  7,064,644     $  6,935,623     $  7,035,649
                                                                ============     ============     ============

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                       Y E A R S   E N D E D
                                                           ------------------------------------------
                                                                          J U N E   3 0,
                                                           ------------------------------------------
                                                           2 0 0 4           2 0 0 3          2 0 0 2
                                                           -------           -------          -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the years for:
     Interest                                            $          --    $          --    $          --
     Income Taxes                                        $          --    $          --    $     340,000

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

   During fiscal 2004, the Company retired 109,500 shares of common stock held in treasury with a cost basis of $155,366. In addition, the Company traded-in an automobile with no book value on a new auto purchase for $25,000.

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

[C] ACCOUNTS RECEIVABLE - Accounts receivable have been reduced by an allowance for doubtful accounts of approximately $105,000 and $100,000 as of June 30, 2004 and 2003, respectively. The receivables secure a floor plan agreement [See Note 7C].

[D] INVENTORIES - The Company's inventory is valued at the lower of cost [determined on the moving average-cost basis] or market. Inventory has been reduced by an allowance of $30,000 and $45,000 at June 30, 2004 and 2003, respectively. The inventory secures borrowings under a floor plan financing agreement [See Note 7C].

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

[F] GOODWILL [Effective July 1, 2002, the Company evaluates the recoverability and measures the possible impairment of its goodwill under SFAS 142, "Goodwill and Other Intangible Assets." The impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any. Management's estimate of fair value considers publicly available information regarding the market capitalization of the Company as well as (i) publicly available information regarding comparable publicly-traded companies in the computer sales and service industry, (ii) the financial projections and future prospects of the Company's business, including its growth opportunities and likely operational improvements, and (iii) comparable sales prices, if available. As part of the first step to assess potential impairment, management compares the estimate of fair value for the Company to the book value of the Company's consolidated net assets. If the book value of the consolidated net assets is greater than the estimate of fair value, the Company would then proceed to the second step to measure the impairment, if any. The second step compares the implied fair value of goodwill with its carrying value.

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

[I] CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk of its customers establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is not significant. The Company places its cash with high credit financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risks. As of June 30, 2004, the Company had approximately $502,000 which is subject to such risk. The Company does not require collateral or other security to support financial instruments subject to credit risk.

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

[K] ADVERTISING COSTS - The Company participates in cooperative advertising programs with its vendors, whereby the vendors absorb the costs of advertising. During the years ended June 30, 2004, 2003 and 2002, the Company incurred additional advertising expense of $-0-, $16,031 and $9,034, respectively. Advertising costs are expensed as incurred.

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

[M] RECLASSIFICATION - Certain prior year amounts have been reclassified to conform to the 2004 presentation.

[N] STOCK  OPTIONS  ISSUED TO  EMPLOYEES  - The  Company  adopted  Statement  of
Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," for financial note disclosure purposes and continues to apply the intrinsic value method of Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees," for financial reporting purposes.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #3
--------------------------------------------------------------------------------

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

[3] REPURCHASE AGREEMENTS

Repurchase agreements included in cash equivalents as of June 30, 2004 and 2003 consisted of:

                                            Cost           Fair Value
                                            ----           ----------
June 30, 2004:
   Repo .60%, Due July 1, 2004          $  1,446,885      $  1,449,296

This security is backed by $1,480,000 of F.H.R. bonds maturing June 18, 2028 with an interest rate of 5.00%.

Repurchase agreements included in cash equivalents as of June 30, 2004 and 2003 consisted of:

                                            Cost           Fair Value
                                            ----           ----------
June 30, 2003:
   Repo .60%, Due July 1, 2003          $  1,510,171      $  1,510,228

This security is backed by $1,480,000 of F.H.R. bonds maturing June 18, 2028 with an interest rate of 5.00%.

[4] INVENTORIES

Inventories consist of the following at June 30, 2004 and 2003:

                                                    June 30,
                                                    --------
                                              2 0 0 4        2 0 0 3
                                              -------        -------

Product Inventory                          $  1,068,813   $    239,359
Service Parts                                    62,690        153,415
                                           ------------   ------------

   TOTALS                                  $  1,131,503   $    392,774
   ------                                  ============   ============

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #4
--------------------------------------------------------------------------------


[5] PROPERTY, EQUIPMENT, DEPRECIATION AND AMORTIZATION

Property and equipment and accumulated depreciation and amortization as of June 30, 2004 and 2003 are as follows:

                                                             June 30,
                                                             --------
                                                      2 0 0 4          2 0 0 3
                                                      -------          -------

Automobiles                                        $     267,602    $    253,574
Office Equipment                                       1,888,502       1,816,159
Furniture and Fixtures                                   321,161         321,161
Leasehold Improvements                                   273,102         273,102
                                                   -------------    ------------

Totals                                                 2,750,367       2,663,996
Less: Accumulated Depreciation and Amortization        2,312,116       2,219,027
                                                   -------------    ------------

   PROPERTY AND EQUIPMENT - NET                    $     438,251    $    444,969
   ----------------------------                    =============    ============

Total depreciation and amortization expense amounted to $160,961, $193,326 and $182,140 for the years ended June 30, 2004, 2003 and 2002, respectively.

[6] INTANGIBLE ASSETS

The following intangible assets and accumulated amortization as of June 30, 2004 and 2003 are included in other assets:

JUNE 30, 2004:          WEIGHTED
                          AVERAGE                                            NET OF
                       AMORTIZATION                        ACCUMULATED    ACCUMULATED
INTANGIBLE ASSETS      PERIOD YEARS           COST        AMORTIZATION   AMORTIZATION
-----------------      ------------           ----        ------------   ------------
Licenses                         20        $   20,000     $     15,833   $      4,167
Goodwill                         --           259,422          159,976         99,446
                                           ----------     ------------   ------------

   TOTALS                        20        $  279,422     $    175,809   $    103,613
   ------                                  ==========     ============   ============
JUNE 30, 2003:          WEIGHTED
                          AVERAGE                                           NET OF
                       AMORTIZATION                         ACCUMULATED   ACCUMULATED
INTANGIBLE ASSETS      PERIOD YEARS            COST        AMORTIZATION  AMORTIZATION
-----------------      ------------            ----        ------------  ------------
Licenses                         20        $   20,000     $     14,833   $      5,167
Goodwill                         --           259,422          159,976         99,446
                                           ----------     ------------   ------------

   TOTALS                        20        $  279,422     $    174,809   $    104,613
   ------                                  ==========     ============   ============

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #5
--------------------------------------------------------------------------------


[6] INTANGIBLE ASSETS [CONTINUED]

The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of June 30, 2004 is a follows:

YEAR ENDED
 JUNE 30,
----------
   2005                         $     1,000
   2006                               1,000
   2007                               1,000
   2008                               1,000
   2009                                 167
   Thereafter                            --
                                -----------

   TOTAL                        $     4,167
   -----                        ===========

For the years ended June 30, 2004, 2003 and 2002, amortization expense of intangible assets were $1,000, $1,000 and $13,971, respectively.

[7] COMMITMENTS AND RELATED PARTY TRANSACTIONS

[A] LEASING AGREEMENTS - In April 2004, the Company terminated its prior lease and entered into a new leasing agreement with East Coast Property Management, LLC, a related party, to lease its office and warehouse space through February 2011. East Coast Property Management is owned by the President and
Vice-President of the Company. Terms of this operating lease agreement were similar to the prior lease and provide for rent payments of $165,719 per annum for the first two years of the agreement, and $185,605 per annum for the remaining 5 years.

In addition to the annual base rent, the office and warehouse real estate lease requires the Company to pay for certain contingent expenses such as building maintenance, insurance and real estate taxes. Total contingent lease expenses were $155,620, $133,856 and $121,918 for the years ended June 30, 2004, 2003 and
2002, respectively.

The Company maintains two operating leases for several pieces of office equipment that expire in 2005 and 2007. Office equipment lease expense, including contingent usage charges, was $13,517, $12,977 and $11,740 for the years ended June 30, 2004, 2003 and 2002, respectively.

The fixed annual base rent [exclusive of an annual cost of living adjustment and contingent usage charges] of the office, warehouse and equipment leases for the next five (5) years are as follows:

YEAR ENDED                                        REAL         OFFICE
 JUNE 30,                                        ESTATE       EQUIPMENT
 --------                                        ------       ---------

   2005                                      $    165,719   $     10,860
   2006                                           172,348          7,010
   2007                                           185,605          5,550
   2008                                           185,605             --
   2009                                           185,605             --
   Thereafter                                     309,342             --
                                             ------------   ------------

     TOTALS                                  $  1,204,224   $     23,420
     ------                                  ============   ============

Total rent expense was $179,233, $178,691 and $179,482 for the years ended June 30, 2004, 2003 and 2002, respectively.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #6
--------------------------------------------------------------------------------

[7] COMMITMENTS AND RELATED PARTY TRANSACTIONS [CONTINUED]

[B] EMPLOYMENT AGREEMENTS - Effective July 1995, the Company entered into five [5] year employment agreements with two officers of the Company which provide for salaries of $135,000 and $250,000. In January 2001, these two employment agreements were renewed for an additional five [5] year period through June 2005. Provisions of the renewed agreements provide for annual salaries of $165,000 and $300,000. In addition, the renewed agreements continue to provide for a "Performance Bonus" based on percentages of two (2) to six (6) percent applied to certain levels of the Company pre-tax profits. The bonus expense recorded was approximately $-0-, $-0- and $72,000 for the years ended June 30, 2004, 2003 and 2002, respectively. In November 2003, the Company executed an addendum to the employment agreements which extend the provisions of the agreement through June 2008.

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

[C] FLOOR PLAN PAYABLE - The Company finances inventory purchases through a floor plan wholesale credit line with a finance company, which is secured by substantially all assets of the Company. At June 30, 2004, the Company had a maximum credit line of $4,500,000, of which $3,447,979 was unused. Provisions of the floor plan agreement provide that the lender may at its sole discretion from time to time determine the maximum amount of financing which it elects to extend based on certain eligible inventory and accounts receivable balances. The outstanding borrowing under the credit line at June 30, 2004 and 2003 was $1,052,021 and $549,826, respectively. Payments on the credit line are due currently and are interest free for a 30 day period. If not repaid in full, interest is calculated based on the average daily outstanding balance under the line of credit at a rate of the greater of 6% or the prime rate. Purchases made under the credit lines were repaid in full within the 30 day interest free repayment period during fiscal 2004, 2003 and 2002. Accordingly, no interest expense has been incurred for the years ended June 30, 2004, 2003 and 2002. The prime rate and the weighted average interest rate were approximately 4.25%, 4.00% and 4.75%, respectively at June 30, 2004, 2003 and 2002.

[8] INCOME TAXES

The provision for income taxes is summarized as follows:

                                                          Years ended
                                                            June 30,
                                                            --------
                                                            2 0 0 2
                                                            -------
Federal:
   Current                                                $    257,636
   Deferred                                                     52,635
                                                          ------------

   Federal Provision                                           310,271
                                                          ------------

State:
   Current                                                      65,891
   Deferred                                                      9,289
                                                          ------------

   State Provision                                              75,180
                                                          ------------

   INCOME TAX EXPENSE                                     $    385,451
   ------------------                                     ============

Deferred income taxes arise from temporary differences including depreciation, inventory reserves, allowance for doubtful accounts and expense accruals.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #7
--------------------------------------------------------------------------------

[8] INCOME TAXES [CONTINUED]

The deferred tax asset and liability in the accompanying consolidated balance sheets include the following components:

                                                           JUNE 30,
                                                           --------
                                                    2 0 0 4        2 0 0 3
                                                    -------        -------

Net Operating Loss [NOL] Carry Forwards          $     972,020   $     551,638
Accounts Receivable Allowance                           42,000          40,000
Inventory Allowance                                     12,000          18,000
Accrued Expenses                                        27,876          10,500
Other Temporary Differences                             23,270          54,717
                                                 -------------   -------------

Deferred Tax Assets [Current]                        1,077,166         674,855
Valuation Allowance                                   (881,517)       (479,206)
                                                 -------------   -------------

   NET DEFERRED TAX ASSET                        $     195,649   $     195,649
   ----------------------                        =============   =============

Deferred Tax Liabilities [Non-Current]:

   Depreciation and Amortization                 $      30,976   $      30,976
                                                 =============   =============

The future realization of the deferred tax assets related to federal and state NOL carryforwards is contingent upon the Company's future results of operations. The Company performs an analysis each year to determine if future income will more likely than not be sufficient to realize the recorded deferred tax asset. Management has established a deferred tax valuation on a portion of the deferred tax asset which may not be realized. The amount of the deferred tax asset considered realizable. Could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At June 30, 2004, the Company had approximately $2,430,000 of federal and state net operating losses with the following fiscal year expiration dates.

YEAR ENDED
 JUNE 30,
----------
   2023                                           $  1,379,000
   2024                                              1,051,000
                                                  ------------

   TOTAL                                          $  2,430,000
   -----                                          ============

For the years ended June 30, 2004 and 2003, the Company increased the valuation allowance on the deferred tax asset by $402,311 and $479,206, respectively.

The following is a reconciliation of income taxes at the U.S. statutory tax rate to the taxes actually provided:

                                                                 Y e a r s  e n d e d
                                                      ----------------------------------------
                                                                     J u n e  3 0,
                                                      ----------------------------------------
                                                        2 0 0 4         2 0 0 3      2 0 0 2
                                                        -------         -------      -------
U.S. Statutory Rate Applied to Pretax Income                (35.0)%        (35.0)%        32.0%
State Taxes                                                    --             --           5.3
Other Permanent Differences                                    --             --          (1.0)
Effect of Valuation Allowance                                35.0           35.0          (1.0)
                                                      -----------    -----------    ----------

   INCOME TAX EXPENSE                                          --%            --          36.3%
   ------------------                                 ===========    ===========    ==========

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #8
--------------------------------------------------------------------------------

[9] EARNINGS PER SHARE

The following table reconciles the denominator of the diluted earnings per share computation as shown in the consolidated statement of operations.

                                                                         YEARS ENDED JUNE 30,
                                                            ------------------------------------------------
                                                               2 0 0 4          2 0 0 3            2 0 0 2
                                                               -------          -------            -------

Diluted EPS Calculation:
   Weighted Average Basic Common Shares Outstanding             4,779,973        4,774,804         4,774,804
   Weighted Average Effect of Common Stock Options                     --               --           152,421
                                                            -------------    -------------     -------------

   WEIGHTED AVERAGE DILUTED COMMON AND
     COMMON EQUIVALENT SHARES                                   4,779,973        4,774,804         4,927,225
     ------------------------                               =============    =============     =============

Diluted EPS presented for the years ended June 30, 2004 and 2003 does not include the effect of common stock options because the result would be anti-dilutive.

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

                                                            YEARS ENDED JUNE 30,
                                                 ------------------------------------------
                                                   2 0 0 4        2 0 0 3         2 0 0 2
                                                   -------        -------         -------
Net Income:
   Reported Net [Loss] Income                    $(1,129,549)  $ (1,212,629)   $    670,497
   Add Back:  Goodwill Amortization                       --             --          12,971
                                                 -----------   ------------    ------------

   Adjusted Net [Loss] Income                    $(1,129,549)  $ (1,212,629)   $    683,468
                                                 ===========   ============    ============

Basic Earnings Per Share:
   Reported Net [Loss] Income                    $      (.24)   $      (.25)   $        .14
   Goodwill Amortization                                   --             --             --
                                                 ------------   ------------   ------------

   Adjusted Net [Loss] Income                    $      (.24)   $      (.25)   $        .14
                                                 ===========   ============    ============


Dilute Earnings Per Share:
   Reported Net [Loss] Income                    $      (.24)   $      (.25)   $        .14
   Goodwill Amortization                                   --             --             --
                                                 ------------   ------------   ------------

   ADJUSTMENT NET [LOSS] INCOME                  $      (.24)  $       (.25)   $        .14
                                                 ===========   ============    ============

[10] DEFINED CONTRIBUTION PLANS

The Company adopted a defined contribution [401(k)] plan covering all eligible employees. Under the terms of the Plan, participating employees elect to contribute a portion of their salaries to the Plan. The Company matches up to a certain percentage of the employees' contribution. Expense for the years ended June 30, 2004, 2003 and 2002 was $71,211, $46,140 and $47,856, respectively.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #9
--------------------------------------------------------------------------------

[11] STOCKHOLDERS' RIGHTS PLAN AND 2000 STOCK OPTION PLAN

On February 6, 1990, the Board of Directors adopted a Stockholders' Rights Plan, which entitles the Right holder, upon the occurrence of specified triggering events, i.e., the acquisition by a person or group of beneficial ownership of 20% or more of outstanding shares; the commencement of a tender offer for 20% or more of outstanding shares [unless an offer is made for all outstanding shares at a price deemed by the Continuing Board to be fair and in the best interest of stockholders] and the determination by the Board that a person is an "Adverse Person," as defined in the Rights Agreement to purchase one share of common stock at an exercise price of $7.50 per share, or in certain "take over" situations, common stock equal in value to two times the exercise price. Subsequent to a triggering event, if the Company is acquired in a merger or other business transaction in which the Company is not the surviving corporation [unless Board approved], or 50% or more of the Company's assets or earning power is sold or transferred, each holder of a Right shall have the right to receive upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right. The Rights may be redeemed by the Company for $.01 per Right at any time prior to the determination of the Board that a person is an Adverse Person or ten days following a public announcement of the acquisition of, or commencement of a tender offer for, 20% of the outstanding common stock. The Rights initially expired in February 2000, but were extended to February 2010. No rights were outstanding under the Stockholders Rights Plan as of June 30, 2004.

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

Information related to stock options granted in connection with 2000 Stock Option Plan is as follows:

                                            2000  P L A N
                                     ---------------------------------
                                                         WEIGHTED
                                      NUMBER OF          AVERAGE
                                        SHARES        EXERCISE PRICE
                                        ------        --------------

Outstanding - June 30, 2001                362,000    $          .88
   Granted                                      --                --
   Exercised                                    --                --
   Forfeited/Canceled                           --                --
                                     -------------    --------------

Outstanding - June 30, 2002                362,000               .88
   Granted                                      --                --
   Exercised                                    --                --
   Forfeited/Canceled                       (8,500)              .88
                                     -------------    --------------

Outstanding - June 30, 2003                353,500               .88
   Granted                                      --                --
   Exercised                               (31,000)              .88
   Forfeited/Canceled                           --                --
                                     -------------    --------------

   OUTSTANDING - JUNE 30, 2004             322,500    $          .88
   ---------------------------       =============    ==============

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #10
--------------------------------------------------------------------------------

[11] STOCKHOLDERS' RIGHTS PLAN AND 2000 STOCK OPTION PLAN [CONTINUED]

The following is a transaction summary on non-incentive stock options granted to non-employees at fair market value of the common stock at date of grant:

                                                            WEIGHTED
                                          NUMBER OF          AVERAGE
                                           SHARES        EXERCISE PRICE
                                           ------        --------------

Outstanding - June 30, 2001                    75,000    $         1.59
   Granted                                         --                --
   Exercised                                       --                --
   Forfeited/Canceled                              --                --
                                        -------------    --------------

Outstanding - June 30, 2002                    75,000              1.59
   Granted                                         --                --
   Exercised                                       --                --
   Forfeited/Canceled                              --                --
                                        -------------    --------------

Outstanding - June 30, 2003                    75,000              1.59
   Granted                                         --                --
   Exercised                                       --                --
   Forfeited/Canceled                              --                --
                                        -------------    --------------

OUTSTANDING - JUNE 30, 2004                    75,000    $         1.59
---------------------------             =============    ==============

The following table summarizes information about stock options outstanding at June 30, 2004:

                                                    OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                       ------------------------------------------        -------------------
                                                         WEIGHTED-
                                                          AVERAGE       WEIGHTED-                  WEIGHTED-
                                                         REMAINING       AVERAGE                    AVERAGE
                 RANGE OF                NUMBER         CONTRACTUAL     EXERCISE      NUMBER       EXERCISE
              EXERCISE PRICES          OF OPTIONS          LIFE           PRICE     OF OPTIONS       PRICE
              ---------------          ----------          ----           -----     ----------       -----
                    $.88                322,500            6.5             $.88       225,750         $.88
                   $1.59                 75,000            6.5            $1.59        75,000        $1.59

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

                                                     2 0 0 4      2 0 0 3       2 0 0 2
                                                     -------      -------       -------
Expected Option Term (Years)                               --           --             --
Risk-Free Interest Rate (%)                                --           --             --
Expected Volatility (%)                                    --           --             --
Dividend Yield (%)                                         --           --             --
Weighted Average Fair Value of Options Granted      $      --    $      --      $      --

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #11
--------------------------------------------------------------------------------

[11] STOCKHOLDERS' RIGHTS PLAN AND 2000 STOCK OPTION PLAN [CONTINUED]

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

                                                     2 0 0 4          2 0 0 3        2 0 0 2
                                                     -------          -------        -------
Net [Loss] Income:
   As Reported                                   $  (1,129,549)   $  (1,212,629)  $    670,497
   Compensation Expense for Stock Options                   --               --             --
                                                 -------------    -------------   ------------

   Pro Forma Net [Loss] Income                   $  (1,129,549)   $  (1,212,629)  $    670,497
                                                 =============    =============   ============

Basic [Loss] Earnings Per Share as Reported       $      (.24)    $       (.25)   $        .14
Pro Forma Basic [Loss] Earnings Per Share         $      (.24)    $       (.25)   $        .14
Diluted [Loss] Earnings Per Share as Reported     $      (.24)    $       (.25)   $        .14
Pro Forma Diluted [Loss] Earnings Per Share       $      (.24)    $       (.25)   $        .14

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

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #12
--------------------------------------------------------------------------------

[13] CAPITAL TRANSACTIONS

In April 2004, the Board of Directors approved a cash dividend of $.07 per share payable on June 1, 2004 to all stockholders of record as of May 14, 2004. Based on the number of share outstanding as of May 14, 2004, the cash dividend amount to approximately $336,060. The cash dividend was recorded as a reduction of the Company's retained earnings. No cash dividends were declared or paid on the treasury stock.

During the fourth quarter of fiscal 2004, the Company recorded the constructive retirement of 109,500 shares of treasury stock. The treasury stock retired had a cost basis of $155,365.

[14] SIGNIFICANT CUSTOMERS

Significant customers who on an individual basis accounted for more than 10% of total revenues during fiscal 2004, 2003 and 2002 were as follows:

                                                 YEARS ENDED
                              --------------------------------------------------
                                                  JUNE 30,
                              --------------------------------------------------
CUSTOMER                           2 0 0 4          2 0 0 3          2 0 0 2
--------                           -------          -------          -------

   A                          $     6,732,000   $   7,500,000    $   6,500,000
   B                                       --              --       16,000,000
                              ---------------   -------------    -------------

                              $     6,732,000   $   7,500,000    $  22,500,000
                              ===============   =============    =============

Significant customers who on an dividual basis accounted for more than 10% of accounts receivable at June 30, 24 and 2003 were as follows:

                                         JUNE 30,
                                         --------
Customer                           2 0 0 4          2 0 0 3
--------                           -------          -------

   A                          $     1,066,000   $   1,415,000
   B                                       --         515,000
   C                                       --         545,000
                              ---------------   -------------

                              $     1,066,000   $   2,475,000
                              ===============   =============

[15] BUYING AGREEMENT

During the year ended June 30, 2004 and 2003, the Company purchased approximately $6,000,000 and $6,250,000 of hardware from one vendor at discounted prices under a buying agreement. Should the buying agreement be terminated, the Company may not be able to obtain purchases from another supplier at comparable terms.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #13
--------------------------------------------------------------------------------

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

[17] NEW AUTHORITATIVE PRONOUNCEMENTS

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

Statement No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. Most of the guidance in Statement No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company's results of operations or financial position.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #14
--------------------------------------------------------------------------------


[18] SELECTED QUARTERLY FINANCIAL DATA [UNAUDITED]

                                                         THREE MONTHS ENDED
                              -------------------------------------------------------
                               SEPTEMBER 30,  DECEMBER 31,   MARCH 31,      JUNE 30,         FISCAL YEAR
                               -------------  ------------   ---------      --------         -----------
                                  2 0 0 3       2 0 0 3      2 0 0 4        2 0 0 4            2 0 0 4
                                  -------       -------      -------        -------            -------
Net Revenues                   $ 9,848,432   $  7,617,621  $ 7,596,887   $  5,536,724       $  30,599,664
Gross Profit                   $ 1,794,509   $  1,409,232  $ 1,261,068   $    293,520       $   4,758,329
Net Income [Loss]              $    37,909   $   (190,898) $  (450,029)  $   (526,531)      $  (1,129,549)
Net Income [Loss] Per
   Common Share:
   Basic and Diluted           $       .01   $       (.04) $      (.09)  $       (.12)       $      (.24)

                                                         THREE MONTHS ENDED
                              -------------------------------------------------------
                               SEPTEMBER 30,  DECEMBER 31,   MARCH 31,      JUNE 30,         FISCAL YEAR
                               -------------  ------------   ---------      --------         -----------
                                  2 0 0 2       2 0 0 2      2 0 0 3        2 0 0 3            2 0 0 3
                                  -------       -------      -------        -------            -------
Net Revenues                   $ 9,634,231   $  7,386,691  $ 6,855,853   $  7,736,080       $  32,799,020
Gross Profit                   $ 1,588,206   $  1,314,724  $ 1,040,413   $  1,041,083       $   5,505,892
Net Income [Loss]              $    33,990   $        343  $  (444,830)  $   (609,611)      $  (1,212,629)
Net Income [Loss] Per
   Common Share:
   Basic and Diluted           $       .01   $         --  $      (.09)  $       (.13)       $  (.25)

                                                         THREE MONTHS ENDED
                              -------------------------------------------------------
                               SEPTEMBER 30,  DECEMBER 31,   MARCH 31,      JUNE 30,         FISCAL YEAR
                               -------------  ------------   ---------      --------         -----------
                                  2 0 0 1       2 0 0 1      2 0 0 2        2 0 0 2            2 0 0 2
                                  -------       -------      -------        -------            -------
Net Revenues                   $17,076,390   $ 14,438,077  $ 9,607,548   $  9,770,080       $  50,892,095
Gross Profit                   $ 1,972,427   $  2,084,809  $ 2,012,241   $  1,901,672       $   7,971,837
Net Income                     $   225,960   $    176,023  $   132,625   $    134,969       $    670,497
Net Income Per
   Common Share
   Basic and Diluted           $       .05   $        .04  $       .03   $        .02       $         .14






                              . . . . . . . . . . .

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of TransNet Corporation and Subsidiary
   Somerville, New Jersey

Our report on our audit of the basic financial statements of TransNet Corporation and subsidiary appears on page F-1. That audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commissions Rules and Regulations under the Securities Exchange Act of 1934 and is not otherwise a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





                                             MOORE STEPHENS, P. C.
                                             Certified Public Accountants.
Cranford, New Jersey
August 4, 2004

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002.
--------------------------------------------------------------------------------


              (a)                                     (b)               (c)                 (d)              (e)

                                                  BALANCE AT       CHARGED TO        DEDUCTIONS           BALANCE
                                                  BEGINNING         COST AND        TO VALUATION           AT END
          DESCRIPTION                             OF PERIOD         EXPENSES          ACCOUNTS           OF PERIOD
          -----------                             ---------         --------          --------           ---------
Year Ended June 30, 2004
   Allowance for Doubtful Accounts              $    100,000      $      5,000      $         --        $    105,000
   Deferred Tax Asset Valuation
     Allowance                                       479,206           402,311                --             881,517
   Inventory Reserve                                  45,000                --           (15,000)             30,000
                                                ------------      ------------      ------------        ------------

   TOTALS                                       $    624,206      $    407,311      $    (15,000)       $  1,016,517
   ------                                       ============      ============      ============        ============

Year Ended June 30, 2003
   Allowance for Doubtful Accounts              $    107,000      $         --      $     (7,000)       $    100,000
   Deferred Tax Asset Valuation
     Allowance                                            --           479,206                --             479,206
   Inventory Reserve                                  60,000                --           (15,000)             45,000
                                                ------------      ------------      ------------        ------------

   TOTALS                                       $    167,000      $    479,206      $    (22,000)       $    624,206
   ------                                       ============      ============      ============        ============

Year Ended June 30, 2002
   Allowance for Doubtful Accounts              $    102,728      $      4,272      $         --        $    107,000
   Deferred Tax Asset Valuation
     Allowance                                            --                --                --                  --
   Inventory Reserve                                  60,000                --                --              60,000
                                                ------------      ------------      ------------        ------------

   TOTALS                                       $    162,728      $      4,272      $         --        $    167,000
   ------                                       ============      ============      ============        ============