Form 10-Q
period 2004-09-30
TRANSNET CORP
filed 2004-11-15
CIK 99313

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
                               ------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________________to _________________

For Quarter Ended September 30, 2004
                  ------------------


                              TRANSNET CORPORATION
                             ----------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                             22-1892295
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

45 Columbia Road, Somerville, New Jersey                 08876-3576
----------------------------------------                -------------
(Address of principal executive offices)                 (Zip Code)

Registrant's Telephone Number, Including Area Code:  908-253-0500
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

       Yes               No  X
           ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 7, 2004: 4,805,804.

                              TRANSNET CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                Page No.
                                                                                --------

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Consolidated Balance Sheets
                  September 30, 2004 (unaudited) and June 30, 2004                 1


         Consolidated Statements of Operations
                  Three Months Ended September 30, 2004 and 2003 (unaudited)       2


         Consolidated Statements of Cash Flows
                  Three Months Ended September 30, 2004 and 2003 (unaudited)       3


         Notes to Consolidated Financial Statements (unaudited)                    4


     Item 2.  Management's Discussion and Analysis                                 6

     Item 4.  Controls and Procedures                                              9


PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                                     11

     Signatures                                                                   11
     Certifications                                                               12



                                      i.

                       TRANSNET CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                  September 30,            June 30,
                                                                       2 0 0 4              2 0 0 4
                                                                       -------              -------
                                                                    (unaudited)

ASSETS:
CURRENT ASSETS
   Cash and Cash Equivalents                                      $   3,782,899        $   7,064,644
   Accounts Receivable - Net                                          6,598,879            3,902,458
   Inventories                                                        1,596,499            1,131,503
   Other Current Assets                                                  72,382                    0
   Deferred Tax Asset                                                   320,051              195,649
                                                                  -------------        -------------

   TOTAL CURRENT ASSETS                                           $  12,370,710        $  12,294,254

PROPERTY AND EQUIPMENT - NET                                            546,739              438,251


OTHER ASSETS                                                            255,369              231,104
                                                                  -------------        -------------

   TOTAL ASSETS                                                   $  13,172,818        $  12,963,609
                                                                  =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts Payable                                               $     820,083        $     364,228
   Accrued Expenses                                                     177,676              210,022
   Income Taxes Payable                                                   6,830                9,826
   Floor Plan Payable                                                   662,695            1,052,021
                                                                  -------------        -------------

   TOTAL CURRENT LIABILITIES                                      $   1,667,285            1,636,097
                                                                  -------------        -------------

DEFERRED TAX LIABILITY                                                   44,598               30,976

COMMITMENTS AND CONTINGENCIES                                                --                   --

STOCKHOLDERS' EQUITY:
   Capital Stock - Common, $.01 Par Value, Authorized
   15,000,000 Shares; Issued 7,391,024 Shares
     [of which 2,585,220 are in Treasury]                                73,910               73,910

   Paid-in Capital                                                   10,559,445           10,559,445

   Retained Earnings                                                  7,980,416            7,816,016
                                                                  -------------        -------------

   Totals                                                            18,613,771           18,375,461
   Less:  Treasury Stock - At Cost                                   (7,152,835)          (7,152,835)
                                                                  -------------        -------------

   TOTAL STOCKHOLDERS' EQUITY                                        11,460,936           11,296,536
                                                                  -------------        -------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  13,172,818        $  12,963,609
                                                                  =============        =============

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                            --------------------------------
                                                              2004                    2003
                                                              ----                    ----

REVENUE
Equipment                                               $   6,616,088            $   5,339,535
Services                                                    4,077,139                4,294,696
                                                        -------------            -------------

Total Revenue:                                             10,693,227                9,634,231
                                                        -------------            -------------


COST OF REVENUE
Equipment                                                   6,034,003                4,752,503
Services                                                    2,914,004                3,293,522
                                                        -------------            -------------

Total Cost of Revenue                                       8,948,007                8,046,025
                                                        -------------            -------------

Gross Profit                                                1,745,220                1,588,206

Selling, General and Administrative Expenses                1,701,748                1,577,909
                                                        -------------            -------------


Operating Income                                               43,472                   10,297
                                                        -------------            -------------

Other Income
     Interest Income                                           10,147                   23,693
                                                        -------------            -------------

Total Other Income - Net                                       10,147                   23,693
                                                        -------------            -------------

Income Before Tax Expense                                      53,619                   33,990

Income Tax (Benefit)                                         (110,781)                      --
                                                        --------------           -------------

Net Income                                              $     164,400            $      33,990
                                                        =============            =============

Basic Net Income Per Common Share                       $        0.03            $        0.01
                                                        =============            =============

Diluted Net Income Per Common Share                     $        0.03            $        0.01
                                                        =============            =============

Weighted Average Common shares Outstanding-Basic            4,805,804                4,774,804
                                                        =============            =============
Weighted Average Common shares Outstanding-Diluted          4,936,547                4,899,569
                                                        =============            =============

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                                 2004                  2003
                                                                 ----                  ----
OPERATING ACTIVITIES:
       Net Income                                           $     164,400        $       33,990
                                                            -------------        --------------
       Adjustments to Reconcile Net Income to Net Cash:
       Depreciation and Amortization                               40,951                40,047
       Provision for Doubtful Accounts                             15,000                15,000
       Deferred Tax Benefit                                     (110,781)                    --

Changes in Assets and Liabilities
       (Increase) Decrease in:
       Accounts Receivable                                     (2,711,421)             (537,885)
       Inventory                                                 (464,996)             (450,565)
       Other Current Assets                                       (72,382)             (101,279)
       Other Assets                                               (24,514)               (1,176)

Increase (Decrease) in:
       Accounts Payable and Accrued
         Expenses                                                 423,510               107,855
       Other Current Liabilities                                       --                (3,012)
       Income Tax Payable                                          (2,996)                   --
       Total Adjustments                                       (2,907,629)             (931,015)
                                                            --------------       ---------------

NET CASH-OPERATING ACTIVITIES                                  (2,743,229)             (897,025)
                                                            --------------       ---------------
Investing Activities:
       Capital Expenditures                                      (149,190)              (13,799)
                                                            --------------       ---------------
Net Cash-Investing Activities                                    (149,190)              (13,799)

Financing Activities:
Floor Plan Payable-Net                                           (389,326)            (199,378)
                                                            --------------       --------------

Net Cash-Financing Activities                                    (389,326)            (199,378)
                                                            --------------       --------------

Net (Decrease) In Cash and Cash Equivalents                 $  (3,281,745)       $  (1,110,202)

Cash and Cash Equivalents-Beginning of periods              $   7,064,644        $    6,935,623
                                                            -------------        --------------

Cash and Cash Equivalents-End of periods                    $   3,782,899        $    5,825,421
                                                            -------------        --------------

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest                                                    $          --        $           --
Income Taxes                                                $          --        $           --

See Notes to Consolidated Financial Statements

                       TRANSNET CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

 (1.)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a) Consolidation: The consolidated financial statements include the accounts of TransNet Corporation ) and its wholly owned subsidiary, Century American Corporation (collectively the "Corporation ). Intercompany transactions and accounts have been eliminated in consolidation.

       (b) Inventory: Inventory consists of finished goods. The Corporation's inventory is valued at the lower of cost (determined on the average cost basis) or market.

       (c) Cash and Cash Equivalents: For the purposes of the statement of cash flows, the Corporation considers highly liquid debt instruments, purchased with a maturity of three months or less, to be cash equivalents.

       (d) Earnings Per Share: Earnings per common share - basic are based on 4,805,804 weighted shares outstanding for the three-month period ended September 30, 2004 and 4,774,804 for the three-month period ended September 30, 2003. Earnings per common share - diluted are based on 4,936,547 weighted shares outstanding for the three-month period ended September 30, 2004 and on 4,899,569 weighted shares outstanding for the three-month period ended September 30, 2003.

       (e) In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting only of normal recurring adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented.

       (f) These statements should be read in conjunction with the summary of significant accounting policies and notes contained in the Corporation's annual report on Form 10-K for the year ended June 30, 2004.

       (g) The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

       (h) In December 2003, FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. This Interpretation replaces Interpretation46 Consolidation of Variable Interest entities, an interpretation of ARB 51, which was issued in January 2003. The Corporation will be required to apply Interpretation No. 46R to variable interests in variable interest entities created after December 31, 2003. For variable interests in variable interest entities created before January 1, 2004, Interpretation No. 46R will be applied beginning on February 1, 2004. The Corporation currently does not have any controlling financial interests that are within the scope of this Interpretation.

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

       (i) At September 30, 2004, the Corporation had two stock-based employee compensation plans. The Corporation accounts for those plans under the measurement principals of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise equal to the market value of the underlying common stock on the date of grant. The following table illustrated the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123 To stock-based employee compensation.

                                                          Three Months Ended
                                                            September 30,
                                                      -------------------------
                                                         2004          2003
                                                      ------------ ------------
       Net Income:
         As Reported                                   $164,400      $33,990


       Deduct: Stock Based Employee
       compensation expense determined
       under the fair value based method-Net of Tax     ($7,929)           -

                                                      ------------ ------------

       Pro - Forma Net Income                           156,471       33,990
                                                      ============ ============

       Basic Earnings Per Share:
         As Reported                                      $0.03        $0.01
         Pro-Forma                                        $0.03        $0.01

       Diluted Earnings Per Share:
         As Reported                                      $0.03        $0.01
         Pro-Forma                                        $0.03        $0.01

(2.)   INCOME TAXES

       At September 30, 2004, the Corporation had a deferred tax asset of $320,051 and a deferred tax liability of $44,598 based upon temporary timing differences including inventory capitalization, allowance for doubtful accounts, and depreciation.

       For the three months ended September 30, 2004, the Corporation had net income of $164,400 which included an income tax benefit of approximately $111,000. The income tax benefit was primarily derived from the Corporation decreasing the deferred tax asset valuation allowance recorded at June 30, 2004. The decrease in the deferred tax asset valuation allowance was recorded in proportion to those existing net operating losses that the Company currently expects to realize in connection with certain IRS carryback provisions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues and earnings remained at virtually the same levels in the quarters ended September 30 for both fiscal 2004 and fiscal 2003. Revenues for the quarter ended September 30, 2004 were $10,693,227, an increase compared with $9,634,231 for the quarter ended September 30, 2003. The increase was attributable to increased hardware sales. For the quarter ended September 30, 2003 the Corporation reported net income of $164,400 as compared with net income of $33,990 for the corresponding period in 2003. The net income for quarter ended September 30, 2004 included a deferred tax benefit of $110, 781.

The earnings for the quarter ended September 30, 2004 increased over the earnings from the same period in the prior year due to the increased revenues, as well as the income tax benefit. The income tax benefit was primarily derived from the Company decreasing the deferred tax asset valuation allowance recorded at June 30, 2004. The decrease in the deferred tax asset valuation allowance was recorded in proportion to those existing net operating losses that the Company currently expects to realize in connection with certain IRS carryback provisions. Earnings in the quarter ended September 30, 2003 mark a return to profitability for the Corporation. Although requests for quotations have increased in the past few months and management is cautiously optimistic, management cannot give assurances that the quotations will produce orders in all cases. Management concentrates it efforts on technical service and support, and on sales of network and system integration products which yield higher profit margins, and continues its adherence to and implementation of cost control measures. Service and training related revenues are significant in their contributions to earnings because these operations yield a higher profit margin than equipment sales. For the quarter ended September 30, 2003, the revenues from the provision of service, support, outsourcing and network integration is largely the result of the Corporation renewing and/or entering into service contracts with a number of large corporate customers. Many of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

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

Selling, general and administrative expenses remained relatively constant at 16% of revenues for the fiscal 2005 quarter despite slightly increased costs, as compared to approximately 17% of revenue for the September 2003 quarter. Management continues its efforts to control and reduce administrative and personnel related costs.

Interest income decreased in the 2004 quarter as compared to 2003 primarily due to a lesser amount of cash invested.

LIQUIDITY AND CAPITAL RESOURCES

There are no material commitments of the Corporation's capital resources.

The Corporation currently finances a portion of its accounts receivable and finances purchases of portions of its inventory through floor-planning arrangements under which such inventory secures the amount outstanding. Floor planning payables decreased in the 2004 period compared to the same period in 2003 as the result of purchases conducted through other channels. Inventory increased in the quarter ended September 30, 2004 as compared to the corresponding period in 2003 as a result of purchase orders received at the end of the quarter.

Accounts receivable increased for the quarter ended September 30, 2004 as compared to the same period in 2003 as a result of increased sales. Accounts payable increased in the first quarter of fiscal 2004 as compared to the same quarter in fiscal 2003 as a direct result of the increase in inventory at the end of the quarter. Corresponding with the increased accounts receivables, cash levels decreased in the three months ended September 30, 2004 as compared to the same period in 2003, as funds were used to finance hardware sales.

For the fiscal quarter ended September 30, 2004, as in the fiscal quarter ended September 30, 2003, the internal resources of the Corporation were sufficient to enable the Corporation to meet its obligations.

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

B.  REPORTS ON FORM 8-K -

     On September 4 and 11, 2004, respectively, the Corporation filed a Form 8-K, Item 9.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TRANSNET CORPORATION
                                      (Registrant)

                                      /s/ STEVEN J. WILK
                                      ------------------------------------------
                                      Steven J. Wilk, President and
                                      Chief Executive Officer


                                      /s/ JOHN J. WILK
                                      ------------------------------------------
                                      John J. Wilk,
                                      Principal Financial and Accounting Officer
                                      and Chairman of the Board of Directors


DATE:  November 12, 2004