Form 10-Q
period 2004-12-31
TRANSNET CORP
filed 2005-02-14
CIK 99313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2004
                               -----------------

                                       Or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to _________________

Commission File No.        0-8693
                    ----------------------


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

                                                                Yes _X_   No ___

Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Exchange Act)

                                                                Yes ___   No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 8, 2005: 4,818,304.

                              TRANSNET CORPORATION
                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION
-------  ---------------------

         Consolidated Balance Sheets
                December 31, 2004 (unaudited)  and June 30, 2003               1


         Consolidated Statements of Operations (unaudited)
                Three Months Ended December 31, 2004 and 2003                  2
                Six Months Ended December 31, 2004 and 2003                    3


         Consolidated Statements of Cash Flows (unaudited)
                Six Months Ended December 31, 2004 and 2003                    4


         Notes to Consolidated Financial Statements                            5


     Item 2.  Management's Discussion and Analysis                             8


     Item 4.  Controls and Procedures                                         11


PART II.  OTHER INFORMATION
--------  -----------------

     Item 6. Exhibits and Reports on Form 8-K                                 12

     Signatures                                                               12
     Certifications                                                           13







                                       i.

                       TRANSNET CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                 December 31,         June 30,
                                                    2 0 0 4           2 0 0 4
                                                 ------------      ------------
                                                 (unaudited)
ASSETS:
CURRENT ASSETS
   Cash and Cash Equivalents                     $  5,789,538      $  7,064,644
   Accounts Receivable - Net                        3,910,243         3,902,458
   Inventories                                      1,456,009         1,131,503
   Other Current Assets                                88,376                 0
   Deferred Tax Asset                                 458,076           195,649
                                                 ------------      ------------

   TOTAL CURRENT ASSETS                          $ 11,702,242      $ 12,294,254

PROPERTY AND EQUIPMENT - NET                          534,461           438,251


OTHER ASSETS                                          324,150           231,104
                                                 ------------      ------------

   TOTAL ASSETS                                  $ 12,560,853      $ 12,963,609
                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts Payable                              $    600,570      $    364,228
   Accrued Expenses                                   136,009           210,022
   Income Taxes Payable                                    --             9,826
   Floor Plan Payable                                 446,330         1,052,021
                                                 ------------      ------------

   TOTAL CURRENT LIABILITIES                     $  1,182,909         1,636,097

DEFERRED TAX LIABILITY                                 58,220            30,976

COMMITMENTS AND CONTINGENCIES                              --                --

STOCKHOLDERS' EQUITY:
   Capital Stock - Common, $.01 Par Value,
   Authorized 15,000,000 Shares; Issued
   7,391,024 Shares at December 31, 2004
   and June 30, 2004
      [of which 2,585,220 are in Treasury
      as December 31, 2004 and June 30, 2004]          73,910            73,910

   Paid-in Capital                                 10,559,445        10,559,445

   Retained Earnings                                7,839,204         7,816,016
                                                 ------------      ------------

   Totals                                          18,472,559        18,375,461
   Less:  Treasury Stock - At Cost                 (7,152,835)       (7,152,835)
                                                 ------------      ------------

   TOTAL STOCKHOLDERS' EQUITY                      11,319,724        11,296,536
                                                 ------------      ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 12,560,853      $ 12,963,609
                                                 ============      ============

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   2 0 0 4           2 0 0 3
                                                 ------------      ------------
Revenue
   Equipment                                     $  3,872,927      $  3,492,342
   Service                                          3,790,351         3,894,349
                                                 ------------      ------------

Total Revenue                                       7,663,278        7, 386,691
                                                 ------------      ------------

Cost of Revenue
   Equipment                                        3,570,140         3,176,402
   Service                                          2,746,990         2,895,565
                                                 ------------      ------------

Total Cost of Revenue                               6,317,130         6,071,967
                                                 ------------      ------------

Gross Profit                                        1,346,148         1,314,724

Selling, General and Administrative Expenses        1,622,443         1,327,019
                                                 ------------      ------------

Operating (Loss)                                     (276,295)          (12,295)

Other Income
   Interest Income                                     10,680            12,638
                                                 ------------      ------------


Income Before Tax (Benefit)                          (265,615)              342

Income Tax (Benefit)                                 (124,403)               --
                                                 ------------      ------------

Net (Loss)/Income                                $   (141,212)     $        342
                                                 ============      ============

Basic Net (Loss) Per Common Share                $      (0.03)     $         --
                                                 ============      ============

Diluted Net (Loss) Per Common Share              $      (0.03)     $         --
                                                 ============      ============

Weighted Average Common Shares
   Outstanding - Basic                              4,805,804         4,774,804
                                                 ============      ============

Weighted Average Common Shares
   Outstanding - Diluted                            4,805,804         4,923,646
                                                 ============      ============

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  SIX MONTHS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   2 0 0 4           2 0 0 3
                                                 ------------      ------------
Revenue
   Equipment                                     $ 10,489,015      $  8,831,877
   Service                                          7,867,490         8,189,045
                                                 ------------      ------------

Total Revenue                                      18,356,505        17,020,922
                                                 ------------      ------------

Cost of Revenue
   Equipment                                        9,604,141         7,928,905
   Service                                          5,660,994         6,189,087
                                                 ------------      ------------

Total Cost of Revenue                              15,265,135       14, 117,992
                                                 ------------      ------------

Gross Profit                                        3,091,370         2,902,930

Selling, General and Administrative Expenses        3,324,193         2,904,928
                                                 ------------      ------------

Operating (Loss)                                     (232,823)           (1,998)

Other Income
   Interest Income                                     20,827            36,331
                                                 ------------      ------------


Income Before Tax (Benefit)/Expense                  (211,996)           34,333

Income Tax (Benefit)                                 (235,184)               --
                                                 ------------      ------------

Net Income                                       $     23,188      $     34,333
                                                 ============      ============

Basic Net Income Per Common Share                $         --      $       0.01
                                                 ============      ============

Diluted Net Income Per Common Share              $         --      $       0.01
                                                 ============      ============

Weighted Average Common Shares
   Outstanding - Basic                              4,805,804         4,774,804
                                                 ============      ============

Weighted Average Common Shares
   Outstanding - Diluted                            4,935,243         4,912,276
                                                 ============      ============

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                   SIX MONTHS ENDED DECEMBER 31,
                                                   -----------------------------
                                                      2 0 0 4          2 0 0 3
                                                   -----------      -----------

OPERATING ACTIVITIES:
    Net Income                                     $    23,188      $    34,333
                                                   -----------      -----------
    Adjustments to Reconcile Net Income
      to Net Cash:
    Depreciation and Amortization                  $    87,497      $    78,135
    Provision for Doubtful Accounts                         --          (10,000)
    Deferred Tax Benefit                              (235,184)              --


Changes in Assets and Liabilities:
    (Increase) Decrease in:
    Accounts Receivable                                 (7,785)         870,515
    Inventory                                         (324,506)        (126,586)
    Other Current Assets                               (88,376)         (55,703)
    Other Assets                                       (93,544)           1,887

Increase (Decrease) in:
    Accounts Payable and Accrued Expenses              162,329         (206,690)
    Other Current Liabilities                               --               --
    Income Tax Payable                                  (9,826)          (8,927)
                                                   -----------      -----------

Total Adjustments                                  $  (509,395)     $   542,631
                                                   -----------      -----------

NET CASH - OPERATING ACTIVITIES - FORWARD          $  (486,207)     $   576,964
                                                   -----------      -----------

INVESTING ACTIVITIES:
    Capital Expenditures                           $  (183,208)     $   (59,013)
                                                   -----------      -----------

NET CASH - INVESTING ACTIVITIES                    $  (183,208)     $   (59,013)
                                                   -----------      -----------

FINANCING ACTIVITIES -
    Floor Plan Payable- Net                        $  (605,691)     $  (315,166)
                                                   -----------      -----------

NET CASH - FINANCING ACTIVITIES                    $  (605,691)     $  (315,166)
                                                   -----------      -----------

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                $(1,275,106)     $   202,785

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIODS                                      $ 7,064,644      $ 6,935,623
                                                   -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIODS        $ 5,789,538      $ 7,138,408
                                                   -----------      -----------


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

       (d) Earnings Per Share: Earnings per common share - basic are based on 4,805,804 weighted shares outstanding for the six-month period ended December 31, 2004 and on 4,774,804 weighted shares outstanding for the six-month period ended December 31, 2003. Earnings per common share - diluted are based on 4,935,243 weighted shares outstanding for the six-month period ended December 31, 2004 and on 4,912,276 weighted shares outstanding for the six-month period ended December 31, 2003.

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

       (g) The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results to be expected for the entire year.

       (h) In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs - an amendment to ARB No. 43." This statement provides guidance to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage), among other production costs. Provisions of ARB No. 43 stated that under some circumstances, items such as idle facility expense, excessive spoilage and other costs "may" be so abnormal as to require treatment as current period charges. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of so abnormal. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production overheads to the costs of conversion be based on the normal capacity of the production facilities. Adoption of the Statement is not expected to have a material impact on the financial statements of the Company.

       In November 2004, the FASB issued SFAS No. 152 "Accounting for Real Estate time-Sharing Transactions - An amendment of SFAS No. 66 and 67. This Statement amends SFAS No. 66. "Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state the guidance for (a) incidental costs and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to guidance in SOP 04-2. Effective for financial statements with fiscal years beginning after June 15, 2005. Adoption of this Statement is not expected to have a material impact on the financial statements of the Company.

       In November 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment to APB No. 29." This Statement amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity expected to change significantly as a result of the exchange. Adoption of this statement is not expected to have a material impact on the financial statements of the Company.

       In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R). SFAS No 123R requires companies to recognize in the income statement the grant date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R eliminates the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, that the Company currently uses. SFAS No. 123R requires the Company to adopt the new accounting provisions beginning on July 1, 2005. Management estimates that the adoption will not have a material impact on the financial statements of the Company.

       (i) At December 31, 2004, the Corporation had a stock-based employee compensation plan. The Corporation accounts for the plan under the measurement principals of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise equal to the market value of the underlying common stock on the date of grant. The following tables illustrate the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123 to stock based employee compensation.

                                                         THREE MONTHS ENDED
                                                            DECEMBER 31,
                                                      2 0 0 4          2 0 0 3
                                                    -----------      -----------

NET [LOSS] INCOME:
   As Reported                                      $  (141,212)     $       342

DEDUCT:
   Stock Based Employee Compensation Expense
    Determined under the Fair Value Based
     Method - Net of Tax                                     --               --
                                                    -----------      -----------

   PRO FORMA NET [LOSS] INCOME                         (141,212)             342
                                                    -----------      -----------

BASIC [LOSS] EARNINGS PER SHARE:
   As Reported                                      $     (0.03)     $      0.00
   Pro-Forma                                        $     (0.03)     $      0.00

DILUTED [LOSS] EARNINGS PER SHARE:
   As Reported                                      $     (0.03)     $      0.00
   Pro-Forma                                        $     (0.03)     $      0.00


                                                          SIX MONTHS ENDED
                                                            DECEMBER 31,
                                                      2 0 0 4          2 0 0 3
                                                    -----------      -----------

NET INCOME:
   As Reported                                      $    23,188      $    34,333

DEDUCT:
   Stock Based Employee Compensation Expense
    Determined under the Fair Value Based
     Method - Net of Tax                                 (7,929)              --
                                                    -----------      -----------

   PRO FORMA NET INCOME                                  15,259           34,333
                                                    -----------      -----------

BASIC EARNINGS PER SHARE:
   As Reported                                      $      0.00      $      0.00
   Pro-Forma                                        $      0.00      $      0.00

DILUTED EARNINGS PER SHARE:
   As Reported                                      $      0.00      $      0.00
   Pro-Forma                                        $      0.00      $      0.00



(2.)   INCOME TAXES

       The Corporation has a deferred tax asset of $458,076 and a deferred tax liability of $58,220 based upon temporary timing differences including inventory capitalization, allowance for doubtful accounts, vacation pay accruals and depreciation.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues for the three months ended December 31, 2004 were $7,663,278 as compared with $7,386,691 for the quarter ended December 31, 2003. For the quarter ended December 31, 2004 the Corporation reported a net loss of $141,212 as compared with earnings of $342 for the similar period in the prior fiscal year. For the six months ended December 31, 2004 revenues were $18,356,505, as compared to $17,020,922 reported for the similar period in the prior fiscal year, with net income of $23,188 for the six-month period ended December 31, 2004, compared with net income of $34,333 for the same period in the prior fiscal year. Results for the three and six month periods ended December 31, 2004, included tax benefits of $124,403 and $235,184, respectively. Despite a sluggish IT environment, the Corporation was able to maintain revenue levels in fiscal 2005 as compared to fiscal 2004.

The net loss for the quarter ended December 31, 2004 was primarily attributable to increased selling, general and administrative expenses. These expenses increased primarily as a result of the Corporation's expansion of its sales staff based upon its anticipated growth in the internet telephony marketplace. During the quarter, revenues from hardware sales increased slightly due to increased demand primarily from the educational market. Service related revenues continued to be impacted by project delays and a major customer's budget reductions. The income for the six-month period ended December 31, 2004 is also attributable the income tax benefit. The income tax benefit was primarily derived from the Corporation decreasing the deferred tax asset valuation allowance recorded at June 30, 2004. The decrease in the deferred tax asset valuation allowance was recorded in proportion to those existing net operating losses that the Corporation currently expects to realize in connection with certain IRS carryback provisions.

During the referenced periods, the Corporation's clients were conservative in their IT budgetary spending. As a result, management refocused its attention on utilization rates of its service technicians and selling and administrative expenses to reduce expenses. Because project delays are client-based, management cannot determine in which quarters services will be provided, nor can management give assurances that delays will not be longer than expected or that orders will be given. Indications of interest, however, have been received by customers with respect to IP telephony and security technology, areas which management has targeted as growth areas for the Corporation. Management concentrates it efforts on technical service and support, and on sales of network and system integration products that yield higher profit margins, and continues its adherence to and implementation of cost control measures. Service and training related revenues are significant in their contributions to earnings because these operations yield a higher profit margin than equipment sales. For the six-month periods ended December 31, 2004 and 2003, respectively, revenues from the provision of service, support, outsourcing and network integration were largely the result of the Corporation renewing and/or entering into service contracts with a number of large corporate clients. Most of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

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

With respect to selling, general and administrative expenses, expenses increased as a result of management's expansion of its sales and technical staffs, and increased personnel related costs (primarily health insurance costs). For the quarter ended December 31, 2004, selling, general and administrative costs increased to approximately 21% of revenue for the quarter, and 18% for the six month period ended December 31, 2004, from approximately 18% of revenue for the quarter and 17% for the six month period ended December 31, 2003. Management continues its efforts to control and reduce administrative and personal related costs.

LIQUIDITY AND CAPITAL RESOURCES

There are no material commitments of the Corporation's capital resources.

The Corporation currently finances a portion of its accounts receivable and finances purchases of portions of its inventory through floor-planning arrangements under which such inventory secures the amount outstanding. The amount due under this financing decreased for the quarter and six months ended December 31, 2004 as compared to the same periods in 2003, due to the purchase of equipment from sources outside the floor planning. Inventory increased in the quarter and six-month periods due to orders received at the end of the periods ended December 31, 2004 as compared to the corresponding periods in the prior fiscal year.

Accounts receivable and payable increased for the quarter and six months ended December31, 2004 as compared to the same periods in 2003 as a direct result of the increase in revenues and, with respect to payables, due to an increase in purchases to satisfy customer orders. Cash levels decreased in the three and six-months ended December 31, 2004 as compared to the corresponding periods in 2003 as a result of increased accounts receivables and payables as a result of increased hardware sales.

Interest income decreased in the 2004 quarter and six month period due to lesser amounts invested, as compared to the same periods in 2003.

For the fiscal quarter and six months ended December 31, 2004, as in the similar periods in the prior year, the internal resources of the Corporation were sufficient to enable the Corporation to meet its obligations.

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

                                OTHER INFORMATION


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         A. Exhibits -

             31.1 Certification required by Section 302
             31.2 Certification required by Section 302
             32  Certification required by Section 906

         B. Reports on Form 8-K -

             On November 4, 2004, TransNet Corporation filed a Form 8-K under
             Item 9.




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




DATE:  February 14, 2005