Form 10-Q
period 2005-03-31
TRANSNET CORP
filed 2005-05-16
CIK 99313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2005

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to _________________

Commission File No. 0-8693


                              TRANSNET CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                       22-1892295
--------------------------------            ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


45 Columbia Road, Somerville, New Jersey                  08876-3576
----------------------------------------              --------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 3, 2005: 4,818,304.

                              TRANSNET CORPORATION
                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION

         Consolidated Balance Sheets
                  March 31, 2005 (unaudited) and June 30, 2004              1


         Consolidated Statements of Operations (unaudited)
                  Three Months Ended March 31, 2005 and 2004                2
                  Nine Months Ended March 31, 2005 and 2004                 3


         Consolidated Statements of Cash Flows (unaudited)
                  Nine Months Ended March 31, 2005 and 2004                 4


         Notes to Consolidated Financial Statements                         5


     Item 2.  Management's Discussion and Analysis                          8


     Item 4.  Controls and Procedures                                      11


PART II.  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Shareholders              12

     Item 6.  Exhibits and Reports on Form 8-K                             12

     Signatures                                                            12
     Certifications                                                        13


                                       i.

                       TRANSNET CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,             June 30,
                                                                                     2 0 0 5               2 0 0 4
                                                                                     -------               -------
                                                                                   (unaudited)
ASSETS:
CURRENT ASSETS
   Cash and Cash Equivalents                                                    $     4,128,853    $      7,064,644
   Accounts Receivable - Net                                                          4,453,526           3,902,458
   Inventories                                                                        1,658,161           1,131,503
   Other Current Assets                                                                 141,796                   0
   Deferred Tax Asset                                                                   582,479             195,649
                                                                                ---------------    ----------------

   TOTAL CURRENT ASSETS                                                         $    10,964,815    $     12,294,254

PROPERTY AND EQUIPMENT - NET                                                            548,053             438,251


OTHER ASSETS                                                                            329,113             231,104
                                                                                ---------------    ----------------

   TOTAL ASSETS                                                                 $    11,841,981    $     12,963,609
                                                                                ===============    ================

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts Payable                                                             $       453,922    $        364,228
   Accrued Expenses                                                                     177,203             210,022
   State Taxes Payable                                                                    8,000               9,826
   Floor Plan Payable                                                                   229,791           1,052,021
                                                                                ---------------    ----------------

   TOTAL CURRENT LIABILITIES                                                    $       868,916           1,636,097

DEFERRED TAX LIABILITY                                                                   58,220              30,976

COMMITMENTS AND CONTINGENCIES                                                                --                  --

STOCKHOLDERS' EQUITY:
   Capital Stock - Common, $.01 Par Value, Authorized
   15,000,000 Shares; Issued 7,403,524 and
   7,391,024 Shares at March 31, 2005 and June 30, 2004
     [of which 2,585,220 are in Treasury
     at March 31, 2005 and June 30, 2004]                                                74,035              73,910

   Paid-in Capital                                                                   10,574,720          10,559,445

   Retained Earnings                                                                  7,418,925           7,816,016
                                                                                ---------------    ----------------

   Totals                                                                            18,067,680          18,449,371
   Less:  Treasury Stock - At Cost                                                   (7,152,835)         (7,152,835)
                                                                                ---------------    ----------------

   TOTAL STOCKHOLDERS' EQUITY                                                        10,914,845          11,296,536
                                                                                ---------------    ----------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $    11,841,981    $     12,963,609
                                                                                ===============    ================



See Notes to Consolidated Financial Statements.

                      TRANSNET CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                 ----------------------------
                                                                               2 0 0 5                    2 0 0 4
                                                                               -------                    -------
REVENUE:
     Equipment Sales                                                   $         3,600,863       $          3,283,777
     Service                                                                     3,814,034                  3,572,076
                                                                       -------------------       --------------------

TOTAL REVENUE                                                                    7,414,897                  6,855,853
                                                                       -------------------       --------------------

COST OF REVENUE:
     Equipment Sales                                                             3,387,951                  3,004,255
     Service                                                                     2,833,612                  2,811,185
                                                                       -------------------       --------------------

TOTAL COST OF REVENUE                                                            6,221,563                  5,815,440
                                                                       -------------------       --------------------

     GROSS PROFIT                                                                1,193,334                  1,040,413

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                     1,752,618                  1,498,247
                                                                       -------------------       --------------------

OPERATING (LOSS)                                                                  (559,284)                  (457,834)
                                                                       -------------------       --------------------

OTHER INCOME:
     Interest Income                                                                14,602                     13,004

(LOSS)  BEFORE INCOME TAXES                                                       (544,682)                  (444,830)

INCOME TAXES (BENEFIT)                                                            (124,403)                        --
                                                                       -------------------      ---------------------

NET (LOSS)                                                             $          (420,279)     $            (444,830)
                                                                       ===================      =====================

BASIC NET (LOSS) PER COMMON SHARE                                      $             (0.09)     $               (0.09)
                                                                       ===================      =====================

DILUTED NET (LOSS) PER COMMON SHARE                                    $             (0.09)     $               (0.09)
                                                                       ===================      =====================

Weighted Average Common Shares Outstanding - Basic                               4,818,304                  4,774,804
                                                                       ===================      =====================

Weighted Average Common Shares Outstanding - Diluted                             4,943,751                  4,948,671
                                                                       ===================      =====================



See Notes to Consolidated Financial Statements.

                      TRANSNET CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED MARCH 31,
                                                                             ---------------------------
                                                                             2 0 0 5                   2 0 0 4
                                                                             -------                   -------
REVENUE:
     Equipment Sales                                              $         14,089,878        $       12,115,654
     Service                                                                11,681,524                11,761,121
                                                                  --------------------        ------------------

TOTAL REVENUE                                                               25,771,402                23,876,775
                                                                  --------------------        ------------------

COST OF REVENUE:
     Equipment Sales                                                        12,992,094                10,933,160
     Service                                                                 8,494,606                 9,000,272
                                                                  --------------------        ------------------

TOTAL COST OF REVENUE                                                       21,486,700                19,933,432
                                                                  --------------------        ------------------

     Gross Profit                                                            4,284,702                 3,943,343

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                 5,076,809                 4,403,175
                                                                  --------------------        ------------------


OPERATING (LOSS)                                                              (792,107)                 (459,832)
                                                                  ---------------------       ------------------

OTHER INCOME:
     Interest Income                                                            35,429                    49,335

(LOSS) BEFORE INCOME TAXES                                                    (756,678)                 (410,497)

INCOME TAXES (BENEFIT)                                                        (359,587)                       --
                                                                  ---------------------       ------------------

NET (LOSS)                                                        $           (397,091)       $         (410,497)
                                                                  =====================       ==================

BASIC NET (LOSS) PER COMMON SHARE                                 $              (0.08)       $            (0.09)
                                                                  =====================       ==================

DILUTED NET (LOSS) PER COMMON SHARE                               $              (0.08)       $            (0.09)
                                                                  =====================       ==================

Weighted Average Common Shares Outstanding -Basic                            4,818,304                 4,774,804
                                                                  =====================       ==================

Weighted Average Common Shares Outstanding -Diluted                          4,818,304                 4,774,804
                                                                  =====================       ==================


See Notes to Consolidated Financial Statements.

                      TRANSNET CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED MARCH 31,
                                                                                ---------------------------
                                                                            2 0 0 5                2 0 0 4
                                                                            --------               -------
Operating Activities:
       Net  (Loss)                                                     $      (397,091)       $       (410,497)
                                                                       ----------------       -----------------
       Adjustments to Reconcile Net Income
         to Net Cash:
       Depreciation and Amortization                                           110,713                  95,905
       Deferred Tax Benefit                                                   (386,830)                     --

Changes in Assets and Liabilities:
       (Increase) Decrease in:
       Accounts Receivable                                                    (551,068)                460,043
       Inventory                                                              (526,658)               (306,287)
       Other Current Assets                                                   (141,796)                 (1,631)
       Other Assets                                                            (98,756)                 13,034

       Increase (Decrease) in:
       Accounts Payable and Accrued Expenses                                    56,875                (116,455)
       Other Current Liabilities                                                    --                      --
       Deferred Tax Liabilities                                                 27,244                      --
       Income Taxes Payable                                                     (1,826)                 (9,599)
                                                                       ----------------       -----------------


Total Adjustments                                                           (1,512,102)                135,010
                                                                       ----------------       ----------------

Net Cash - Operating Activities                                             (1,909,193)               (275,487)
                                                                       ----------------       -----------------

Investing Activities:
       Capital Expenditures                                                   (219,768)               (116,567)
                                                                       ----------------       -----------------

Net Cash - Investing Activities                                               (219,768)               (116,567)
                                                                       ----------------       -----------------

Financing Activities:
       Floor Plan Payable - Net                                               (822,230)               (105,725)
       Stock Options Excercised                                                 15,400                      --
                                                                       ----------------       -----------------

Net Cash - Financing Activities                                               (806,830)               (105,725)
                                                                       ----------------       -----------------
Net (Decrease) Increase in Cash and Cash Equivalents                   $    (2,935,791)       $       (497,779)

Cash and Cash Equivalents- Beginning of periods                        $     7,064,644        $      6,935,623
                                                                       ---------------        ----------------

Cash and Cash Equivalents- End of periods                              $     4,128,853        $      6,437,844
                                                                       ===============        ================

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest                                                               $            --        $             --
Income Taxes                                                           $            --        $             --


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

       (d) Earnings Per Share: Earnings per common share - basic are based on 4,818,304 weighted shares outstanding for the three and nine month periods ended March 31, 2005 and 4,774,804 weighted shares outstanding for the three and nine months periods ended March 31, 2004. For the three and nine month periods ended March 31, 2005, the Corporation had outstanding options that were not included in the computation of diluted EPS as they are considered anti-dilutive.

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

       (g) The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire year.

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

       (i) At March 31, 2005, the Corporation had a stock-based employee compensation plan. The Corporation accounts for the plan under the measurement principals of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise equal to the market value of the underlying common stock on the date of grant. The following tables illustrate the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123 to stock based employee compensation.

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                        ---------
                                                                              2 0 0 5             2 0 0 4
                                                                              -------             -------
NET [LOSS] INCOME:
   As Reported                                                        $       (420,279)          $  (444,830)

DEDUCT:
   Stock Based Employee Compensation Expense
    Determined under the Fair Value Based Method - Net of Tax                       --                    --
                                                                      ----------------           -----------

   PRO FORMA NET [LOSS] INCOME                                                (420,279)             (444,830)
                                                                      ----------------           -----------

BASIC [LOSS] EARNINGS PER SHARE:
   As Reported                                                        $          (0.09)          $     (0.09)
   Pro-Forma                                                          $          (0.09)          $     (0.09)

DILUTED [LOSS] EARNINGS PER SHARE:
   As Reported                                                        $          (0.09)          $     (0.09)
   Pro-Forma                                                          $          (0.09)          $     (0.09)


                                                                                    NINE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                         ---------
                                                                              2 0 0 5             2 0 0 4
                                                                              -------             -------

NET [LOSS] INCOME:
   As Reported                                                        $       (397,091)          $  (410,497)

DEDUCT:
   Stock Based Employee Compensation Expense
    Determined under the Fair Value Based Method - Net of Tax                   (7,929)                   --
                                                                      ----------------           -----------

   PRO FORMA NET INCOME                                                       (405,020)
                                                                      ----------------           -----------

BASIC EARNINGS PER SHARE:
   As Reported                                                        $          (0.08)          $     (0.09)
   Pro-Forma                                                          $          (0.08)          $     (0.09)

DILUTED EARNINGS PER SHARE:
   As Reported                                                        $          (0.08)          $     (0.09)
   Pro-Forma                                                          $          (0.08)          $     (0.09)


(2.)   INCOME TAXES
       The Corporation has a deferred tax benefit of $582,479 and a deferred tax liability of $58,220 based upon temporary timing differences including inventory capitalization, allowance for doubtful accounts, vacation pay accruals and depreciation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenues for the three months ended March 31, 2005 were $7,414,897 as compared with $6,855,853 for the quarter ended March 31, 2004. For the quarter ended March 31, 2005, the Corporation reported a net loss of $420,279 as compared with a net loss of $444,830 for the similar period in the prior fiscal year. For the nine months ended March 31, 2005, revenues were $25,771,402, as compared to $22,876,775 reported for the similar period in the prior fiscal year, with a net loss of $397,091 for the nine-month period ended March 31, 2005, compared with a net loss of $410,497 for the same period in the prior fiscal year. The increase in revenues for both the three and nine month periods is the result of increased equipment sales. Results for the three and nine month periods ended March 31, 2005, included tax benefits of $124,403 and $359,587, respectively. Despite a sluggish IT environment, the Corporation was able to increase revenue levels in fiscal 2005 as compared to fiscal 2004.

The net loss for the quarter ended March 31, 2005 was primarily attributable to increased selling, general and administrative expenses. These expenses increased primarily as a result of the Corporation's expansion of its sales staff based upon its anticipated growth, particularly in business related to the convergence of voice, video, and data networks, and internet protocol communications ("IPC") marketplace. During the quarter, revenues from hardware sales increased due to increased demand, primarily from the educational market, particularly with respect to IPC products and services. Service related revenues increased slightly in conjunction with increased demand for IPC products, though service revenues continued to be impacted by project delays and a major customer's budget reductions. The earnings for the three and nine-month periods ended March 31, 2005 include the income tax benefit. The income tax benefit was primarily derived from the Corporation decreasing the deferred tax asset valuation allowance recorded at June 30, 2004. The decrease in the deferred tax asset valuation allowance was recorded in proportion to those existing net operating losses that the Corporation currently expects to realize in connection with certain IRS carryback provisions.

During the referenced periods, the Corporation's clients continued to be conservative in their IT budgetary spending. As a result, management refocused its attention on utilization rates of its service technicians and selling and administrative expenses to reduce expenses. Because project delays are client-based, management cannot determine in which quarters services will be provided, nor can management give assurances that delays will not be longer than expected or that orders will be given. During the quarter, the Corporation received contract awards for IPC products and services. The performance of these awards will extend over several quarters. In addition, indications of interest have been received by customers with respect to IPC and security technology, areas which management has targeted as growth areas for the Corporation. Management concentrates it efforts on technical service and support, and on sales of network and system integration products that yield higher profit margins, and continues its adherence to and implementation of cost control measures. Service and training related revenues are significant in their contributions to earnings because these operations yield a higher profit margin than equipment sales. For the three and nine-month periods ended March 31, 2005 and 2004, respectively, revenues from the provision of service, support, outsourcing and network integration were largely the result of the Corporation renewing and/or entering into service contracts with a number of large corporate clients. Most of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur. Management has noted a transition to project based business rather than contract based with respect to certain support services. The demand for certain legacy support services, such as help desk, has diminished recently as a result of industry changes.

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

With respect to selling, general and administrative expenses, actual expenses increased to 24% of revenue for the quarter and 20% for the nine month period ended March 31, 2005. This compares to approximately 22% of revenue for the quarter and 18% for the nine month period ended March 31, 2004. The increases in fiscal 2005 are primarily attributable to expansion of the Corporation's sales staff in response to opportunities related to IPC markets. Management continues its efforts to control administrative and personnel related costs.

Interest income increased in the in the quarter ended March 31, 2005 due to higher interest rates and decreased for nine month period of fiscal 2005 as compared to the same periods in fiscal 2004 due to lower amount of funds invested, as well as a lower interest rate.

To date, inflation has not had a material effect on the Corporation's operations.

LIQUIDITY AND CAPITAL RESOURCES

There are no material commitments of the Corporation's capital resources.

The Corporation currently finances a portion of its accounts receivable and finances purchases of portions of its inventory through floor-planning arrangements under which such inventory secures the amount outstanding. The amount due under this financing decreased for the quarter and nine-month periods ended March 31, 2005 due to purchase of equipment through other avenues. Inventory increased in the quarter and nine-month periods ended March 31, 2005 as compared to the corresponding periods in the prior fiscal year also as a result of sales orders which were open at the end of the periods.

Accounts receivable increased for the quarter and nine-month period ended March 31, 2005, as compared to the same periods in the prior fiscal year as a result of increased revenues. Accounts payable similarly increased for the quarter and nine-month period ended March 31, 2005, compared with the same periods in the prior fiscal year as a result of purchases required to meet increased revenues. Cash levels decreased for the three and nine-month periods ended March 31, 2005 as compared to the prior year's periods due to payments of costs associated with inventory increases to cover open orders, as well as increased accounts receivable.

For the fiscal quarter and nine months ended March 31, 2005, as in the similar periods in the prior year, the internal resources of the Corporation were sufficient to enable the Corporation to meet its obligations.

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

ITEM 4.  CONTROL AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Corporation have concluded, based on their evaluation as of March 31, 2005, that the Corporation's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                                     PART II
                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

On March 8, 2005, the Corporation held its annual meeting of shareholders for the purpose of considering and acting upon the election directors. At the meeting, the election of both nominated directors was approved.

Election of Directors:

         Name                               Shares Voted
         ----                               ------------

                                       For              Authority Withheld
                                       ---              ------------------
John J. Wilk                        3,810,151                 335,910
Vincent Cusumano                    3,955,261                 190,800


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

                                     TRANSNET CORPORATION
                                     (Registrant)


                                     /s/ Steven J. Wilk
                                     --------------------------------------
                                     Steven J. Wilk, President and
                                     Chief Executive Officer


                                     /s/ John J. Wilk
                                     ---------------------------------------
                                     John J. Wilk,
                                     Principal Financial and Accounting Officer
                                     and Chairman of the Board of Directors



DATE:  May 13, 2005