Form 10-K
period 2005-06-30
TRANSNET CORP
filed 2005-09-28
CIK 99313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                   June 30, 2005
                            ----------------------------------------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                       to
                              ----------------------    ------------------------

                          Commission File Number 0-8693
                                                 ------

                              TransNet Corporation
                              --------------------
             (Exact name of registrant as specified in its charter)


              Delaware                           22-1892295
--------------------------------------------------------------------------------
   (State or other jurisdiction of           (I.R.S. Employer Identification
   incorporation or organization)                 Number)


45 Columbia Road, Branchburg, New Jersey              08876-3576
----------------------------------------            --------------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code  908-253-0500
                                                  ---------------


Securities registered pursuant to Section 12 (b) of the Act:  NONE
                                                              ----


Securities registered pursuant to
        Section 12 (g) of the Act:  Common Stock, $.01 par value
                                  --------------------------------


Indicate by check mark whether the registrant [1] has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and [2] has been subject to such filing
requirements for the past ninety days.                          Yes _X_   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or in any amendment to this Form 10-K. [ ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act)                               Yes ___   No _X_

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act)                                          Yes ___   No _X_

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $5,974,151 on September 21, 2005 based upon the closing sales price on the OTC Bulletin Board as of said date.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares of the registrant's common stock outstanding on September 21, 2005 was 4,818,304 shares (exclusive of Treasury shares).

ITEM 1.  BUSINESS

         TransNet Corporation ("TransNet" or the "Corporation") was incorporated in the State of Delaware in 1969. The Corporation is a single-source provider of information technology ("IT") products and technology management services designed to enhance the productivity and security of the information systems of its customers. Through its own sales and service departments, TransNet provides IT products, technologies, solutions, and services for its customers by combining a wide array of value-added professional technical services with the sale of PC hardware, network products, voice over internet protocol ("VoIP") and communication products, computer peripherals, and software. As used herein, the term "Corporation" shall refer to TransNet and where the context requires, shall include TransNet and its wholly-owned subsidiary, Century American Corporation. Century American Corporation, formerly a leasing subsidiary, is currently inactive.

DESCRIPTION OF BUSINESS

         PRODUCTS, SOURCES, AND MARKETS: As a single source IT provider, the Corporation partners with its clients through all stages of the "life cycle" of the client's information system network. The Corporation will perform an analysis of the individual client's needs, plan and prepare a system - whether it be a wide area network ("WAN"), a local area network ("LAN") or a VoIP system
- to meet those needs, design the system and procure the equipment, implement the system, ensure its proper operation, and assist the client in optimization of the system to best serve the client's information requirements.

         The sale of computer and related equipment for WANs, LANs, VoIP systems, and personal computers ("PC's") accounted for a significant portion of the Corporation's revenues, accounting for 53%, 51%, and 49% of sales for fiscal 2005, 2004, and 2003, respectively. As part of its single source approach, the Corporation is a systems integrator, combining hardware and software products from different manufacturers into working systems. During the past year, management continued to implement its focus for business growth on marketing a wide array of technical services in conjunction with equipment sales to its clients in order to maximize profits. In addition, building on its expertise in network installation, the Corporation expanded its marketing and sales of VoIP and wireless network products and related services. VoIP products provide for the operation of highly reliable phone systems over data networks. The resulting economies of installation and maintenance have continued to generate increased demand for these products.

         The equipment sold by the Corporation includes microcomputers, network electronics, VoIP products, servers, monitors, printers and operating systems software. The Corporation's sales of wireless networking products has expanded significantly in keeping with industry developments, and during fiscal 2005 expanded to include wireless WANs. Because wireless networks provide for network access without traditional connections, the need for security of the data in these networks has dramatically increased. In keeping with the critical need for network security, the Corporation markets network management and control software to provide greater security to its clients, allowing them to allow or restrict access to their networks as their businesses require, and also offers products for video surveillance.

         The principal markets for the Corporation's products are commercial, governmental, and educational customers. These markets are reached by direct sales conducted through the corporate sales department based in Branchburg, New Jersey. The Corporation's direct sales staff enables TransNet to establish relationships with major corporate and educational clients through which it markets the Corporation's technical services. The Corporation provides its sales staff with ongoing manufacturer training and certification programs to provide its clients with technically skilled representatives.

         The Corporation is selective in choosing the products that it markets and its product mix is geared primarily to the requirements of its business customers. The products sold by the Corporation include desktop computer systems, network hardware and software, VoIP and wireless products manufactured by the following companies: International Business Machines ("IBM"), Apple Computer, Inc. ("Apple"), Cisco Systems, Inc. ("Cisco"), Nortel Networks ("Nortel"), NEC-Mitsubishi Electronic Display of America, Inc. ("NEC"), Hewlett-Packard Company ("Hewlett-Packard"), Toshiba American Information Systems, Inc. ("Toshiba"),Veritas, and 3Com; selected software products including products of Microsoft Corporation ("Microsoft") and Novell, Inc. ("Novell"); and supplies produced by other manufacturers. The Corporation does not manufacture or produce any of the items it markets.

         The Corporation is currently an authorized reseller for Apple, Cisco as a Cisco Silver Certified Partner, Citrix Systems, Inc. ("Citrix") as a Citrix Silver Certified Solutions Partner and Access Partner, Hewlett-Packard as an HP Gold Provider, a State/Local Government Specialized Partner, Certified Education Partner (k-12), and a Certified Education Partner (for higher education), IBM, IPcelerate, Inc. ("IPcelerate"), Lexmark International, Inc., Microsoft as a Microsoft Certified Solutions Partner, NEC, Nortel, Novell as a Novell Platinum Partner, Packeteer, Safari, Smart Technologies, Symantec, Toshiba, Websense, and 3COM. The Corporation also offers a variety of products manufactured by other companies including Okidata, Verint, Inc., and Xerox/Tektronix, as well as fingerprint scanning equipment by Zvetco Biometrics. Occasionally, the Corporation will order specific products to satisfy a particular customer requirement. The Corporation evaluates its product line and new products internally and through discussions with its vendors and customers.

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

         TECHNICAL SUPPORT AND SERVICE: Service operations have become a significant source of revenues, comprising 47% of revenues in fiscal 2005, 49% of revenues in fiscal 2004 and 51% in fiscal 2003. Management emphasizes the provision of sophisticated technical services with the sale of its equipment. Many businesses do not have computer technicians on their staffs, and as a result, they "outsource" these services and obtain technical services from IT solutions providers such as TransNet. The Corporation provides a wide variety of cost-effective outsourced network services, personal computer support, repair and standard equipment maintenance to assist customers in obtaining and optimizing technology that enhances the customers' productivity. These services, which are generally performed at customer sites, include WAN and LAN planning, design, implementation and support, and PC hardware support, systems integration services, help desk services, asset management, relocation services, and installation or installation coordination. In addition, the Corporation hosts a call center in its Branchburg location. System implementations involve project management by skilled engineers. With respect to VoIP operations, these services also cover the design, installation, and technical support and service of integrated voice-data systems.

         As networks became increasingly complex, and as the number of wireless networks expanded, the need for sophisticated services related to management and security of network operations and proper flow and security of data likewise increased. Accordingly, the Corporation has incorporated network security management into its service offerings, as well as into its product line, as referenced above. During this fiscal year, the Corporation initiated network management and monitoring services to provide clients with immediate detection of network problems or failure, or breaches in network security. These services can be performed remotely through its Support Center.

         The Corporation assists its customers in determining each customer's standard hardware technology, application and operating system software, and networking platform requirements. The Corporation employs specially certified and trained technical systems engineers who perform high-end technology integration services. In addition, the Corporation's staff of specially trained system engineers and service technicians provide service and support on an on-call basis for file servers, personal computers, laptop computers, printers and other peripheral equipment. The Corporation's in-house technical staff performs system configurations to customize equipment to the customers' specifications. The Corporation also provides authorized warranty service on the equipment it sells. TransNet is an authorized service and support dealer for the following manufacturers: by 3Com, Apple, Cisco (Silver Certified Partner), Citrix, Dell Inc., Hewlett Packard (as a Gold Partner), IBM, IPcelerate, Lexmark, Microsoft (as a Certified Solution Partner), Nortel, Novell (Platinum Partner), Symantec and Xerox.

         The Corporation seeks highly qualified personnel and employs experienced system engineers and technicians to whom it provides authorized manufacturer training and certification programs on an on-going basis. The Corporation competes with other resellers and manufacturers, as well as some customers, to recruit and retain qualified employees.

         The Corporation's technical services are available to business and individual customers. Through a variety of alternatives, the Corporation offers repair or maintenance services at the customer site or on the Corporation's premises. Services are available for a variety of products marketed by the Corporation. The Corporation offers a variety of technical support agreements that assure customers prompt response times to network problems, for example, through troubleshooting, diagnosis, and remedial action performed remotely by skilled system engineers. Through its "TechNet" program the Corporation stations service personnel at a customer's location on a full-time basis. Under this program, the Corporation has entered into individual agreements with several large corporate customers to provide support and repair and maintenance services. Technical support and services are performed pursuant to contracts of specified terms and coverage (hourly rates or fixed price extended contracts) or on a time and materials basis. Maintenance and service contracts are offered to maintain and/or repair computer hardware. Most agreements are for twelve months or less. These agreements contain provisions allowing for termination prior to the expiration of the agreements. Although the agreements generally contain renewal terms, there is no assurance that the agreements will be renewed.

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

         SUPPLIERS: In order to reduce its costs for computer and related equipment, the Corporation entered into a buying agreement with Ingram Micro, Inc. Under the agreement, the Corporation is able to purchase equipment of various manufacturers at discounts currently unavailable to it through other avenues. The agreement provides that the Corporation may terminate the arrangement upon sixty days notice. During fiscal 2005, the majority of the revenues generated by the Corporation from product sales were attributable to products purchased by the Corporation from Ingram Micro, Inc. pursuant to the Agreement. The balance of the Corporation's product sales were attributable to products purchased from a variety of sources on an as needed order basis. Alternate suppliers include Tech Data Corp., as well as HP and IBM, from whom the Corporation purchases direct. Management anticipates that Ingram Micro, Inc. will be a major supplier during fiscal 2006.

         CUSTOMERS: The majority of the Corporation's corporate customers are commercial users located in the New Jersey - New York City metropolitan area.

         During fiscal 2005, one customer, Schering Plough, accounted for approximately 18% of revenue. During fiscal 2004 and 2003, respectively, this customer accounted for approximately 22% and 18% of the Corporation's revenues. The loss of this customer may have a material adverse impact upon the Corporation if the business could not be replaced from alternate customers.

         No other customer accounted for more than 10% of the Corporation's revenues in fiscal 2005.

         COMPETITION: The sale and service of personal computer systems is highly competitive and may be affected by rapid changes in technology and spending habits in both the business and institutional sectors. The Corporation is in direct competition with any business that is engaged in information technology management, specifically the sale and technical support and service of networks, personal computers and related peripherals, and VoIP products. Competitors are numerous, ranging from some of the world's largest corporations, possessing substantially greater financial resources and substantially larger staffs, facilities and equipment, including several computer manufacturers who have begun to deal directly with the end-users. Competitors also include relatively small and highly specialized firms. With respect to VoIP products, the Corporation competes with similar businesses as well as directly with several product manufacturers and national telecommunication businesses. During the past few years, the industry has experienced and continues to experience a significant amount of consolidation. In the future, TransNet may face fewer but larger competitors as the result of such consolidation.

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

         EMPLOYEES: As of September 15, 2005, the Corporation employed 162 full-time employees and 15 part-time employees. None of its employees are subject to collective bargaining agreements.

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

         None

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

Calendar Year                                    Closing Sales Prices
-------------                                    --------------------
                                              High                     Low
                                              ----                     ---
2003
----
       Third Quarter                        $1.75                     $1.14844
       Fourth Quarter                        1.62                      1.42

2004
----
       First Quarter                        $1.88                     $1.58
       Second Quarter                        1.90                      1.51
       Third Quarter                         1.63                      1.38
       Fourth Quarter                        1.63                      1.45

2005
----
       First Quarter                        $1.60                     $1.44
       Second Quarter                        1.53                      1.39


       As of September 15, 2005, the number of holders of record of TransNet's common stock was 2,631. Such number of record owners was determined from the Company's shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

       TransNet declared a dividend of $0.07 per share on April 28, 2004, payable to shareholders on May 14, 2004. The dividend was paid on June 1, 2004. This was the first dividend paid by the Corporation. The Board of Directors may consider future dividends, but no assurance can be given that additional dividends will be issued.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by, the Company's consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

                                                                                 Year Ended June 30, 2005
                                                         2005             2004             2003             2002            2001
                                                     ------------     ------------     ------------     ------------    ------------
Statement of Income Data
------------------------

Net Sales
  Equipment                                          $ 18,209,885     $ 15,636,812     $ 15,942,197     $ 33,258,828    $ 42,137,322
  Services                                             15,831,106       14,962,852       16,856,823       17,633,266      14,280,047
                                                     ------------     ------------     ------------     ------------    ------------
                                                       34,040,991       30,599,664       32,799,020       50,892,094      56,417,369
                                                     ------------     ------------     ------------     ------------    ------------

Cost of Sales
  Equipment                                            16,948,499       14,112,956       14,634,965       31,030,909      38,893,267
  Services                                             12,161,808       11,728,379       12,658,163       11,889,348      10,084,170
                                                     ------------     ------------     ------------     ------------    ------------
                                                       29,110,307       25,841,335       27,293,128       42,920,257      48,977,437
                                                     ------------     ------------     ------------     ------------    ------------

Gross Profit
   Equipment                                            1,261,386        1,523,856        1,307,232        2,227,919       3,244,055
   Services                                             3,669,298        3,234,473        4,198,660        5,743,918       4,195,877
                                                     ------------     ------------     ------------     ------------    ------------
                                                        4,930,684        4,758,329        5,505,892        7,971,837       7,439,932
                                                     ------------     ------------     ------------     ------------    ------------


Selling, General & Administrative                       6,788,239        5,956,851        6,776,975        6,986,974       6,800,202

(Loss) Income before Income Tax Expense                (1,808,065)      (1,129,549)      (1,212,629)       1,055,948         897,012

Net Income                                           $         --     $         --     $         --     $    670,497    $    563,012

Income (Loss) Per Common Share - Basic                      (0.29)           (0.24)           (0.25)            0.14            0.12

Income (Loss) Per Common Share - Diluted                    (0.29)           (0.24)           (0.25)            0.14            0.12

Weighted average shares outstanding - Basic             4,818,304        4,779,973        4,774,804        4,774,804       4,815,872

Weighted average shares outstanding - Diluted           4,818,304        4,779,973        4,774,804        4,927,225       4,884,853

Balance Sheet Data:
-------------------
Working Capital                                         8,983,570       10,657,957       12,073,122       13,156,891      12,540,263
Total Assets                                           12,009,100       12,963,609       13,902,650       15,514,596      17,152,151
Long-Term Obligations                                          --               --               --               --              --
Shareholders Equity                                     9,935,658       11,296,536       12,734,865       13,947,494      13,276,997

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

         Revenues for the fiscal year ended June 30, 2005 were $34,040,991 as compared with $30,599,644 for the fiscal year ended June 30, 2004, and $32,799,020 for the fiscal year ended June 30, 2003. Revenues increased as a result of increased hardware sales, reflective of the increase in Voice over Internet Protocol technology ("VoIP" or "IP telephony") business and an increase in demand from the educational market. Revenues decreased in fiscal 2004 as compared to 2003 as a result of decreased hardware sales. During the fiscal years discussed, several factors including the general economic slowdown and cautious IT spending effected the IT industry as a whole. The Corporation and other industry businesses were impacted by the delay in service projects by many clients due to their internal budgetary constraints. In addition, for the years discussed, the Corporation arranged for several computer manufacturers to ship product directly to and direct-bill TransNet customers, paying TransNet a fee similar to a commission, which lowered hardware revenues. Service revenues for fiscal 2005 and 2004 decreased as a percentage of revenues due to the general slowdown in IT spending, and increased as a percentage of revenues in fiscal 2003 as a result of increased demand for the Corporation's technical services (technical support, repair and maintenance, network integration and training).

         For fiscal 2005, the Corporation reported a net loss of $1,376,278 as compared with a net loss of $1,129,549 for fiscal 2004, and net loss of $1,212,629 for fiscal 2003. The net loss for the 2005 fiscal year was primarily attributable to increased selling, general and administrative expenses, which offset the increase in revenues and profit margins. These expenses increased primarily as a result of the Corporation's expansion of its sales and engineering staffs based upon its anticipated growth in the Internet telephony marketplace. The net loss for the year includes a tax benefit of approximately $431,787. The income tax benefit was primarily derived from the Corporation decreasing the deferred tax asset valuation allowance recorded at June 30, 2004. The decrease in the deferred tax asset valuation allowance was recorded in proportion to those existing net operating losses that the Corporation has realized in connection with certain IRS carry back provisions. The loss in fiscal 2004,as well as in fiscal 2003, was attributable to the continued reduction in revenues, as described.

         During fiscal 2005 and 2004, the Corporation's clients continued to be conservative in their IT budgetary spending. As a result, management refocused its attention on utilization rates of its service technicians and selling and administrative expenses to reduce expenses. Because project delays are client-based, management cannot determine in which fiscal quarters services will be provided, nor can management give assurances that delays will not be longer than expected or that orders will be given. During fiscal 2005, the Corporation received contract awards for VoIP products and services. The performance of these awards will extend over several quarters. In addition, indications of interest have been received by customers with respect to VoIP and security technology, areas which management has targeted as growth areas for the Corporation. While management is optimistic about these requests for bids and quotations, no assurances can be given that they will result in additional business.

         As part of the industry competition pressures discussed herein, management continues to see certain erosion in business related to Fortune 500 customers as those customers enter into and/or expand business relationships with large global partners. As part of this erosion, the Corporation's largest customer, a Fortune 500 company (See Item 1. Customers, above), signed an agreement with a global support organization that encompasses some lower margin work previously awarded to TransNet. While the Corporation will still have a significant presence at this client's locations, overall service billing to this client will be reduced. The overall reduction and resulting effects on the Corporation's operations are not known at this time. Although management believes that its focus on higher margin services related to VoIP/IP Telephony and security will lead to continued growth and opportunities that will help compensate for this reduction, no assurances can be given that the Corporation will be able to replace the loss of a significant amount of business from this customer, should that occur, or that such operations will not be adversely effected.

         During the fiscal years discussed, the IT industry as a whole was negatively impacted by a significant slowdown in client spending. Clients have begun to scrutinize their IT spending and the related returns on investments before incurring new expenses. Management believes that future spending will be subject to specific criteria, but also believes that as single source provider, the Corporation will be in a better position to satisfy client demands for cost-effectiveness and a suitable return on investment. Service related revenues, a material segment of revenues, are significant in their contributions to net income because these operations yield a higher profit margin than equipment sales. For the fiscal years discussed, revenue from the provision of service, support, outsourcing and network integration was largely the result of the Corporation's service contracts with a number of corporate customers to provide service and support for the customer's personal computers, peripherals and networks. Most of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur. Management has noted a transition to project-based rather than contract based business with respect to certain support services. Accordingly, the Corporation must rely more upon projects as a source of revenues. Industry changes have also diminished the demand for certain legacy support services, such as help desk, as demand for services such as those related to VoIP systems and call centers has increased. The Corporation has modified its service offerings in response to these industry fluctuations, and has recruited experienced systems engineers and project managers to respond to increased VoIP projects.

         In addition to the challenging economic environment, the computer industry has experienced a continuing trend of decreasing prices of computers and related equipment. Management believes that this trend will continue. Industrywide, the result of price erosion has been lower profit margins on sales, which require businesses to sell a greater volume of equipment to maintain past earning levels. Another result of the price decreases has been intensified competition within the industry, including the consolidation of businesses through merger or acquisition, as well as the increased initiation of sales by certain manufacturers directly to the end-user and the entrance of manufacturers into technical services business. Management believes that the adoption of policies by many larger corporate customers, which limit the number of vendors permitted to provide goods and services for specified periods of time, has further increased price competition.

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

         During fiscal 2005 selling, general and administrative expenses increased to 20% of revenues from 19% of revenues for fiscal 2004. This increase in expenses was the result of the management's decision to achieve increased revenues and profit margins by significantly investing in the expertise of its sales and support teams, their certifications, and corporate infrastructure. Management believes that these investments are required to meet the demands of the current IT environment, and to lead to sustainable growth for the Corporation. This percentage compares to selling, general and administrative expenses at 21% of revenue for fiscal 2003. Management continues its efforts to control expenses within these growth parameters, despite increasing personnel related costs, such as health benefits.

         Interest income decreased in fiscal 2005 compared to the prior year as a result of lower amounts invested, but increased in fiscal 2004 as compared to fiscal 2003 due to larger amounts invested.

LIQUIDITY AND CAPITAL RESOURCES

         There are no material commitments of the Corporation's capital resources, other than leases and employment contracts.

         Cash and cash equivalents decreased in 2005 as compared to fiscal 2004, as cash was utilized to fund operations and increased selling, general and administrative expenses. Accounts receivable for fiscal 2005 decreased as compared to fiscal 2004 as a result of faster customer payments. Accounts receivable decreased for fiscal 2004 and 2003 as compared to the prior year as a result of a reduction in revenues.

         Accounts payable increased in fiscal 2005 over the prior years in direct response to increased customer orders and inventory purchases necessary to fill those orders. Accounts payable remained relatively constant from fiscal 2003 to fiscal 2004. Floor planning payables increased in 2005 and 2004 due to the open orders at year ends.

         The Corporation currently finances the purchases of portions of its inventory through floor planning arrangements with a third-party lender and a manufacturer's affiliate under which such inventory secures the financed purchases. Inventory increased in fiscal 2005 and 2004 as compared to the prior year, due to open orders at the close of the fiscal year.

         For the fiscal year ended June 30, 2005, as in the fiscal years ended June 30, 2004 and 2003, the internal capital sources of the Corporation were sufficient to enable the Corporation to meet its obligations.

IMPACT OF INFLATION

The effects of inflation on our operations were not significant during the periods presented.

CONTRACTUAL OBLIGATIONS


CONTRACTUAL OBLIGATIONS            TOTAL         Less than            1-3          3-5         More than
-----------------------            -----          ONE YEAR          YEARS        YEARS           5 YEARS
                                                  --------          -----        -----           -------

Real Estate Lease             $1,036,847          $170,690       $371,210     $371,210          $123,737

Office Equipment                 $12,560             7,010         $5,550           --                --


CRITICAL ACCOUNTING POLICIES

The Corporation's financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The methods, estimates, and judgments used in applying these most critical accounting policies have a significant impact on the results reported in the financial statements. The Securities and Exchange Commission has defined critical accounting policies as policies that involve critical accounting estimates that require (a) management to make assumptions that are highly uncertain at the time the estimate is made and (b) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in result of operations. Based on this definition, the most critical policies include: revenue recognition, allowance for doubtful accounts, and valuation of deferred tax assets.

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

VALUATION OF DEFERRED TAX ASSETS

         At June 30, 2005, we have a valuation allowance of approximately $808,918 primarily to reduce our net operating loss carryforwards of $2,020,000 to an amount that will more likely than not be realized. These net operating loss carryforwards have varying carryforward periods and restrictions on usage. The estimation of future taxable income and our resulting ability to utilize net operating loss and tax credit carryforwards can significantly change based on future events, including our determinations as to the feasibility of certain tax planning strategies. Thus, recorded valuation allowances may be subject to material future changes.

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

         None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of TransNet Corporation and Subsidiary
   Somerville, New Jersey

We have audited the accompanying consolidated balance sheets of TransNet Corporation and Subsidiary as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended June 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransNet Corporation and Subsidiary as of June 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.

                                      MOORE STEPHENS, P. C.
                                      Certified Public Accountants.

Cranford, New Jersey
August 12, 2005

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                         JUNE 30,
                                                         --------
                                                  2005               2004
                                                -------             -------
ASSETS:
CURRENT ASSETS:
   Cash and Cash Equivalents                $     5,752,404    $      7,064,644
   Accounts Receivable - Net                      3,522,831           3,902,458
   Inventories - Net                              1,579,353           1,131,503
   Other Current Assets                              92,469                  --
   Deferred Tax Asset                                98,183             195,649
                                            ---------------    ----------------

   TOTAL CURRENT ASSETS                          11,045,240          12,294,254

PROPERTY AND EQUIPMENT - NET                        701,563             438,251

OTHER ASSETS                                        262,297             231,104
                                            ---------------    ----------------

   TOTAL ASSETS                             $    12,009,100    $     12,963,609
                                            ===============    ================

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts Payable                         $       465,656    $        364,228
   Accrued Expenses                                 291,177             210,022
   Income Taxes Payable                              19,992               9,826
   Floor Plan Payable                             1,284,905           1,052,021
                                            ---------------    ----------------

   TOTAL CURRENT LIABILITIES                      2,061,730           1,636,297
                                            ---------------    ----------------

DEFERRED TAX LIABILITY                               11,712              30,976
                                            ---------------    ----------------

COMMITMENTS AND CONTINGENCIES                            --                  --
                                            ---------------    ----------------

STOCKHOLDERS' EQUITY:
   Capital Stock - Common, $.01 Par Value,
     Authorized 15,000,000 Shares; Issued
     7,408,524  Shares at June 30, 2005 and
     7,391,024 at June 30, 2004 [of which
     2,585,220 are in Treasury at
     June 30, 2005 and 2004]                         74,085              73,910

   Additional Paid-in Capital                    10,574,670          10,559,445

   Retained Earnings                              6,439,738           7,816,016
                                            ---------------    ----------------

   Totals                                        17,088,493          18,449,371
   Less:  Treasury Stock - At Cost               (7,152,835)         (7,152,835)
                                            ---------------    ----------------

   TOTAL STOCKHOLDERS' EQUITY                     9,935,658          11,296,536
                                            ---------------    ----------------

   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                   $    12,009,100    $     12,963,609
                                            ===============    ================

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                           YEARS ENDED
                                                            JUNE 30,
                                      ------------------------------------------------------
                                            2005                2004                2003
                                           -------            -------             -------
REVENUE:
   Equipment                          $   18,209,885      $   15,636,812    $     15,942,197
   Services                               15,831,106          14,962,852          16,856,823
                                      --------------      --------------    ----------------

   TOTAL REVENUE                          34,040,991          30,599,664          32,799,020
                                      --------------      --------------    ----------------

COST OF REVENUE:
   Equipment                              16,948,499          14,112,956          14,634,965
   Services                               12,161,808          11,728,379          12,658,163
                                      --------------      --------------    ----------------

   TOTAL COST OF REVENUE                  29,110,307          25,841,335          27,293,128
                                      --------------      --------------    ----------------

   GROSS PROFIT                            4,930,684           4,758,329           5,505,892

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                6,788,239           5,957,851           6,776,975
                                      --------------      --------------    ----------------

   OPERATING [LOSS]                       (1,857,555)         (1,199,522)         (1,271,083)

OTHER INCOME [LOSS]:
   Interest Income                            52,074              69,973              58,454
   Loss on Disposal of Asset                  (2,584)                 --                  --
                                      --------------      --------------    ----------------

   [LOSS] BEFORE INCOME TAX [BENEFIT]     (1,808,065)         (1,129,549)         (1,212,629)

INCOME TAX [BENEFIT]                        (431,787)                 --                  --
                                      --------------      --------------    ----------------

   NET [LOSS]                         $   (1,376,278)     $   (1,129,549)   $     (1,212,629)
                                      ==============      ==============    ================

   BASIC AND DILUTED
     NET [LOSS] PER COMMON SHARE      $         (.29)     $        (.24)    $          (.25)
                                      ==============      =============     ===============

   WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC                   4,818,304           4,779,973           4,774,804
                                      ==============      ==============    ================

   WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - DILUTED                 4,818,304           4,779,973           4,774,804
                                      ==============      ==============    ================


See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                      COMMON STOCK                                          TREASURY STOCK             TOTAL
                                 ---------------------     PAID-IN        RETAINED    -------------------------    STOCKHOLDERS'
                                    SHARES     AMOUNT      CAPITAL        EARNINGS       SHARES       AMOUNT           EQUITY
                                 ----------  ---------   ------------   ------------  -----------  ------------  ---------------

BALANCE - JUNE 30, 2002           7,469,524  $  74,695   $ 10,686,745   $ 10,494,254   (2,694,720) $ (7,308,200) $    13,947,494

   Net [Loss]                            --         --             --     (1,212,629)          --            --       (1,212,629)
                                 ----------  ---------   ------------   ------------  -----------  ------------  ---------------

BALANCE - JUNE 30, 2003           7,469,524     74,695     10,686,745      9,281,625   (2,694,720)   (7,308,200)      12,734,865

   Common Stock Options Exercised    31,000        310         26,970             --           --            --           27,280

   Cash Dividends Declared               --         --             --       (336,060)          --            --         (336,060)

   Treasury Shares Retired         (109,500)    (1,095)      (154,270)            --      109,500       155,365               --

   Net [Loss]                            --         --             --     (1,129,549)          --            --       (1,129,549)
                                 ----------  ---------   ------------   ------------  -----------  ------------  ---------------

BALANCE - JUNE 30, 2004           7,391,024     73,910     10,559,445      7,816,016   (2,585,220)   (7,152,835)      11,296,536

   Common Stock Options Exercised    17,500        175         15,225             --           --            --           15,400

   Net [Loss]                            --         --             --     (1,376,278)          --            --       (1,376,278)
                                 ----------  ---------   ------------   ------------  -----------  ------------  ---------------

BALANCE - JUNE 30, 2005           7,408,524  $  74,085   $ 10,574,670   $  6,439,738   (2,585,220) $ (7,152,835) $     9,935,658
                                 ==========  =========   ============   ============  ===========  ============  ===============


See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                       YEARS ENDED
                                                                         JUNE 30,
                                                    ---------------------------------------------------
                                                           2005             2004               2003
                                                         -------          -------            -------
OPERATING ACTIVITIES:
   Net [Loss]                                       $     (1,376,278) $    (1,129,549) $     (1,212,629)
                                                    ----------------  ---------------  ----------------
   Adjustments to Reconcile Net [Loss] to Net Cash
     Provided by Operating Activities:

     Depreciation and Amortization                           186,370          164,352           194,326
     Loss on Sale of Equipment                                 2,584               --                --
     Provision for Doubtful Accounts                          24,495            5,000            (7,000)
     Deferred Income Taxes                                    78,202               --                --
     Inventory Reserve Adjustment                            (10,000)              --                --

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Accounts Receivable                                   355,132        1,761,855         1,891,614
       Inventories                                          (437,850)        (738,729)          222,872
       Other Current Assets                                  (92,469)          16,572            97,153
       Other Assets                                          (31,193)          15,646           (10,661)

     Increase [Decrease] in:
       Accounts Payable and Accrued Expenses                 182,583            6,693          (387,142)
       Other Current Liabilities                                  --               --          (149,808)
       Income Taxes Payable                                   10,166           (9,600)         (209,265)
                                                    ----------------  ---------------  ----------------

     Total Adjustments                                       268,020        1,221,789         1,642,089
                                                    ----------------  ---------------  ----------------

   NET CASH - OPERATING ACTIVITIES                        (1,108,258)          92,240           429,460
                                                    ----------------  ---------------  ----------------

INVESTING ACTIVITIES:
   Capital Expenditures                                     (452,266)        (156,634)          (54,805)
                                                    ----------------  ---------------  ----------------

FINANCING ACTIVITIES:
   Floor Plan Payable - Net                                  232,884          502,195          (474,681)
   Stock Options Exercised                                    15,400           27,280                --
   Dividends Paid                                                 --         (336,060)               --
                                                    ----------------  ---------------  ----------------

   NET CASH - FINANCING ACTIVITIES                           248,284          193,415          (474,681)
                                                    ----------------  ---------------  ----------------

   NET [DECREASE] INCREASE IN CASH AND
     CASH EQUIVALENTS                                     (1,312,240)         129,021          (100,026)

CASH AND CASH EQUIVALENTS - BEGINNING
   OF YEARS                                                7,064,644        6,935,623         7,035,649
                                                    ----------------  ---------------  ----------------

   CASH AND CASH EQUIVALENTS - END OF YEARS         $      5,752,404  $     7,064,644  $      6,935,623
                                                    ================  ===============  ================

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                  YEARS ENDED
                                                                                    JUNE 30,
                                                                ---------------------------------------------------
                                                                       2005            2004               2003
                                                                     -------          -------            -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the years for:
     Interest                                                   $             --  $            --  $             --
     Income Taxes                                               $             --  $            --  $             --

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

   During fiscal 2004, the Company traded-in automobiles with a book value of $16,079 in exchange for a trade-in value of approximately $10,000.

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

[C] ACCOUNTS RECEIVABLE - Accounts receivable have been reduced by an allowance for doubtful accounts of approximately $129,500 and $105,000 as of June 30, 2005 and 2004, respectively. The receivables secures borrowings under a floor plan financing agreement [See Note 7C].

[D] INVENTORIES - The Company's inventory is valued at the lower of cost [determined on the moving average-cost basis] or market. Inventory has been reduced by an allowance of $20,000 and $30,000 at June 30, 2005 and 2004, respectively. The inventory secures borrowings under a floor plan financing agreement [See Note 7C].

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

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #2
--------------------------------------------------------------------------------

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

[G] REVENUE RECOGNITION - Revenue is recognized at time of shipment for equipment sold directly to customers. Revenues from non-contracted customer support services are recognized as services are provided. The Company offers contracted support service agreements to its customers. Revenues under support contracts are generally recognized ratably over the term of the customer support contracts and are included in services revenue in the accompanying statements of operations.

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

[I] CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk of its customers establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is not significant. The Company places its cash with high credit financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risks. As of June 30, 2005, the Company had approximately $527,398 which is subject to such risk. The Company does not require collateral or other security to support financial instruments subject to credit risk.

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

[K] ADVERTISING COSTS - The Company participates in cooperative advertising programs with its vendors, whereby the vendors absorb the costs of advertising. During the years ended June 30, 2005, 2004 and 2003, the Company incurred advertising expense of $-0-, $-0- and $16,031, respectively. Advertising costs are expensed as incurred.

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

[M] RECLASSIFICATION - Certain prior year amounts have been reclassified to conform to the 2005 presentation.

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

[P] IMPAIRMENT - Certain long-term assets of the Company are reviewed quarterly as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 144, "Accounting for the Impairment or disposal of Long-Lived Assets." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. For the three year period ended June 30, 2005, the Company had not recognized an impairment of a long-lived asset.

[3] REPURCHASE AGREEMENTS

Repurchase agreements included in cash equivalents as of June 30, 2005 and 2004 consisted of:

                                       Cost               Fair Value
                                 ----------------      ---------------
June 30, 2005:

   Repo 2.67%, Due July 1, 2005  $      1,729,406      $     1,729,534

June 30, 2004:

   Repo .60%, Due July 1, 2004   $      1,510,171      $     1,510,228

These securities are backed by $1,480,000 of F.H.R. bonds maturing June 18, 2028 with an interest rate of 5.00% at June 30, 2005 and 2004.

[4] INVENTORIES

Inventories consist of the following at June 30, 2005 and 2004:

                                               June 30,
                                               --------
                                        2005              2004
                                      -------           -------

Product Inventory                $      1,571,111   $     1,098,813
Service Parts                              28,242            62,690
Obsolesces Reserve                        (20,000)          (30,000)
                                 ----------------   ---------------

   TOTALS                        $      1,579,353   $     1,131,503
   ------                        ================   ===============

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #4
--------------------------------------------------------------------------------

[5] PROPERTY, EQUIPMENT, DEPRECIATION AND AMORTIZATION

Property and equipment and accumulated depreciation and amortization as of June 30, 2005 and 2004 are as follows:

                                                      June 30,
                                                      --------
                                                  2005            2004
                                                -------         -------

Automobiles                              $       290,105    $      267,602
Office Equipment                               2,262,479         1,888,502
Furniture and Fixtures                           344,009           321,161
Leasehold Improvements                           273,102           273,102
                                         ---------------    --------------

Totals                                         3,169,695         2,750,367
Less:  Accumulated Depreciation
       and Amortization                        2,468,132         2,312,116
                                         ---------------    --------------

   PROPERTY AND EQUIPMENT - NET          $       701,563    $      438,251
   ----------------------------          ===============    ==============

Total depreciation and amortization expense amounted to $185,378 and $160,961 and $193,328 for the years ended June 30, 2005, 2004 and 2003, respectively.

[6] INTANGIBLE ASSETS

The following intangible assets and accumulated amortization as of June 30, 2005 and 2004 are included in other assets:

June 30, 2005:        Weighted
                       Average                                   Net of
                     Amortization               Accumulated    Accumulated
Intangible Assets   Period [Years]     Cost     Amortization  Amortization
-----------------   --------------     ----     ------------  ------------

Licenses                 20       $      20,000  $   16,833   $    3,167
Goodwill                 --             259,422     159,976       99,446
                                  -------------  ----------   ----------

   TOTALS                20       $     279,422  $  176,809   $  102,613
   ------                         =============  ==========   ==========

June 30, 2004:        Weighted
                       Average                                   Net of
                     Amortization               Accumulated    Accumulated
Intangible Assets   Period [Years]     Cost     Amortization  Amortization
-----------------   --------------     ----     ------------  ------------

Licenses                 20       $      20,000  $   15,833   $    4,167
Goodwill                 --             259,422     159,976       99,446
                                  -------------  ----------   ----------

   TOTALS                20       $     279,422  $  175,809   $  103,613
   ------                         =============  ==========   ==========

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #5
--------------------------------------------------------------------------------

[6] INTANGIBLE ASSETS [CONTINUED]

The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of June 30, 2005 is a follows:

Year ended
June 30,
----------

   2006                                     $     1,000
   2007                                           1,000
   2008                                           1,000
   2009                                             167
   2010                                              --
   Thereafter                                        --
                                            -----------

   TOTAL                                    $     3,167
   -----                                    ===========

For the years ended June 30, 2005, 2004 and 2003, amortization expense of intangible assets were $1,000, $1,000 and $1,000, respectively.

[7] COMMITMENTS AND RELATED PARTY TRANSACTIONS

[A] LEASING AGREEMENTS - In April 2004, the Company terminated its prior lease and entered into a new leasing agreement with East Coast Property Management, LLC, a related party, to lease its office and warehouse space through February 2011. East Coast Property Management is owned by the President and
Vice-President of the Company. Terms of this operating lease agreement were similar to the prior lease and provide for minimum rent payments of $165,719 per annum for the first two years of the agreement, and $185,605 per annum for the remaining five years.

In addition to the annual base rent, the office and warehouse real estate lease requires the Company to pay for certain contingent expenses such as building maintenance, insurance and real estate taxes. Total contingent lease expenses were $151,858, $155,620 and $133,856 for the years ended June 30, 2005, 2004 and
2003, respectively.

The Company maintains two operating leases for several pieces of office equipment that expire in 2005 and 2007. Office equipment lease expense, including contingent usage charges, was $13,540, $13,517 and $12,977 for the years ended June 30, 2005, 2004 and 2003, respectively.

The fixed annual base rent [exclusive of an annual cost of living adjustment and contingent usage charges] of the office, warehouse and equipment leases for the next five (5) years are as follows:

Year ended                           Real            Office
June 30,                            Estate          Equipment
----------                          ------          ---------

   2006                         $      165,719  $        7,010
   2007                                185,605           5,550
   2008                                185,605              --
   2009                                185,605              --
   2010                                185,605              --
   Thereafter                          123,737              --
                                --------------  --------------

     TOTALS                     $    1,031,876  $       12,560
     ------                     ==============  ==============

Total rent expense was $179,259, $179,233 and $178,691 for the years ended June 30, 2005, 2004 and 2003, respectively.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #6
--------------------------------------------------------------------------------

[7] COMMITMENTS AND RELATED PARTY TRANSACTIONS [CONTINUED]

[B] EMPLOYMENT AGREEMENTS - The Company has entered into employment agreements with two officers of the Company which provide for salaries of $165,000 and $300,000 per annum. In addition, the agreements provide for a "Performance Bonus" based on percentages of two (2) to six (6) percent applied to certain levels of the Company pre-tax profits. There were no bonuses paid for each of the three years ending June 30, 2005. The Company executed an addendum to the original employment agreements which extend the provisions of the agreement through June 2008. Salary commitments under employment contracts for the next five fiscal years are as follows:

                                                  Years ended
                                                   June 30,
                                                     2005
                                                    -------

2006                                            $      465,000
2007                                                   465,000
2008                                                   465,000
Thereafter                                                  --
                                                --------------

   TOTAL                                        $    1,395,000
   -----                                        ==============

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

[C] FLOOR PLAN PAYABLE - The Company finances inventory purchases through a floor plan wholesale credit line with a finance company, which is secured by substantially all assets of the Company. At June 30, 2005, the Company had a maximum credit line of $2,500,000, of which $1,215,095 was unused. Provisions of the floor plan agreement provide that the lender may at its sole discretion from time to time determine the maximum amount of financing which it elects to extend based on certain eligible inventory and accounts receivable balances. The outstanding borrowing under the credit line at June 30, 2005 and 2004 was $1,284,905 and $1,052,021, respectively. Payments on the credit line are due currently and are interest free for a 30 day period. If not repaid in full, interest is calculated based on the average daily outstanding balance under the line of credit at a rate of the greater of 6% or the prime rate. Purchases made under the credit lines were repaid in full within the 30 day interest free repayment period during fiscal 2005, 2004 and 2003. Accordingly, no interest expense has been incurred for the years ended June 30, 2005, 2004 and 2003. The prime rate and the weighted average interest rate were approximately 6.00%, 4.25% and 4.00%, respectively at June 30, 2005, 2004 and 2003.

(D) EMPLOYEE COSTS - As of June 30, 2005, The Company has recorded an estimated liability of $125,000 in one-time employee benefit costs recorded under Statement of Financial Accounting Standard ("SFAS") # 146. These costs are included in the "Cost of Revenue - Services" line item in the Consolidated
Statements of Operations. Management expects to complete the final accounting for these costs in the first quarter of fiscal 2006.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #7
--------------------------------------------------------------------------------

[8] INCOME TAXES

The provision for income taxes is summarized as follows:

                                                             Years ended
                                                              June 30,
                                                                2005
                                                              -------

Current:

   Federal                                                $     (509,989)
   State                                                              --
                                                          --------------

   Current Provision                                            (509,989)
                                                          --------------

Deferred:

   Federal                                                        66,472
   State                                                          11,730
                                                          --------------

   Deferred Provision                                             78,202
                                                          --------------

   INCOME TAX [BENEFIT]                                   $     (431,787)
   --------------------                                   ==============

In fiscal 2005, the Company elected to carryback certain federal and state net operating losses. As a result, the Company received refunds of $509,090 on taxes paid in prior years.

The deferred tax asset and liability in the accompanying consolidated balance sheets include the following components: June 30,

                                                   2005             2004
                                                 -------          -------

Net Operating Loss [NOL] Carry Forwards     $       808,918   $       972,020
Accounts Receivable Allowance                        51,798            42,000
Inventory Allowance                                   8,000            12,000
Accrued Expenses                                     38,385            27,876
Other Temporary Differences                              --            23,270
                                            ---------------   ---------------

Deferred Tax Assets [Current]                       907,101         1,077,166
Valuation Allowance                                (808,918)         (881,517)
                                            ---------------   ---------------

   NET DEFERRED TAX ASSET                   $        98,183   $       195,649
   ----------------------                   ===============   ===============

Deferred Tax Liabilities [Non-Current]:

   Depreciation and Amortization            $        11,712   $        30,976
                                            ===============   ===============

The future realization of the deferred tax assets related to federal and state NOL carryforwards is contingent upon the Company's future results of operations. The Company performs an analysis each year to determine if future income will more likely than not be sufficient to realize the recorded deferred tax asset. Management has established a deferred tax valuation on a portion of the deferred tax asset which may not be realized. The amount of the net deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #8
--------------------------------------------------------------------------------

[8] INCOME TAXES [CONTINUED]

At June 30, 2005, the Company had approximately $2,020,000 of federal and state net operating losses with the following fiscal year expiration dates.

Year Ended
June 30,
----------

   2004                                        $      780,000
   2025                                             1,240,000
                                               --------------

   TOTAL                                       $    2,020,000
   -----                                       ==============

For the years ended June 30, 2005 and 2004, the Company decreased the valuation allowance on the deferred tax asset by $(72,599) and $402,311, respectively.

The following is a reconciliation of income taxes at the U.S. statutory tax rate to the Company's effective income tax rate is as follows:

                                                    Years ended June 30,
                                                2005        2004      2003
                                               -------    -------   -------

U.S. Statutory Rate Applied to Pretax Income    (35.0)%    (35.0)%  (35.0)%
State Taxes - Net of Federal Income Tax Benefit  (6.0)      (6.0)    (6.0)
Effect of Valuation Allowance Change             45.0       41.0     41.0
Utilization of Net Operating Loss Carryback     (28.0)        --       --
                                               ------      -----    -----

   INCOME TAX [BENEFIT] EXPENSE                 (24.0)%       --%      --%
   ----------------------------                ======      =====    =====

[9] EARNINGS PER SHARE

The following table reconciles the denominator of the diluted earnings per share computation as shown in the consolidated statement of operations.

                                                                   Years ended June 30,
                                                         2005             2004               2003
                                                       -------           -------           -------
Diluted EPS Calculation:

   Weighted Average Basic Common Shares Outstanding     4,818,304        4,779,973         4,774,804
   Weighted Average Effect of Common Stock Equivalents         --               --                --
                                                      -----------       ----------        ----------

   WEIGHTED AVERAGE DILUTED COMMON AND
     COMMON EQUIVALENT SHARES                           4,818,304        4,779,973         4,774,804
     ------------------------                         ===========       ==========        ==========

For each of the three years ended June 30, 2005, all common stock equivalents were considered anti-dilutive and not included in diluted earnings per share.

[10] DEFINED CONTRIBUTION PLANS

The Company adopted a defined contribution [401(k)] plan covering all eligible employees. Under the terms of the Plan, participating employees elect to contribute a portion of their salaries to the Plan. The Company matches up to a certain percentage of the employees' contribution. Expense for the years ended June 30, 2005, 2004 and 2003 was $77,569, $71,211 and $46,140, respectively.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #9
--------------------------------------------------------------------------------

[11] STOCKHOLDERS' RIGHTS PLAN AND 2000 STOCK OPTION PLAN

On February 6, 1990, the Board of Directors adopted a Stockholders' Rights Plan, which entitles the Right holder, upon the occurrence of specified triggering events, i.e., the acquisition by a person or group of beneficial ownership of 20% or more of outstanding shares; the commencement of a tender offer for 20% or more of outstanding shares [unless an offer is made for all outstanding shares at a price deemed by the Continuing Board to be fair and in the best interest of stockholders] and the determination by the Board that a person is an "Adverse Person," as defined in the Rights Agreement to purchase one share of common stock at an exercise price of $7.50 per share, or in certain "take over" situations, common stock equal in value to two times the exercise price. Subsequent to a triggering event, if the Company is acquired in a merger or other business transaction in which the Company is not the surviving corporation [unless Board approved], or 50% or more of the Company's assets or earning power is sold or transferred, each holder of a Right shall have the right to receive upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right. The Rights may be redeemed by the Company for $.01 per Right at any time prior to the determination of the Board that a person is an Adverse Person or ten days following a public announcement of the acquisition of, or commencement of a tender offer for, 20% of the outstanding common stock. The Rights initially expired in February 2000, but were extended to February 2010. No rights were outstanding under the Stockholders Rights Plan as of June 30, 2005.

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

Information related to stock options granted in connection with 2000 Stock Option Plan is as follows:


                                                          2000 Plan
                                            ----------------------------------
                                                                 Weighted
                                              Number of          Average
                                                Shares        Exercise Price
                                             -------------    --------------

Outstanding - June 30, 2002                        362,000    $          .88
   Granted                                              --                --
   Exercised                                            --                --
   Forfeited/Canceled                               (8,500)              .88
                                             -------------    --------------

Outstanding - June 30, 2003                        353,500               .88
   Granted                                              --                --
   Exercised                                       (31,000)              .88
   Forfeited/Canceled                                   --                --
                                             -------------    --------------

Outstanding - June 30, 2004                        322,500               .88

   Granted                                          20,000              1.54
   Exercised                                       (17,500)              .88
   Forfeited/Canceled                               (1,500)               --
                                             -------------    --------------

   OUTSTANDING - JUNE 30, 2005                     323,500    $          .92
   ---------------------------               =============    ==============

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #10
--------------------------------------------------------------------------------

[11] STOCKHOLDERS' RIGHTS PLAN AND 2000 STOCK OPTION PLAN [CONTINUED]

The following is a transaction summary on non-incentive stock options granted to non-employees at fair market value of the common stock at date of grant:

                                                           Weighted
                                        Number of           Average
                                          Shares        Exercise Price
                                       -------------    --------------

Outstanding - June 30, 2002                   75,000    $         1.59
   Granted                                        --                --
   Exercised                                      --                --
   Forfeited/Canceled                             --                --
                                       -------------    --------------

Outstanding - June 30, 2003                   75,000              1.59
   Granted                                        --                --
   Exercised                                      --                --
   Forfeited/Canceled                             --                --
                                       -------------    --------------

Outstanding - June 30, 2004                   75,000              1.59
   Granted                                        --                --
   Exercised                                      --                --
   Forfeited/Canceled                             --                --
                                       -------------    --------------

OUTSTANDING - JUNE 30, 2005                   75,000    $         1.59
---------------------------            =============    ==============

The following table summarizes information about stock options outstanding at June 30, 2005:

                           Options Outstanding         Options Exercisable
                  ---------------------------------  ------------------------
                              Weighted-
                               Average    Weighted-                 Weighted-
                              Remaining    Average                   Average
   Range of         Number   Contractual  Exercise     Number       Exercise
Exercise Prices   of Options    Life        Price    of Options       Price
---------------   ----------    ----        -----    ----------       -----

$.88 - $1.54       322,500       5.5          $.92      303,500       $.88
       $1.59        75,000       5.5         $1.59       75,000      $1.59

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

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #11
--------------------------------------------------------------------------------

[11] STOCKHOLDERS' RIGHTS PLAN AND 2000 STOCK OPTION PLAN [CONTINUED]

                                                          2005
                                                        ---------

Expected Option Term (Years)                                    2
Risk-Free Interest Rate (%)                                 3.50%
Expected Volatility (%)                                       47%
Dividend Yield (%)                                             -
Weighted Average Fair Value of Options Granted              $0.40


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


                                                  2005             2004               2003
                                                 -------          -------            -------
Net [Loss]:
   As Reported                            $     (1,376,278)   $    (1,129,549)  $     (1,212,629)
   Compensation Expense for Stock Options           (7,929)                --                 --
                                          ----------------    ---------------   ----------------

   Pro Forma Net [Loss]                   $     (1,384,207)   $    (1,129,549)  $     (1,212,629)
                                          ================    ===============   ================

Basic [Loss] Per Share as Reported         $         (.29)    $         (.24)   $          (.25)
Pro Forma Basic [Loss] Per Share           $         (.29)    $         (.24)   $          (.25)
Diluted [Loss] Per Share as Reported       $         (.29)    $         (.24)   $          (.25)
Pro Forma Diluted [Loss] Per Share         $         (.29)    $         (.24)   $          (.25)


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

The Company decided to (i) take corrective action under the IRS Walk-in Closing Agreement Program ["CAP"], (ii) apply for a favorable determination letter with respect to the Plan from the IRS, and (iii) terminate the Plan. The CAP program provides a correction mechanism for "non-amenders" such as the Company. In addition, the Company will be required to correct, retroactively, operational violations, and to pay any resulting excise taxes and PBGC premiums and penalties that may be due. In December 2000, the Company made a contribution to the Plan along with payments of specified sanctions in connection with the IRS settlement. The Company resolved this matter with the PBGC in March of 2005.

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

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #13
--------------------------------------------------------------------------------

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

[14] SIGNIFICANT CUSTOMERS

Significant customers who on an individual basis accounted for more than 10% of total revenues during fiscal 2005, 2004 and 2003 were as follows. For the years ended 2005, 2004 and 2003, one customer accounted for approximately $4,129,000, $6,732,000 and $7,500,000, respectively. That same customer had accounts receivable balances of $1,299,000 in 2005 and $1,066,000 in 2004.

[15] BUYING AGREEMENT

During the year ended June 30, 2005 and 2004, the Company purchased approximately $6,000,000 and $6,250,000 of hardware from one vendor at discounted prices under a buying agreement. Should the buying agreement be terminated, the Company may not be able to obtain purchases from another supplier at comparable terms.

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

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #14
--------------------------------------------------------------------------------

[18] NEW AUTHORITATIVE PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs - an amendment to ARB No. 43." This statement provides guidance to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage), among other production costs. Provisions of ARB No. 43 stated that under some circumstances, items such as idle facility expense, excessive spoilage and other costs may be so abnormal as to require treatment as current period charges. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this statement is required for fiscal years beginning after June 15, 2005. Adoption of the Statement is not expected to have a material impact on the financial statements of the Company.

In November 2004, the FASB issued SFAS No. 152 "Accounting for Real Estate Time-Sharing Transactions - An amendment of SFAS No. 66 and 67. This Statement amends SFAS No. 66. "Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state the guidance for (a) incidental costs and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to guidance in SOP 04-2, effective for financial statements with fiscal years beginning after June 15, 2005. Adoption of this Statement is not expected to have a material impact on the financial statements of the Company.

In November 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment to APB No. 29." This Statement amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this statement is required for fiscal years beginning after June 15, 2005. Adoption of this statement is not expected to have a material impact on the financial statements of the Company.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment." The statement requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instrument issued. The statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will be required to adopt SFAS 123 (R) as of July 1, 2006. The adoption may have a material impact on the consolidated financial statements of the Company.

In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections". This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Adoption of this statement is required for fiscal years starting after December 15, 2005. The adoption of this statement is not expected to have a material impact on the consolidated financial statements of the Company.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #15
--------------------------------------------------------------------------------

[19] SELECTED QUARTERLY FINANCIAL DATA [UNAUDITED]


                                                         Three Months Ended
                               -------------------------------------------------------------------
                                 September 30,    December 31,       March 31,          June 30,         Fiscal Year
                                     2004              2004             2005              2005              2005
                                    -------          -------          -------            -------           -------

Net Revenues                   $   10,693,227   $     7,663,278  $     7,414,897   $     8,269,589   $     34,040,991
Gross Profit                   $    1,745,220   $     1,346,148  $     1,193,334   $       645,982   $      4,930,684
Net Income [Loss]              $      164,400   $      (141,212) $      (544,682)  $      (854,784)  $     (1,376,278)
Net Income [Loss] per
   Common Share:
   Basic & Diluted             $        0.03    $        (0.03)  $        (0.09)   $        (0.20)   $         (0.29)


                                                         Three Months Ended
                               -------------------------------------------------------------------
                                 September 30,    December 31,       March 31,          June 30,         Fiscal Year
                                     2003              2003             2004              2004              2004
                                    -------          -------          -------            -------           -------

Net Revenues                   $    9,848,432   $     7,617,621  $     7,596,887   $     5,536,724   $     30,599,664
Gross Profit                   $    1,794,509   $     1,409,232  $     1,261,068   $       293,520   $      4,758,329
Net Income [Loss]              $       37,909   $      (190,898) $      (450,029)  $      (526,531)  $     (1,129,549)
Net Income [Loss] Per
   Common Share:
   Basic and Diluted           $          .01   $         (.04)  $         (.09)   $         (.12)   $          (.24)


                                                         Three Months Ended
                               -------------------------------------------------------------------
                                 September 30,    December 31,       March 31,          June 30,         Fiscal Year
                                     2002              2002             2003              2003              2003
                                    -------          -------          -------            -------           -------

Net Revenues                   $    9,634,231   $     7,386,691  $     6,855,853   $     7,736,080   $     32,799,020
Gross Profit                   $    1,588,206   $     1,314,724  $     1,040,413   $     1,041,083   $      5,505,892
Net Income [Loss]              $       33,990   $           343  $      (444,830)  $      (609,611)  $     (1,212,629)
Net Income [Loss] Per
   Common Share:
   Basic and Diluted           $          .01   $            --  $         (.09)   $         (.13)   $          (.25)


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

                                          MOORE STEPHENS, P. C.
                                          Certified Public Accountants.

Cranford, New Jersey
August 12, 2005

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003.
--------------------------------------------------------------------------------


              (a)                                     (b)               (c)                  (d)             (e)

                                                   BALANCE AT        CHARGED TO          DEDUCTIONS        BALANCE
                                                    BEGINNING         COST AND          TO VALUATION       AT END
          DESCRIPTION                               OF PERIOD         EXPENSES            ACCOUNTS        OF PERIOD
          -----------                           ---------------  -----------------  -----------------   ---------------
Year Ended June 30, 2005
   Allowance for Doubtful Accounts              $       105,000  $          24,500  $              --   $       129,500
   Deferred Tax Asset Valuation
     Allowance                                          881,517                 --            (72,599)          808,918
   Inventory Reserve                                     30,000                 --            (10,000)           20,000
                                                ---------------  -----------------  -----------------   ---------------

   TOTALS                                       $     1,016,517  $          24,500  $         (82,599)  $       958,418
   ------                                       ===============  =================  =================   ===============


Year Ended June 30, 2004
   Allowance for Doubtful Accounts              $       100,000  $           5,000  $              --   $       105,000
   Deferred Tax Asset Valuation
     Allowance                                          479,206            402,311                 --           881,517
   Inventory Reserve                                     45,000                 --            (15,000)           30,000
                                                ---------------  -----------------  -----------------   ---------------

   TOTALS                                       $       624,206  $         407,311  $         (15,000)  $     1,016,517
   ------                                       ===============  =================  =================   ===============

Year Ended June 30, 2003
   Allowance for Doubtful Accounts              $       107,000  $              --  $          (7,000)  $       100,000
   Deferred Tax Asset Valuation
     Allowance                                               --            479,206                 --           479,206
   Inventory Reserve                                     60,000                 --            (15,000)           45,000
                                                ---------------  -----------------  -----------------   ---------------

   TOTALS                                       $       167,000  $         479,206  $         (22,000)  $       624,206
   ------                                       ===============  =================  =================   ===============

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

         The Corporation does not have an Executive Committee. As a result of the approval of the classification of the board, the term of office of the directors is as follows: John J. Wilk and Vincent Cusumano, each of whom will serve for a three year period, Earle Kunzig and Jay Smolyn, each of whom will serve until the next meeting of stockholders; and Steven J. Wilk, Raymond J. Rekuc and Susan M. Wilk, each of whom will serve for a two-year term.


         Set forth below is biographical information regarding directors and executive officers of the Company. Unless otherwise noted, each director has held the indicated position for at least five years.

         JOHN J. WILK*, 77, was the President and Chief Executive Officer of TransNet since its inception in 1969 until May 1986, when he was elected as Chairman of the Board of Directors.

         STEVEN J. WILK*, 48, has been the President and Chief Executive Officer of TransNet since May 1986. He was elected as a director of TransNet in April 1989.

         JAY A. SMOLYN, 49, has been employed at TransNet since 1976 and in April 1985 became Vice President, Operations. He was elected as a director of TransNet in March 1990.

         VINCENT CUSUMANO, 70, has served as a director of TransNet since 1977. He is the President and Chief Executive Officer of Cusumano Perma-Rail Corporation of Roselle Park, New Jersey, distributors and installers of exterior iron railings.

         EARLE KUNZIG, 66, has served as a director of TransNet director since 1976. He is Vice President of Sales and a principal of Hardware Products Sales, Inc., Wayne, New Jersey, a broker of used computer equipment and provider of computer maintenance services.

         RAYMOND J. REKUC, 59, has served as a director of TransNet since 1983. He is the principal of Raymond J. Rekuc, Certified Public Accountant, an accounting firm located in Washington Township, New Jersey. Mr. Rekuc is a member of the American Institute of Certified Public Accountants and the New Jersey Society of Certified Public Accountants.

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

Compliance with Section 16(A) of the Exchange Act
-------------------------------------------------

Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Corporation pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, the Corporation believes that with respect to fiscal 2005, its officers, directors and beneficial owners of more than 10% of its equity timely complied with all applicable Section 16(a) filing requirements.

Code of Ethics
--------------

The Corporation adopted a Code of Ethics that applies to the Corporation's executive offers, chief financial officer, and controller, as well as all its employees. The Code of Ethics was attached as an exhibit to the Form 10-K for the fiscal year ended June 30, 2004. A copy of the Code of Ethics is available at no cost by writing to: TransNet Corporation, Attn: Investor Relations, 45 Columbia Road, Somerville, New Jersey 08876.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation paid or accrued by the Corporation during the three years ended on June 30, 2005, to its Chief Executive Officer and each of its other executive officers whose total annual salary and bonus for the fiscal year ended June 30, 2005, exceeded $100,000. All of the Corporation's group life, health, hospitalization or medical reimbursement plans, if any, do not discriminate in scope, terms or operation, in favor of the executive officers or directors of the Corporation and are generally available to all full-time salaried employees.

                                                 SUMMARY COMPENSATION TABLE

                                         Annual Compensation                             Long-Term Compensation
                           ---------------------------------------------    ----------------------------------------------
                                                                            Securities
                             Year                                           Underlying
Name and                     Ended                          Other Annual      Options    Restricted    LTIP      All Other
Principal Position         June 30,    Salary     Bonus     Compensation       Sars     Stock Awards  Payouts  Compensation
------------------         --------    ------     -----     ------------    ----------  ------------  -------  ------------
Steven J. Wilk               2005     $300,000      $0           $0              0            0          $0          0
 President and Chief         2004     $300,000      $0           $0              0            0          $0          0
 Executive Officer           2003     $300,000      $0           $0              0            0          $0          0

Jay Smolyn                   2005     $180,000      $0           $0              0            0          $0          0
  Vice President             2004     $180,000      $0           $0              0            0          $0          0
  Operations                 2003     $165,000      $0           $0              0            0          $0          0


                        OPTION GRANTS IN LAST FISCAL YEAR
                               (individual grants)

         No options were granted during fiscal 2005.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth information with respect to the Named Executive Officer concerning the exercise of options during fiscal 2004 and the number and value of unexercised options held as of the end of fiscal 2004.


                                                Number             Value of
                                             of Securities        Unexercised
                                              Underlying         In-the-Money
                Number of                 Unexercised Options  Options at Fiscal
    Name of      Shares                   at Fiscal Year End;    Year End ($);
   Executive    Acquired       Value        (Exercisable/       (Exercisable/
    Officer    on Exercise  Realized ($)    Unexercisable)      Unexercisable)
   ---------   -----------  ------------  -------------------  -----------------

Steven J. Wilk      0            0             100,000/0           $60,000/0
Jay A. Smolyn       0            0              50,000/0           $30,000/0

Employment Contracts with Executive Officers
--------------------------------------------

         TransNet has employment contracts in effect with Steven J. Wilk and Jay
A. Smolyn that expire on June 30, 2008. Pursuant to the employment contracts, Steven J. Wilk's annual salary is "at least" $300,000 and Mr. Smolyn's salary is "at least" $165,000 or, in each case, such greater amount as may be approved from time to time by the Board of Directors. The contracts also provide for additional incentive bonuses to be paid with respect to each of the Corporation's fiscal years based upon varying percentages of the Corporation's consolidated pre-tax income exclusive of extraordinary items (3% of the first $500,000, 4% of the next $500,000, 5% of the next $4,000,000 and 6% of amounts in excess of

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

Directors' Compensation
-----------------------

Directors who are salaried employees receive no additional compensation for services as a director or as a member of any committee of the board of directors. Directors who are not officers or employees of the Company receive an annual retainer of $5,000. Such directors do not receive additional fees for their service on a committee of the board of directors. During fiscal 2005, the Company paid an annual retainer fee of $5,000 to each of its three outside directors.



Stock Options
-------------

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name of Beneficial                  Amount of Shares              Percent of
Owner                              Beneficially Owned              Class (a)
------------------                 ------------------             ----------


Steven J. Wilk (b)                      456,500 (c)                    9%
John J. Wilk (b)                        225,500 (d)                    4%
Jay A. Smolyn (b)                       133,000 (e)                    3%
Susan M. Wilk (b)                       108,200 (f)                    2%
Vincent Cusumano (b)                     15,000 (g)                     *
Earle Kunzig (b)                         20,000 (h)                     *
Raymond J. Rekuc (b)                      2,500 (i)                     *

All officers and directors                 960,700                    18%
as a group (seven persons)

-----------------------------------------
*  Less than 1%.

(a) Based on 4,818,304 shares of the Company's Common Stock outstanding, plus 262,500 shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days.

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

(i) Includes 2,500 shares that Mr. Rekuc is entitled to purchase upon the exercise of incentive stock options. The options were granted on March 4, 2001 under the Company's 2000 Stock Option Plan. The exercise price is $0.88 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 2003, East Coast Property Management, LLC, ("East Coast"), a limited liability corporation owned by Steven J. Wilk and Jay A. Smolyn, purchased the property occupied by the Corporation and assumed the "net-net" lease held by the former owner. In April 2004, a lease was executed by East Coast and the Corporation. The annual rental payment to be made by the Corporation to East Coast in 2005 will be $165,719. See Footnote 7[A] to the Consolidated Financial Statements for additional information.




ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         The following table shows the fees paid or accrued by the Company for the audit and other services provided by Moore Stephens for fiscal 2005 and 2004.

                                              2005                       2004
                                              ----                       ----

       Audit Fees                            $52,000                   $60,800
       ----------

       Audit Related Fees                     $7,500                    $2,700
       ------------------

       Tax Fees                               $7,830                    $4,000
       --------

       All Other Fees                              0                         0
       --------------

       Total                                 $67,330                   $67,500
       -----


         The audit committee pre-approves all audit and permissible non-audit services provided to the Corporation by Moore Stephens. The non-audit services include audit-related services, tax services and other services.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. FINANCIAL STATEMENTS o Independent Auditor's Report.

     o    Consolidated Balance Sheets as of June 30, 2005 and June 30, 2004.

     o Consolidated Statements of Operations for the Years Ended June 30, 2005, 2004 and 2003.

     o Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2005, 2004 and 2003.

     o Consolidated Statements of Cash Flows for the Years Ended June 30, 2005, 2004 and 2003.

     o    Notes to Consolidated Financial Statements

     3.   EXHIBITS

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

     3.1 (c) March 17, 1993 Amendment
     to Certificate of Incorporation

     3.2 (a) Amended By-Laws                  Exhibit 3 to Annual Report on Form
                                              10-K for year ended June 30, 1987

     3.2 (b) Article VII, Section 7 of        Exhibit to Current Report on
     the By-Laws, as amended                  Form 8-K for January 25, 1990

     4.1 Specimen Common Stock                Exhibit 4(A) to Registration
     Certificate                              Statement on Form S-1
                                              (File No. 2-42279)

     10.1  March 1, 1991 lease agreement      Exhibit 10.1 to Annual Report on
     between W. Realty and the                Form 10-K for year ended June 30,
     Corporation for premises at              1991
     45 Columbia Road, Somerville
     (Branchburg), New Jersey

     10.2  February 1, 1996 amendment to      Exhibit 10.2 to Annual Report on
     Lease Agreement between W. Realty        Form 10-K for year ended June 30,
     and the Corporation for premises at      1996
     45 Columbia Road, Somerville,
     New Jersey

     10.3 Employment Agreements expiring      Exhibit 10.3 to Annual Report on
     on June 30, 2005 with Steven J. Wilk     Form 10-K for year ended June 30,
     and Jay A. Smolyn                        2001

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

     10.6  Lease between TransNet             Exhibit 10.6 to Annual Report
     Corporation and East Coast               on Form 10-K for year ended
     Management, LLC                          June 30, 2004

     14  Code of Ethics                       Exhibit 14 to Annual Report on
                                              Form 10-K for year ended
                                              June 30, 2004

(b)  Reports on Form 8-K
     -------------------

     On May 16, 2005, TransNet Corporation filed a Form 8-K on Item 9 to report that it issued a press release announcing the results of the third quarter and nine-month results for the period ended March 31, 2005.

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

REGISTRANT:                             TRANSNET CORPORATION



Date:   September 27, 2005              By /s/ Steven J. Wilk
                                        ----------------------------------------
                                        Steven J. Wilk
                                        Chief Executive Officer


Date:   September 27, 2005              By /s/ John J. Wilk
                                        ----------------------------------------
                                        John J. Wilk
                                        Chief Financial and Accounting Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



By /s/ Steven J. Wilk                   Date:  September 27, 2005
----------------------------------
         Steven J. Wilk, Director


By /s/ John J. Wilk                     Date:  September 27, 2005
----------------------------------
       John J. Wilk, Director


By /s/ Jay A. Smolyn                    Date:  September 27, 2005
----------------------------------
       Jay A. Smolyn, Director


By /s/ Raymond J. Rekuc                 Date:  September 27, 2005
----------------------------------
       Raymond J. Rekuc, Director


By /s/ Vincent Cusumano                 Date:  September 27, 2005
----------------------------------
       Vincent Cusumano, Director


By /s/ Earle Kunzig                     Date:  September 27, 2005
----------------------------------
       Earle Kunzig, Director


By /s/ Susan M. Wilk                    Date:  September 27, 2005
----------------------------------
       Susan M. Wilk, Director