Form 10-Q
period 2005-09-30
TRANSNET CORP
filed 2005-11-14
CIK 99313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2005
                               ------------------

                                       Or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to _________________

Commission File No. 0-8693
                    --------------


                              TRANSNET CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      22-1892295
--------------------------------            -----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

45 COLUMBIA ROAD, SOMERVILLE, NEW JERSEY                 08876-3576
----------------------------------------               -------------
(Address of principal executive offices)                 (Zip Code)

Registrant's Telephone Number, Including Area Code:     908-253-0500
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

   Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Exchange Act)
                                                                 Yes     No  X
                                                                    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 3, 2005: 4,823,304.

                              TRANSNET CORPORATION
                                    FORM 10-Q

                                TABLE OF CONTENTS
                                -----------------

                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

         Consolidated Balance Sheets
                  September 30, 2005 (unaudited) and June 30, 2005        1


         Consolidated Statements of Operations (unaudited)
                  Three Months Ended September 30, 2005 and 2004          2


         Consolidated Statements of Cash Flows (unaudited)
                  Three Months Ended September 30, 2005 and 2004          3


         Notes to Consolidated Financial Statements                       4


     Item 2.  Management's Discussion and Analysis                        7


     Item 4.  Controls and Procedures                                    11


PART II.  OTHER INFORMATION
-------   -----------------


     Item 6. Exhibits and Reports on Form 8-K                            12

     Signatures                                                          12
     Certifications                                                      13

                       TRANSNET CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                        September 30,           June 30,
                                                                           2 0 0 5               2 0 0 5
                                                                           -------               -------
                                                                         (unaudited)
ASSETS:
CURRENT ASSETS
   Cash and Cash Equivalents                                          $     1,848,323    $      5,752,404
   Accounts Receivable - Net                                                7,198,110           3,522,831
   Inventories                                                              2,503,569           1,579,353
   Other Current Assets                                                       175,499              92,469
   Deferred Tax Asset                                                          51,674              98,183
                                                                      ---------------    ----------------

   TOTAL CURRENT ASSETS                                               $    11,777,175    $     11,045,240

PROPERTY AND EQUIPMENT - NET                                                  644,104             701,563


OTHER ASSETS                                                                  263,192             262,297
                                                                      ---------------    ----------------

   TOTAL ASSETS                                                       $    12,684,471    $     12,009,100
                                                                      ===============    ================

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts Payable                                                   $     1,545,480    $        465,656
   Accrued Expenses                                                           330,753             291,177
   Income Taxes Payable                                                        19,992              19,992
   Floor Plan Payable                                                         762,395           1,284,905
                                                                      ---------------    ----------------

   TOTAL CURRENT LIABILITIES                                          $     2,658,620           2,061,730

DEFERRED TAX LIABILITY                                                         11,712              11,712

COMMITMENTS AND CONTINGENCIES                                                      --                  --

STOCKHOLDERS' EQUITY:
   Capital Stock - Common, $.01 Par Value, Authorized
   15,000,000 Shares; Issued 7,408,524 at September 30, 2005
    and June 30, 2005
     [of which 2,585,220 are in Treasury
      at September 30 and June 30, 2005]                                       74,085              74,085

   Paid-in Capital                                                         10,574,670          10,574,670

   Retained Earnings                                                        6,518,219           6,439,738
                                                                      ---------------    ----------------

   Totals                                                                  17,166,974          17,088,493
   Less:  Treasury Stock - At Cost                                         (7,152,835)         (7,152,835)
                                                                      ---------------    ----------------

   TOTAL STOCKHOLDERS' EQUITY                                              10,014,139           9,935,658
                                                                      ---------------    ----------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $    12,684,471    $     12,009,100
                                                                      ===============    ================


See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                             --------------------------------

                                                                2005                  2004
                                                                ----                  ----
REVENUE
Equipment                                                 $     7,298,903        $   6,616,088
Services                                                        3,782,956            4,077,139
                                                          ---------------        -------------

Total Revenue:                                                 11,081,859           10,693,227
                                                          ---------------        -------------


COST OF REVENUE
Equipment                                                       6,588,346            6,034,003
Services                                                        2,628,497            2,914,004

Total Cost of Revenue                                           9,216,843            8,948,007
                                                          ---------------        -------------

Gross Profit                                                    1,865,016            1,745,220

Selling, General and Administrative Expenses                    1,759,246            1,701,748
                                                          ---------------        -------------


Operating Income                                                  105,770               43,472
                                                          ---------------        -------------

Other Income
     Interest Income                                               13,141               10,147
                                                          ---------------        -------------


Income Before Tax Expense                                         118,911               53,619

Provision for Income Tax                                           40,430             (110,781)
                                                          ---------------        -------------

Net Income                                                $        78,481        $     164,400
                                                          ===============        =============

Basic Net Income Per Common Share                         $          0.02        $        0.03
                                                          ===============        =============

Diluted Net Income Per Common Share                       $          0.02        $        0.03
                                                          ===============        =============

Weighted Average Common shares Outstanding-Basic                4,823,304            4,805,804
                                                          ===============        =============
Weighted Average Common shares Outstanding-Diluted              4,936,033            4,936,547
                                                          ===============        =============

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                                            --------------------------------

                                                                             2005                    2004
                                                                             ----                    ----
OPERATING ACTIVITIES:
       Net Income                                                      $        78,481        $        164,400
                                                                       ---------------        ----------------
       Adjustments to Reconcile Net Income to Net Cash:
       Depreciation and Amortization                                            60,135                  40,951
       Provision for Doubtful Accounts                                          15,000                  15,000
       Deferred Income Taxes                                                    46,509                (110,781)

Changes in Assets and Liabilities
       (Increase) Decrease in:
       Accounts Receivable                                                  (3,690,281)             (2,711,421)
       Inventory                                                              (924,216)               (464,996)
       Other Current Assets                                                    (83,030)                (72,382)
       Other Assets                                                             (1,143)                (24,514)

Increase (Decrease) in:
       Accounts Payable and Accrued
         Expenses                                                            1,119,400                 423,510
       Income Tax Payable                                                           --                  (2,996)
       Total Adjustments                                                    (3,457,626)             (2,907,629)

Net Cash - Operating Activities                                             (3,379,145)             (2,743,229)
                                                                       ---------------        ----------------
Investing Activities:
       Capital Expenditures                                                     (2,424)               (149,190)
Net Cash-Investing Activities                                                   (2,424)               (149,190)

Financing Activities:
Floor Plan Payable-Net                                                        (522,512)               (389,326)
                                                                       ----------------       ----------------

Net Cash-Financing Activities                                                 (522,512)               (389,326)
                                                                       ---------------        ----------------

Net (Decrease) In Cash and Cash Equivalents                            $    (3,904,081)       $     (3,281,745)

Cash and Cash Equivalents-Beginning of periods                         $     5,752,404        $      7,064,644
                                                                       ---------------        ----------------

Cash and Cash Equivalents-End of periods                               $     1,848,323        $      3,782,899
                                                                       ---------------        ----------------

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest                                                               $            --        $             --
Income Taxes                                                           $            --        $             --


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

       (d) Earnings Per Share: Earnings per common share - basic are based on 4,823,304 and 4,805,804 weighted shares outstanding for the three months ended September 30, 2005 and 2004, respectively. Diluted are based on 4,936,033 and 4,936,547 weighted shares outstanding for the three months ended September 30, 2005 and 2004, respectively.

       (e) In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting only of normal recurring adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented.

       (f) These statements should be read in conjunction with the summary of significant accounting policies and notes contained in the Corporation's annual report on Form 10-K for the year ended June 30, 2005.

       (g) The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire year.

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

       (i) At September 30, 2005, the Corporation had a stock-based employee compensation plan. The Corporation accounts for the plan under the measurement principals of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise equal to the market value of the underlying common stock on the date of grant. The following tables illustrate the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123 to stock based employee compensation.

                                                                                THREE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                               ------------------

                                                                         2 0 0 5                2 0 0 4
                                                                         -------                -------
NET INCOME:
   As Reported                                                        $     78,481           $   164,400

DEDUCT:
   Stock Based Employee Compensation Expense
    Determined under the Fair Value Based Method - Net of Tax                    0                (7,929)
                                                                      ------------           ------------

   PRO FORMA NET INCOME                                                          0               156,471
                                                                      ------------           -----------

BASIC  EARNINGS PER SHARE:
   As Reported                                                        $       0.02           $      0.03
   Pro-Forma                                                          $       0.02           $      0.03

DILUTED [LOSS] EARNINGS PER SHARE:
   As Reported                                                        $       0.02           $      0.03
   Pro-Forma                                                          $       0.02           $      0.03

(2.)   INCOME TAXES

       The Corporation has a deferred tax benefit of $51,674 and a deferred tax liability of $11,712 based upon temporary timing differences including inventory capitalization, allowance for doubtful accounts, vacation pay accruals and depreciation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues and earnings increased in the quarter ended September 30, 2005 as compared to the same quarter in the prior year, primarily due to an increase in equipment sales. Revenues for the quarter ended September 30, 2005 were $11,081,859, an increase from $10,693,227 for the quarter ended September 30, 2004. For the quarter ended September 30, 2005, the Corporation reported net income of $78,481 as compared with net income of $164,400 for the corresponding period in 2004. The net income for quarter ended September 30, 2004 included a deferred tax benefit of $110,781.

The pre-tax earnings for the quarter ended September 30, 2005 increased 122% over the pre-tax earnings from the same period in the prior year due to the increased revenues and slightly increased profit margins. Despite a sluggish IT environment, the Corporation was able to increase revenue levels in the 2005 quarter as compared to same quarter in 2004, an increase attributable to increased demand, primarily from the educational market, particularly with respect to Internet protocol communications ("IPC") products and services [including Voice over Internet Protocol ("VoIP" and IP Telephony products and services]. As referenced above, earnings in the September 2004 quarter included an income tax benefit that was primarily derived from the Company decreasing the deferred tax asset valuation allowance recorded at June 30, 2004. The decrease in the deferred tax asset valuation allowance was recorded in proportion to those existing net operating losses that the Company currently expects to realize in connection with certain IRS carryback provisions.

During the September 2005 quarter, the Corporation initiated new projects and continued work on existing awards for IPC products and services. The performance of these projects will extend over several quarters. Management notes that some of these projects have been effected by construction delays beyond the Corporation's control, and these delays have resulted in inventory increases and an order backlog. None of these delays have had any significant impact upon the operations of the Corporation. In addition to orders and awards already received, indications of interest have been received by existing and prospective clients with respect to IPC products and services and security technology, areas which management has targeted as growth areas for the Corporation. Although requests for quotations have increased in the past few months and management is cautiously optimistic, assurances cannot be given that all quotations will produce orders.

With respect to selling, general and administrative expenses, expenses remained relatively constant at approximately 16% of revenues for the September 2005 quarter despite slightly increased costs, as compared to approximately 16% of revenue for the September 2004 quarter. These expenses increased as a result of the Corporation's expansion of its sales staff based upon its anticipated growth, particularly in business related to the convergence of voice, video, and data networks in the IPC marketplace. Management continues its efforts to control and reduce administrative and personnel related costs.

As part of the industry competition pressures discussed herein, management continues to see certain erosion in business related to Fortune 500 customers as those customers enter into and/or expand business relationships with large global partners. As part of this erosion, the Corporation's largest customer, a Fortune 500 company, signed an agreement with a global support organization that encompasses some lower margin work previously awarded to TransNet. While the Corporation will still have a significant presence at this client's locations, overall service billing to this client will be reduced. The overall reduction and resulting effects on the Corporation's operations are not known at this time. Although management believes that its focus on higher margin services related to IPC and security will lead to continued growth and opportunities that will help compensate for this reduction, no assurances can be given that the Corporation will be able to replace the loss of a significant amount of business from this customer, should that occur, or that such operations will not be adversely effected.

Management continues its concentration on sales of sophisticated network and system integration products which yield higher profit margins, and continues adherence to and implementation of cost control measures. To maximize profit margins, management consistently works to obtain the best discounts available to it on hardware purchases from its distributors. Management also utilizes new trends such as manufacturers' direct shipment and billing of the customers in exchange for payment to the Corporation of an "agency fee" as a means to reduce equipment related costs while increasing profits. Management believes that this approach, although it may impact revenues, insulates the corporation from challenges which may accompany sudden price decreases, hardware obsolescence and delays collection of receivables.

During the last several years, the computer industry has experienced a trend of decreasing prices of computers and related equipment. Management believes that this trend will continue, but hopes to offset these decreases by expansion of its IPC sales. Industrywide, the result of price erosion has been lower profit margins on sales, which require businesses to sell a greater volume of equipment to maintain past earning levels. Another result of the price decreases has been intensified competition within the industry, including the consolidation of businesses through merger or acquisition, the initiation of sales by many manufacturers directly to the end-user, and the entrance of manufacturers into technical services business. Management believes that the adoption of policies by many larger corporate customers, which limit the number of vendors permitted to provide goods and services for specified periods of time, has further increased price competition.

During the periods discussed, the IT industry as a whole was impacted by a significant slowdown in client spending. Clients have begun to scrutinize their IT spending and the related returns on investments before incurring new expenses. Management believes that future spending will be subject to specific criteria, but also believes that as single source provider, the Corporation will be in a better position to satisfy client demands for cost-effectiveness and a suitable return on investment. Service related revenues, a material segment of revenues, are significant in their contributions to net income because these operations yield a higher profit margin than equipment sales. For the fiscal quarters discussed, revenue from the provision of service, support, outsourcing and network integration was largely attributable to the Corporation's service contracts with a number of corporate customers to provide service and support for the customer's personal computers, peripherals and networks. Most of these contracts are short-term, usually twelve months or less, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur. Recently, management has noted a transition to project-based rather than contract based business with respect to certain support services. Accordingly, the Corporation must rely more upon projects as a source of revenues. Industry changes have also diminished the demand for certain legacy support services, such as help desk, as demand for services such as those related to VoIP systems and call centers has increased. The Corporation has modified its service offerings in response to these industry fluctuations, and has recruited experienced systems engineers and project managers to respond to increased VoIP projects.

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

The Corporation currently finances a portion of its accounts receivable and finances purchases of portions of its inventory through floor-planning arrangements under which such inventory secures the amount outstanding. Floor planning payables decreased in the 2005 period compared to the same period in 2004 as the result of purchases conducted through other channels. Inventory increased in the quarter ended September 30, 2005 as compared to the corresponding period in 2004 as a result of open orders pending at the end of the quarter.

Accounts receivable increased for the quarter ended September 30, 2005 as compared to the same period in 2004 as a result of increased sales. Corresponding with the increased accounts receivables, cash levels decreased in the three months ended September 30, 2005 as compared to the same period in 2004, as funds were used to finance hardware sales. Accounts payable increased in the first quarter of fiscal 2005 as compared to the same quarter in fiscal 2004 as a direct result of the increase in inventory at the end of the quarter.

Management continues its efforts to control administrative and personnel related costs.

Interest income, not a material source of income, increased in the 2005 quarter as compared to 2004 primarily due to higher rates of return on invested funds.

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

VALUATION OF DEFERRED TAX ASSETS

At June 30, 2005, we have a valuation allowance of approximately $808,918 primarily to reduce our deferred tax asset, which is based on a net operating loss carryforwards of $2,020,000 to an amount that will more likely than not be realized. These net operating loss carryforwards have varying carryforward periods and restrictions on usage. The estimation of future taxable income and our resulting ability to utilize net operating loss and tax credit carryforwards can significantly change based on future events, including our determinations as to the feasibility of certain tax planning strategies. Thus, recorded valuation allowances may be subject to material future changes.

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

ITEM 4.  CONTROL AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Corporation have concluded, based on their evaluation as of September 30, 2005, that the Corporation's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                                     PART II
                                OTHER INFORMATION
                                -----------------


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         A. Exhibits -
            31.1 Certification required by Section 302
            31.2 Certification required by Section 302
            32  Certification required by Section 906

         B. Reports on Form 8-K -

            On September 29, 2005, TransNet Corporation filed a Form 8-K under
Item 9.

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



DATE:  November 14, 2005