Form 10-Q
period 2005-12-31
TRANSNET CORP
filed 2006-02-14
CIK 99313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2005
                               -----------------

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to _________________

Commission File No. 0-8693
                    -----------


                              TRANSNET CORPORATION
                              --------------------

             (Exact name of registrant as specified in its charter)

           DELAWARE                                             22-1892295
--------------------------------                          ----------------------
(State or other jurisdiction of                              (IRS Employer
Incorporation or organization)                            Identification Number)

45 COLUMBIA ROAD, SOMERVILLE, NEW JERSEY                        08876-3576
----------------------------------------                  ----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code:           908-253-0500
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

                                                                    Yes X  No __
                                                                        -

Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Exchange Act)

                                                                    Yes __ No X
                                                                              -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 3, 2006: 4,823,304.

                              TRANSNET CORPORATION
                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                          PAGE NO.
------   ---------------------                                          --------

         Consolidated Balance Sheets
                  December 31, 2005 (unaudited) and June 30, 2005          1


         Consolidated Statements of Operations (unaudited)
                  Three Months Ended December 31, 2005 and 2004            2
                  Six Months Ended December 31, 2005 and 2004              3


         Consolidated Statements of Cash Flows (unaudited)
                  Six Months Ended December 31, 2005 and 2004              4


         Notes to Consolidated Financial Statements                        5


     Item 2.  Management's Discussion and Analysis                         7


     Item 4.  Controls and Procedures                                     12


PART II.  OTHER INFORMATION
-------   -----------------


     Item 6.  Exhibits and Reports on Form 8-K                            13

     Signatures                                                           13
     Certifications                                                       14



                                       I.

                       TRANSNET CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                            December 31,     June 30,
                                                                2005           2005
                                                          --------------- --------------
                                                            (Unaudited)
ASSETS:
CURRENT ASSETS
Cash and Cash Equivalents                                 $  2,600,270    $  5,752,404
Accounts Receivable - Net                                    4,796,344       3,522,831
Inventories                                                  3,893,833       1,579,353
Other Current Assets                                           192,877          92,469
Deferred Tax Asset                                              23,513          98,183
                                                          ------------    ------------

TOTAL CURRENT ASSETS                                      $ 11,506,837    $ 11,045,240

PROPERTY AND EQUIPMENT - NET                                   628,639         701,563

OTHER ASSETS                                                   263,922         262,297
                                                          ------------    ------------

TOTAL ASSETS                                              $ 12,399,398    $ 12,009,100
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:

Accounts Payable                                          $    483,041    $    465,656
Accrued Expenses                                             1,471,910         291,177
Income Taxes Payable                                            19,992          19,992
Floor Plan Payable                                             346,305       1,284,905
                                                          ------------    ------------

TOTAL CURRENT LIABILITIES                                 $  2,321,248    $  2,061,730

DEFERRED TAX LIABILITY                                          11,712          11,712

COMMITMENT AND CONTINGENCIES                                        --              --

STOCKHOLDERS' EQUITY:
Capital Stock - Common, $.01 Par Value, Authorized
15,000,000 Shares; Issued 7,408,524 at December
31, 2005 and June 30, 2005 [of which 2,585,220
are in Treasury at December 31 and June 30, 2005]               74,085          74,085

Paid-in Capital                                             10,574,670      10,574,670


Retained Earnings                                            6,570,518       6,439,738
                                                          ------------    ------------


Totals                                                      17,219,273      17,088,493
Less: Treasury Stock - At Cost                              (7,152,835)     (7,152,835)
                                                          ------------    ------------


TOTAL STOCKHOLDERS' EQUITY                                  10,066,438       9,935,658
                                                          ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 12,399,398    $ 12,009,100
                                                          ============    ============

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                      -------------------------
                                                          2005         2004
                                                          ----         ----

REVENUE
Equipment                                             $ 4,678,762   $ 3,872,927

Services                                                3,825,272     3,790,351
                                                      -----------   -----------


Total Revenue:                                          8,504,034     7,663,278
                                                      -----------   -----------

COST OF REVENUE

Equipment                                               4,038,585     3,570,140

Services                                                2,712,432     2,746,990


Total Cost of Revenue                                   6,751,017     6,317,130
                                                      -----------   -----------


Gross Profit                                            1,753,017     1,346,148


Selling, General and Administrative Expenses            1,679,697     1,622,443
                                                      -----------   -----------


Operating Income (Loss)                                    73,320      (276,295)
                                                      -----------   -----------

Interest Income                                             7,139        10,680
                                                      -----------   -----------

Income (Loss) Before Tax Expense                           80,459      (265,615)

Income Tax (Benefit)                                       28,161      (124,403)
                                                      -----------   -----------

Net Income (Loss)                                     $    52,298   $  (141,212)
                                                      ===========   ===========

Basic Net Income (Loss)  Per Common Share             $      0.01   $     (0.03)
                                                      ===========   ===========

Diluted Net Income (Loss) Per Common Share            $      0.01   $     (0.03)
                                                      ===========   ===========

Weighted Average Common Shares Outstanding - Basic      4,823,304     4,805,804
                                                      ===========   ===========

Weighted Average Common Shares Outstanding - Diluted    4,916,505     4,805,804
                                                      ===========   ===========

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             SIX MONTHS ENDED
                                                                DECEMBER 31,
                                                       ---------------------------
                                                           2005           2004
                                                           ----           ----
REVENUE
Equipment                                              $ 11,977,665   $ 10,489,015

Services                                                  7,608,229      7,867,490
                                                       ------------   ------------

Total Revenue:                                           19,585,894     18,356,505
                                                       ------------   ------------

COST OF REVENUE
Equipment                                                10,491,931      9,604,141

Services                                                  5,475,929      5,660,994

Total Cost of Revenue                                    15,967,860     15,265,135
                                                       ------------   ------------

Gross Profit                                              3,618,034      3,091,370

Selling, General and Administrative Expenses              3,438,942      3,324,193
                                                       ------------   ------------

Operating Income (Loss)                                     179,092       (232,823)
                                                       ------------   ------------

Interest Income                                              20,280         20,827
                                                       ------------   ------------

Income (Loss)  Before Tax Expense                           199,372       (211,996)

Provision for Income Tax (Benefit)                           68,591       (235,184)
                                                       ------------   ------------

Net Income                                             $    130,781   $     23,188
                                                       ============   ============

Basic Net Income Per Common Share                      $       0.03   $         --
                                                       ============   ============

Diluted Net Income Per Common Share                    $       0.03   $         --
                                                       ============   ============

Weighted Average Common Shares Outstanding - Basic        4,823,304      4,805,804
                                                       ============   ============

Weighted Average Common Shares Outstanding - Diluted      4,925,992      4,935,243
                                                       ============   ============


See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                           SIX MONTHS ENDED DECEMBER 31,
                                           -----------------------------
                                                2005           2004
                                                ----           ----

OPERATING ACTIVITIES:

Net Income                                  $   130,781    $    23,188
                                            -----------    -----------
Adjustments to Reconcile Net Income
To Net Cash:
Depreciation and Amortization                   120,316         87,497
Provision for Doubtful Accounts                  30,000             --
Deferred Tax Benefit                             74,670       (235,184)

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable                          (1,303,514)        (7,785)
Inventory                                    (2,314,480)      (324,506)
Other Current Assets                           (100,408)       (88,376)
Other Assets                                     (2,122)       (93,544)

Increase (Decrease) in:
Accounts Payable and Accrued Expenses         1,198,118        162,329
Other Current Liabilities                                           --
Income Tax Payable                                              (9,826)
                                            -----------    -----------
Total Adjustments                           $(2,297,420)   $  (509,395)
                                            -----------    -----------

NET CASH - OPERATING ACTIVITIES - FORWARD   $(2,166,639)   $  (486,207)
                                            -----------    -----------

INVESTING ACTIVITIES:
Capital Expenditures                        $   (46,895)   $  (183,208)
                                            -----------    -----------

NET CASE - INVESTING ACTIVITIES             $   (46,895)   $  (183,208)
                                            -----------    -----------

FINANCING ACTIVITIES -
Floor Plan Payable - Net                    $  (938,600)   $  (605,691)
                                            -----------    -----------

NET CASH - FINANCING ACTIVITIES             $  (938,600)   $  (605,691)
                                            -----------    -----------

NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS                        $(3,152,134)   $(1,275,106)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIODS                        $ 5,752,404    $ 7,064,644
                                            -----------    -----------

CASH AND CASH EQUIVALENTS AT
END OF PERIODS                              $ 2,600,270    $ 5,789,538
                                            -----------    -----------

Supplemental Disclosures of Cash Flow
Information:

Cash paid during the period for:

Interest                                             --    $        --

Income Taxes                                         --    $        --

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

     (d) Earnings Per Share: Earnings per common share - basic are based on 4,823,304 and 4,805,804 weighted shares outstanding for the three months ended December 31, 2005 and 2004, respectively, and 4,823,404 and 4,805,804 weighted shares outstanding for the six months ended December 31, 2005 and 2004, respectively. Diluted are based on 4,916,505 and 4,805,804 weighted shares outstanding for the three months ended December 31, 2005 and 2004, respectively, and 4,925,992 and 4,935,243 weighted shares outstanding for the six months ended December 31, 2005 and 2004, respectively.

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

     (g) The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the results to be expected for the entire year.

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

     In November 2004, the FASB issued SFAS No. 153, "Exchanges of No monetary Assets - an amendment to APB No. 29." This Statement amends Opinion No. 29 to eliminate the exception for no monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of no monetary assets that do not have commercial substance. A no monetary exchange has commercial substance if the future cash flows of the entity expected to change significantly as a result of the exchange. Adoption of this statement is not expected to have a material impact on the financial statements of the Company.

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

     (I) At December 31, 2005, the Corporation had a stock-based employee compensation plan. The Corporation accounts for the plan under the measurement principals of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise equal to the market value of the underlying common stock on the date of grant. The following tables illustrate the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123 to stock based employee compensation.

                                                 SIX MONTHS ENDED
                                                    DECEMBER 31,
                                                 2005          2004
                                                 ----          ----

NET INCOME:
As Reported                                 $   130,781   $   23,188

DEDUCT:
Stock Based Employee Compensation Expense
Determined under the Fair Value Based
                                            -----------   ----------
Method - Net of Tax                                  --       (7,929)

                                            -----------   ----------
PRO FORMA NET [LOSS] INCOME                     130,781       15,259
                                            -----------   ----------

BASIC [LOSS] EARNINGS PER SHARE:
As Reported                                 $      0.03   $     0.00

Pro-Forma                                   $      0.03   $     0.00


DILUTED [LOSS] EARNINGS PER SHARE:
As Reported                                 $      0.03   $     0.00

Pro-Forma                                   $      0.03   $     0.00


                                                 THREE MONTHS ENDED
                                                     DECEMBER 31,
                                                 2005          2004
                                                 ----          ----

NET INCOME:
As Reported                                 $   52,298   $  (141,212)


DEDUCT:
Stock Based Employee Compensation Expense
Determined under the Fair Value Based               --            --
                                            ----------   -----------
Method - Net of Tax

                                            ----------   -----------
PRO FORMA NET [LOSS] INCOME                     52,298      (141,212)
                                            ----------   -----------

BASIC [LOSS] EARNINGS PER SHARE:
As Reported                                 $     0.01   $     (0.03)
Pro-Forma                                   $     0.01   $     (0.03)

DILUTED [LOSS] EARNINGS PER SHARE:
As Reported                                 $     0.01   $     (0.03)
Pro-Forma                                   $     0.01   $     (0.03)

(2.) INCOME TAXES

     The Corporation has a deferred tax asset of $23,513 and a deferred tax liability of $11,712 based upon temporary timing differences including inventory capitalization, allowance for doubtful accounts, vacation pay accruals and depreciation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues and earnings increased in the quarter and six-month period ended December 31, 2005 as compared to the same quarter in the prior year, primarily due to an increase in equipment sales. Revenues for the quarter ended December 31, 2005 were $ 8,504,034, an increase from $7,663,278 for the quarter ended December 31, 2004. For the quarter ended December 31, 2005 the Corporation reported net income of $52,298 as compared with a net loss of 141,212 for the similar period in the prior fiscal year. Revenues for the six months ended December 31, 2005 were $19,585,894 as compared with $18,356,505 for the same period ended December 31, 2004, with net income of $130,781 for the six-month period ended December 31, 2005, compared with net income of $23,188 for the same period in the prior fiscal year. Results for the three and six month periods ended December 31, 2004, included tax benefits of $124,403 and $235,184, respectively.

During the quarter and six month periods, revenues from hardware sales increased due to increased demand, primarily from the educational market. The pre-tax earnings for the quarter ended December 31, 2005 increased to $80,459 from an operating loss of $265,615 in the same period in the prior year, and for the six months ended December 31, 2005 to $179,092 from an operating loss of $232,823 in the prior year's period, due to the increased revenues and increased profit margins on both hardware and service revenues. As a result of these increased revenues and profit margins, gross profit increased by approximately 30% for the quarter and 17% for the six month period ended December 31, 2005. Despite a sluggish IT environment, the Corporation was able to increase revenue levels in the 2005 quarter and six month period as compared to same periods in 2004, an increase attributable to increased demand, primarily from the educational market, particularly with respect to Internet protocol communications ("IPC") products and services [including Voice over Internet Protocol ("VoIP" and IP Telephony products and services]. Service related revenues for the three and six month periods continued to be impacted by project delays and a reduction in business from a major customer, as discussed below.

During the December 2005 quarter, the Corporation initiated new projects and continued work on existing awards for IPC products and services. The performance of these projects will extend over several quarters. Management notes that some of these projects have been effected by construction delays beyond the Corporation's control, and these delays have resulted in inventory increases and an order backlog. None of these delays have had any significant impact upon the operations of the Corporation. In addition to orders and awards already received, indications of interest have been received by existing and prospective clients with respect to IPC products and services and security technology, areas which management has targeted as growth areas for the Corporation. Although requests for quotations have increased in the past few months and management is cautiously optimistic, assurances cannot be given that all quotations will produce orders.

The net loss for the quarter ended December 31, 2004 was primarily attributable to increased selling, general and administrative expenses, which increased primarily as a result of the Corporation's expansion of its sales staff based upon its anticipated growth in the Internet telephony marketplace. The income for the six-month period ended December 31, 2004 was attributable the income tax benefit. The income tax benefit was primarily derived from the Corporation decreasing the deferred tax asset valuation allowance recorded at June 30, 2004. The decrease in the deferred tax asset valuation allowance was recorded in proportion to those existing net operating losses that the Corporation currently expects to realize in connection with certain IRS carry back provisions.

With respect to selling, general and administrative expenses, expenses remained relatively constant at approximately 20% of revenues for the December 2005 quarter, despite slightly increased costs, as compared to approximately 21% of revenue for the December 2004 quarter. For the six months ended December 31, 2005, selling, general and administrative costs were approximately 18% of revenue, the same as the six month period ended December 31, 2004. Expenses for all the referenced periods reflect the Corporation's expansion of its sales staff based upon its anticipated growth, particularly in business related to the convergence of voice, video, and data networks in the IPC marketplace. Management continues its efforts to control and reduce administrative and personnel related costs.

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

During the last several years, the computer industry has experienced a trend of decreasing prices of computers and related equipment. Management believes that this trend will continue, but hopes to offset these decreases by expansion of its IPC sales. Industry wide, the result of price erosion has been lower profit margins on sales, which require businesses to sell a greater volume of equipment to maintain past earning levels. Another result of the price decreases has been intensified competition within the industry, including the consolidation of businesses through merger or acquisition, the initiation of sales by many manufacturers directly to the end-user, and the entrance of manufacturers into technical services business. Management believes that the adoption of policies by many larger corporate customers, which limit the number of vendors permitted to provide goods and services for specified periods of time, has further increased price competition.

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

The Corporation currently finances a portion of its accounts receivable and finances purchases of portions of its inventory through floor-planning arrangements under which such inventory secures the amount outstanding. Floor planning payables decreased in the 2005 period compared to the same period in 2004 as the result of purchases conducted through other channels. Inventory increased in the quarter and six months ended December 31, 2005 as compared to the corresponding periods in 2004 as a result of open orders pending at the end of the periods.

Accounts receivable increased for the quarter and six months ended December 31, 2005 as compared to the same periods in 2004 as a result of increased sales. Corresponding with the increased accounts receivables, cash levels decreased in the three and six months ended December 31, 2005 as compared to the same period in 2004, as funds were used to finance hardware sales and inventory required to full customer orders. Accounts payable increased in the first quarter of fiscal 2005 as compared to the same quarter in fiscal 2004 as a direct result of the increase in inventory at the end of the quarter.

Management continues its efforts to control administrative and personnel related costs.

Interest income, not a material source of income, decreased in the 2005 quarter as compared to the same periods in 2004, due to lesser amounts invested, and decreased in the six months ended December 31, 2005 as compared to 2004 primarily due to lesser amounts invested.

Cash levels decreased in the three and six-months periods ended December 31, 2005 as compared to the corresponding periods in 2004 as a result of increased accounts receivables and payables as a result of increased hardware sales and increased inventory.

For the fiscal quarter and six months ended December 31, 2005, as in the similar periods in the prior year, the internal resources of the Corporation were sufficient to enable the Corporation to meet its obligations.

IMPACT OF INFLATION

The effects of inflation on our operations were not significant during the periods presented.

       CONTRACTUAL OBLIGATIONS

                                                 LESS THAN           1-3          3-5           MORE THAN
       CONTRACTUAL OBLIGATIONS     TOTAL          ONE YEAR          YEARS        YEARS           5 YEARS
       -----------------------     -----          --------          -----        -----          ---------
       Real Estate Lease      $1,036,847          $170,690       $371,210     $371,210          $123,737

       Office Equipment          $12,560             7,010         $5,550           --                --


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

REVENUE RECOGNITION
TransNet recognizes revenue in accordance with SEC Staff Accounting Bulletin No.
104. Revenue from sales of hardware is recognized when the rights and risks of ownership have passed to the customer, who is upon shipment or receipt by the customer, depending on the terms of the sales contract. Revenue from services is recognized upon performance and acceptance after consideration of all the terms and conditions of the customer contract. Service contracts generally do not extend over one year, and are billed periodically as services are performed. Shipping and handling costs are included in the cost of sales.

ACCOUNTS RECEIVABLE
Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts, based on certain percentages of aged receivables. We estimate doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay and current economic trends.

VALUATION OF DEFERRED TAX ASSETS
At June 30, 2005, we have a valuation allowance of approximately $808,918 primarily to reduce our deferred tax asset, which is based on a net operating loss carry forwards of $2,020,000 to an amount that will more likely than not be realized. These net operating loss carry forwards have varying carry forward periods and restrictions on usage. The estimation of future taxable income and our resulting ability to utilize net operating loss and tax credit carry forwards can significantly change based on future events, including our determinations as to the feasibility of certain tax planning strategies. Thus, recorded valuation allowances may be subject to material future changes.

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









ITEM 4.  CONTROL AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Corporation have concluded, based on their evaluation as of December 31, 2005, that the Corporation's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

                                     PART II
                                OTHER INFORMATION



ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         A. Exhibits -
             31.1 Certification required by Section 302
             31.2 Certification required by Section 302
             32 Certification required by Section 906

         B. Reports on Form 8-K -
             On November 14, 2005, TransNet Corporation filed a Form 8-K under
             Item 9.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TRANSNET CORPORATION
                                     (Registrant)


                                     /s/ STEVEN J. WILK
                                     -------------------------------------------
                                     Steven J. Wilk, President and
                                     Chief Executive Officer


                                     /s/ JOHN J. WILK
                                     -------------------------------------------
                                     John J. Wilk,
                                     Principal Financial and Accounting Officer
                                     And Chairman of the Board of Directors



DATE:  February 13, 2006