Form 10-Q
period 2006-03-31
TRANSNET CORP
filed 2006-05-15
CIK 99313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
                               --------------

                                       Or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

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

                                                         Yes _____ No __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 3, 2006: 4,823,304.

                              TRANSNET CORPORATION
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                  Page No.

PART I.  FINANCIAL INFORMATION

         Consolidated Balance Sheets

                  March 31, 2006 (unaudited) and June 30, 2005       1


         Consolidated Statements of Operations (unaudited)

                  Three Months Ended March 31, 2006 and 2005         2
                  Nine Months Ended March 31, 2006 and 2005          3


         Consolidated Statements of Cash Flows (unaudited)

                  Nine Months Ended March 31, 2006 and 2005          4


         Notes to Consolidated Financial Statements                  5


     Item 2.  Management's Discussion and Analysis                   8


     Item 4.  Controls and Procedures                               12


PART II.  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Shareholders       13

     Item 6.  Exhibits and Reports on Form 8-K                      13

     Signatures                                                     13
     Certifications                                                 14


                                       i.

                       TRANSNET CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                   March 31,      June 30,
                                                     2006           2005
                                                  -----------    -----------
                                                  (unaudited)

ASSETS:
CURRENT ASSETS
Cash and Cash Equivalents                         $ 2,549,215    $ 5,752,404
Accounts Receivable - Net                           4,703,070      3,522,831
Inventories                                         2,923,954      1,579,353
Other Current Assets                                  186,104         92,469
Deferred Tax Asset                                     23,513         98,183
                                                  -----------    -----------

TOTAL CURRENT ASSETS                              $10,385,856    $11,045,240

PROPERTY AND EQUIPMENT - NET                          606,176        701,563

OTHER ASSETS                                          264,652        262,297
                                                  -----------    -----------

TOTAL ASSETS                                      $11,256,684    $12,009,100
                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts Payable                                  $   269,528    $   465,656
Accrued Expenses                                      265,332        291,177
Income Taxes Payable                                    7,090         19,992
Floor Plan Payable                                    608,704      1,284,905
                                                  -----------    -----------

TOTAL CURRENT LIABILITIES                         $ 1,150,654    $ 2,061,730

DEFERRED TAX LIABILITY                                 11,712         11,712

COMMITMENT AND CONTINGENCIES                             --             --

STOCKHOLDERS' EQUITY:

Capital Stock - Common, $.01 Par Value,
Authorized 15,000,000 Shares; Issued
7,408,524 at December 31, 2005 and June
30, 2005 [of which 2,585,200 are in
Treasury at December 31
and June 30, 2005]                                     74,085         74,085

Paid-in Capital                                    10,574,670     10,574,670

Retained Earnings                                   6,598,398      6,439,738
                                                  -----------    -----------


Totals                                             17,247,153     17,088,493
Less: Treasury Stock - At Cost                     (7,152,835)    (7,152,835)
                                                  -----------    -----------


TOTAL STOCKHOLDERS' EQUITY                         10,094,318      9,935,658
                                                  -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $11,256,684    $12,009,100
                                                  ===========    ===========


See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                           2006         2005
                                                        ----------   ----------

REVENUE
Equipment                                               $4,304,840   $3,600,863
Services                                                 4,038,218    3,814,034
                                                        ----------   ----------

Total Revenue:                                           8,343,058    7,414,897
                                                        ----------   ----------

COST OF REVENUE
Equipment                                                3,788,689    3,387,951
Services                                                 2,787,221    2,833,612

Total Cost of Revenue                                    6,575,910    6,221,563
                                                        ----------   ----------

Gross Profit                                             1,767,148    1,193,334

Selling, General and Administrative Expenses             1,751,862    1,752,618
                                                        ----------   ----------

Operating Income                                            15,286     (559,284)
                                                        ----------   ----------

Interest Income                                             27,881       14,602
                                                        ----------   ----------

Income Before Tax Expense                                   27,881     (544,682)

Income Tax                                                       0     (124,403)
                                                        ----------   ----------

Net Income                                              $   27,881   $ (420,279)
                                                        ==========   ==========

Basic Net Income Per Common Share                       $     0.01   $    (0.09)
                                                        ==========   ==========

Diluted Net Income Per Common Share                     $     0.01   $    (0.09)
                                                        ==========   ==========

Weighted Average Common Shares Outstanding - Basic       4,823,304    4,818,304
                                                        ==========   ==========

Weighted Average Common Shares Outstanding - Diluted     4,925,992    4,943,751
                                                        ==========   ==========


See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     NINE MONTHS ENDED MARCH 31,
                                                     ---------------------------
                                                         2006          2005
                                                      -----------   -----------

REVENUE
Equipment                                             $16,282,505   $14,089,878
Services                                               11,646,447    11,681,524
                                                      -----------   -----------

Total Revenue:                                         27,928,952    25,771,402
                                                      -----------   -----------

COST OF REVENUE
Equipment                                              14,415,618    12,992,094
Services                                                8,128,151     8,494,606

Total Cost of Revenue                                  22,543,769    21,486,700
                                                      -----------   -----------

Gross Profit                                            5,385,183     4,284,702

Selling, General and Administrative Expenses            5,190,806     5,076,809
                                                      -----------   -----------

Operating Income                                          194,377      (792,107)
                                                      -----------   -----------

Interest Income                                            32,875        35,429
                                                      -----------   -----------

Income Before Tax Expense                                 227,252      (756,678)

Provision for Income Tax                                   55,471      (359,587)
                                                      -----------   -----------

Net Income                                            $   171,781   $  (397,091)
                                                      ===========   ===========

Basic Net Income Per Common Share                     $      0.04   $     (0.08)
                                                      ===========   ===========

Diluted Net Income Per Common Share                   $      0.03   $     (0.08)
                                                      ===========   ===========

Weighted Average Common Shares Outstanding - Basic      4,823,304     4,818,304
                                                      ===========   ===========

Weighted Average Common Shares Outstanding - Diluted    4,925,992     4,818,304
                                                      ===========   ===========


See Notes to Consolidated Financial Statements.

                      TRANSNET CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    NINE MONTHS ENDED MARCH 31,
                                                    ---------------------------
                                                        2006           2005
                                                     -----------    -----------

OPERATING ACTIVITIES:

Net Income                                           $   171,781    $  (397,091)
                                                     -----------    -----------
Adjustments to Reconcile Net Income
to Net Cash:
Depreciation and Amortization                            180,769        110,713
Provision for Doubtful Accounts                           33,977           --
Deferred Tax Benefit                                      74,670       (386,830)

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable                                   (1,214,217)      (551,068)
Inventory                                             (1,344,601)      (526,658)
Other Current Assets                                     (93,635)      (141,796)
Other Assets                                              (3,102)       (98,756)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses                   (235,098)        56,875
Other Current Liabilities                                   --             --
Deferred Tax Liabilities                                    --           27,244
Income Tax Payable                                       (12,902)        (1,826)
                                                     -----------    -----------
Total Adjustments                                    $(2,614,139)   $(1,512,102)
                                                     -----------    -----------
NET CASH - OPERATING ACTIVITIES - FORWARD            $(2,442,358)   $(1,909,193)
                                                     -----------    -----------
INVESTING ACTIVITIES:
Capital Expenditures                                 $   (84,630)   $  (219,768)
                                                     -----------    -----------
NET CASE - INVESTING ACTIVITIES                      $   (84,630)   $  (219,768)
                                                     -----------    -----------
FINANCING ACTIVITIES -
Floor Plan Payable - Net                             $  (676,201)   $  (822,230)
Stock Options Exercised                              $      --           15,400
                                                     -----------    -----------
NET CASH - FINANCING ACTIVITIES                      $  (676,201)   $  (806,830)
                                                     -----------    -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS $(3,203,189)   $(2,935,791)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS    $ 5,752,404    $ 7,064,644
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIODS          $ 2,549,215    $ 4,128,853
                                                     -----------    -----------
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest                                             $      --      $      --
Income Taxes                                         $      --      $      --

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

       (d) Earnings Per Share: Earnings per common share - basic are based on 4,823,304 weighted shares outstanding for the three and nine month periods ended March 31, 2006 and 4,818,304 weighted shares outstanding for the three and nine months periods ended March 31, 2005. For the three and nine month periods ended March 31, 2006, the Corporation had outstanding options that were not included in the computation of diluted EPS as they are considered anti-dilutive.

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

       (g) The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire year.

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

       (i) At March 31, 2006, the Corporation had a stock-based employee compensation plan. The Corporation accounts for the plan under the measurement principals of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise equal to the market value of the underlying common stock on the date of grant. The following tables illustrate the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123 to stock based employee compensation.

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                     ----------------------
                                                       2006         2005
                                                     ---------   ----------

NET INCOME [LOSS]:
As Reported                                          $  27,881   $ (420,279)

DEDUCT:
Stock Based Employee Compensation Expense

Determined under the Fair Value Based Method -
Net of Tax                                                --           --
                                                     ---------   ----------

PRO FORMA NET INCOME [LOSS]                             27,881     (420,279)
                                                     ---------   ----------
BASIC EARNINGS PER SHARE:
As Reported                                          $    0.01   $    (0.09)
Pro-Forma                                            $    0.01   $    (0.09)

DILUTED EARNINGS PER SHARE:
As Reported                                          $    0.01   $    (0.09)
Pro-Forma                                            $    0.01   $    (0.09)


                                                        NINE MONTHS ENDED
                                                            MARCH 31,
                                                     ----------------------
                                                       2006         2005
                                                     ---------   ----------

NET [LOSS] INCOME:
As Reported                                          $ 171,781   $ (397,091)

DEDUCT:
Stock Based Employee Compensation Expense

Determined under the Fair Value Based Method -
Net of Tax                                                --         (7,929)
                                                     ---------   ----------



PRO FORMA NET INCOME                                   171,781     (405,020)
                                                     ---------   ----------

BASIC EARNINGS PER SHARE:
As Reported                                          $    0.04   $    (0.08)
Pro-Forma                                            $    0.04   $    (0.08)

DILUTED EARNINGS PER SHARE:
As Reported                                          $    0.03   $    (0.08)
Pro-Forma                                            $    0.03   $    (0.08)


(2.) INCOME TAXES

       The Corporation has a deferred tax benefit of $10,390 and a deferred tax liability of $11,712 based upon temporary timing differences including inventory capitalization, allowance for doubtful accounts, vacation pay accruals and depreciation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues and earnings increased in the quarter and nine-month period ended March 31, 2006, as compared to the same quarter in the prior year, primarily due to an increase in equipment sales. Revenues for the quarter ended March 31, 2006 were $8,343,058, an increase from $7,414,897 for the quarter ended March 31, 2005. For the quarter ended March 31, 2006, the Corporation reported net income of $27,881 as compared with a net loss of $420,279 for the similar period in the prior fiscal year. Revenues for the nine months ended March 31, 2006 were $27,928,952 as compared with $25,771,402 for the same period ended March 31, 2005, with net income of $171,781 for the nine-month period ended March 31, 2006, compared with a net loss of $397,091 for the same period in the prior fiscal year. Results for the three and nine month periods ended March 31, 2005, included tax benefits of $124,403 and $359,587, respectively.

During the quarter and nine month periods ended March 31, 2006, revenues from hardware sales increased due to increased demand, primarily from the educational market. The pre-tax earnings for the quarter ended March 31, 2006 increased to $41,001 from an operating loss of $544,682 in the same period in the prior year, and for the nine months ended March 31, 2006 to $240,372 from an operating loss of $756,678 in the prior year's period, due to the increased revenues and increased profit margins on both hardware and service revenues. As a result of these increased revenues and profit margins, gross profit increased by approximately 48% for the quarter and 26% for the nine month period ended March 31, 2006. Despite a sluggish IT environment, the Corporation was able to increase revenue levels in the 2006 quarter and nine month period as compared to same periods in 2005, an increase attributable to increased demand, primarily from the educational market, particularly with respect to Internet protocol communications ("IPC") products and services [including Voice over Internet Protocol ("VoIP" and IP Telephony products and services]. Service related revenues for the three and nine month periods continued to be impacted by project delays and a reduction in business from a major customer, as discussed below.

During the March 2006 quarter, the Corporation initiated new projects and continued work on existing awards for IPC products and services. The performance of these projects will extend over several quarters. Management notes that the start dates for some of these projects have been postponed as a result of construction delays beyond the Corporation's control, and these delays have resulted in inventory increases and an order backlog. None of these delays have had any significant impact upon the operations of the Corporation. In addition to orders and awards already received, indications of interest have been received by existing and prospective clients with respect to IPC products and services and security technology, areas which management has targeted as growth areas for the Corporation. Although requests for quotations have increased in the past few months and management is cautiously optimistic, assurances cannot be given that all quotations will produce orders.

The net loss for the quarter and nine months ended March 31, 2005 was primarily attributable to increased selling, general and administrative expenses, which increased primarily as a result of the Corporation's expansion of its sales staff based upon its anticipated growth in the Internet telephony marketplace. The income tax benefit for those periods was primarily derived from the Corporation decreasing the deferred tax asset valuation allowance recorded at June 30, 2004. The decrease in the deferred tax asset valuation allowance was recorded in proportion to those existing net operating losses that the Corporation currently expects to realize in connection with certain IRS carry back provisions.

With respect to selling, general and administrative expenses, expenses decreased to approximately 21% of revenues for the March 2006 quarter, as compared to approximately 24% of revenue for the March 2005 quarter due to the increase in revenues, as well as a slight decrease in actual expenses. For the nine months ended March 31, 2006, selling, general, and administrative costs decreased to approximately 19% of revenue, as compared to 21% for the nine month period ended March 31, 2005. The decrease the nine month period is due to the increase in revenues. Expenses for all the referenced periods include the Corporation's expansion of its sales staff based upon its anticipated growth, particularly in business related to the convergence of voice, video, and data networks in the IPC marketplace. Management continues its efforts to control and reduce administrative and personnel related costs.

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

The Corporation currently finances a portion of its accounts receivable and finances purchases of portions of its inventory through floor-planning arrangements under which such inventory secures the amount outstanding. Floor planning payables decreased in the 2006 period compared to the same period in 2005 as the result of purchases conducted through other channels. Inventory increased in the quarter and nine months ended March 31, 2006, as compared to the corresponding periods in 2005 as a result of open orders pending at the end of the periods.

Accounts receivable increased for the quarter and nine months ended March 31, 2006 as compared to the same periods in 2005 as a result of increased sales. Corresponding with the increased accounts receivables, cash levels decreased in the three and nine months ended March 31, 2006 as compared to the same period in 2005, as funds were used to finance hardware sales and inventory required to full customer orders. Accounts payable decreased in the March quarter of fiscal 2006 as compared to the same quarter in fiscal 2005 as a result of payments made during the quarter.

Management continues its efforts to control administrative and personnel related costs.

Interest income, not a material source of income, decreased in the quarter and nine months ended March 31, 2006 as compared to the same periods in fiscal 2005, due to lesser amounts invested.

Cash levels decreased in the three and nine-months periods ended March 31, 2006 as compared to the corresponding periods in 2005 as a result of increased accounts receivables and payables as a result of increased hardware sales and increased inventory.

For the fiscal quarter and nine months ended March 31, 2006, as in the similar periods in the prior year, the internal resources of the Corporation were sufficient to enable the Corporation to meet its obligations.

IMPACT OF INFLATION

The effects of inflation on our operations were not significant during the periods presented.

Contractual Obligations

                                            Less than         1-3          3-5          More than
Contractual Obligations    Total            One year          Years        Years        5 Years
-----------------------    -----            --------          -----        -----        -------

Real Estate Lease          $1,036,847       $170,690          $371,210     $371,210     $123,737

Office Equipment              $12,560         $7,010            $5,550           --           --


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

ITEM 4.  CONTROL AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Corporation have concluded, based on their evaluation as of March 31, 2006, that the Corporation's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                                     PART II

                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

On January 5, 2006, the Corporation held its annual meeting of shareholders for the purpose of considering and acting upon the election directors. At the meeting, the election of both nominated directors was approved.

Election of Directors:

                                                 Shares Voted
                                    ----------------------------------------
         Name                          For                Authority Withheld
         ----                       ---------             ------------------
Earle Kunzig                        3,819,274                 320,401
Jay A. Smolyn                       3,817,164                 322,511


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         A. Exhibits -
             31.1 Certification required by Section 302
             31.2 Certification required by Section 302
             32  Certification required by Section 906

         B. Reports on Form 8-K -
              On February 15, 2006, TransNet Corporation filed a Form 8-K under
              Item 7.

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



DATE:  May 15, 2006