Form 10-K
period 2006-06-30
TRANSNET CORP
filed 2006-09-28
CIK 99313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                   June 30, 2006
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

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock, $.01 par value
----------------------------

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ___ Yes _X_ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.___ Yes _X_ No

Indicate by check mark whether the registrant [1] has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and [2] has been subject to such filing requirements for the past ninety days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or in any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the
Act)
Large Accelerated Filer __    Accelerated Filer ___    Non-accelerated Filer _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ___ Yes _X_ No

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $5,610,141 on September 22, 2006 based upon the closing sales price on the OTC Bulletin Board as of said date.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares of the registrant's common stock outstanding on September 22, 2006 was 4,823,304 shares (exclusive of Treasury shares).

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.    Business                                                            1
Item 1A.   Risk Factors                                                        5
Item 2.    Properties                                                          6
Item 3.    Legal Proceedings                                                   6
Item 4.    Submission of Matters to a Vote of Security Holders                 6

                             PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities 7
Item 6.    Selected Financial Data                                             8
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                           9
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk         13
Item 8.    Financial Statements and Supplementary Data                        13
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                           14
Item 9A.   Controls and Procedures                                            14
Item 9B.   Other Information                                                  14

                            PART III

Item 10.   Directors and Executive Officers of the Registrant                 15
Item 11.   Executive Compensation                                             17
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                         19
Item 13.   Certain Relationships and Related Transactions                     20
Item 14.   Principal Accountant Fees and Services                             20

                             PART IV

Item 15.   Exhibits and Financial Statement Schedules                         21
Signatures                                                                    23

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

        Statements included in this Report that do not relate to present or historical conditions are "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in
Section 21F of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the corporation's plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements made in the Form 10-K generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of our business and industry. Words such as "believes," "forecasts," "intends," "possible," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the anticipated growth of the information technology industry, the continued need of current and prospective clients for the Corporation's products and services, the availability of qualified professional staff, and general economic conditions.

ITEM 1.  BUSINESS

        TransNet Corporation ("TransNet" or the "Corporation") was incorporated in the State of Delaware in 1969. The Corporation is a single-source provider of information technology ("IT") products and technology management services designed to enhance the productivity and security of the information systems of its customers. Through its own sales and service departments, TransNet provides IT products, technologies, solutions, and services for its customers by combining a wide array of value-added professional technical services with the sale of hardware systems, network products, voice over internet protocol ("VoIP"), wireless and communication products, computer peripherals, and software. As used herein, the term "Corporation" shall refer to TransNet and where the context requires, shall include TransNet and its wholly-owned subsidiary, Century American Corporation. Century American Corporation, formerly a leasing subsidiary, is currently inactive.

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

        The sale of IT equipment and related software for WANs, LANs, VoIP systems, and desktop and laptop computers accounted for a significant portion of the Corporation's revenues, accounting for 59%, 53%, and 51%, of sales for fiscal 2006, 2005, and 2004, respectively. As part of its single source approach, the Corporation is a systems integrator, combining hardware and software products from different manufacturers into working systems. During the past year, management continued to implement its focus for business growth on marketing a wide array of technical services in conjunction with equipment sales to its clients in order to maximize profits. In addition, building on its expertise, the Corporation expanded its marketing and sales of VoIP and wireless network products and related services. VoIP products provide for the operation of highly reliable phone systems over the same networks with data. The resulting economies of installation and maintenance have continued to generate increased demand for these products.

        The equipment sold by the Corporation includes computer hardware, network electronics, VoIP products, servers, monitors, printers, video surveillance equipment, and operating systems software. The Corporation's sales of wireless networking products has expanded significantly in keeping with industry developments, and includes wireless WANs. Because wireless networks provide for network access without traditional connections, the need for security of the data in these networks has dramatically increased. In keeping with the critical need for network security, the Corporation markets network management and control software to provide greater security to its clients, allowing them to allow or restrict access to their networks as their businesses require, and also offers products for video surveillance.

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

        The Corporation is selective in choosing the products that it markets and its product mix is geared primarily to the requirements of its business customers. The products sold by the Corporation include desktop and laptop computers, network hardware and software, VoIP and wireless products manufactured by the following companies: Lenovo/IBM, Apple Computer, Inc. ("Apple"), Cisco Systems, Inc. ("Cisco"), Nortel Networks ("Nortel"), NEC-Mitsubishi Electronic Display of America, Inc. ("NEC"), Hewlett-Packard Company ("Hewlett-Packard"), Toshiba American Information Systems, Inc. ("Toshiba"),Veritas, and 3Com; selected software products including products of Microsoft Corporation ("Microsoft") and Novell, Inc. ("Novell"); and supplies produced by other manufacturers. The Corporation does not manufacture or produce any of the items it markets.

        The Corporation is currently an authorized reseller for Apple, Cisco as a Cisco Silver Certified Partner, Citrix Systems, Inc. ("Citrix") as a Citrix Silver Certified Solutions Partner and Access Partner, Hewlett-Packard as an HP Gold Provider, a State/Local Government Specialized Partner, Certified Education Partner (k-12), and a Certified Education Partner (for higher education), IBM, IPcelerate, Inc. ("IPcelerate"), Lenovo, Lexmark International, Inc., Microsoft as a Microsoft Certified Solutions Partner, NEC, Nortel, Novell as a Novell Platinum Partner, Packeteer, Safari, Smart Technologies, Symantec, Toshiba, Websense, and 3COM. The Corporation also offers a variety of products manufactured by other companies including Okidata, Verint, Inc., and Xerox/Tektronix, as well as fingerprint scanning equipment by Zvetco Biometrics. Occasionally, the Corporation will order specific products to satisfy a particular customer requirement. The Corporation evaluates its product line and new products internally and through discussions with its vendors and customers.

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

        The marketing of IT products and related technical services is generally not seasonal in nature.

        TECHNICAL SUPPORT AND SERVICE: Service operations are a significant source of revenues, comprising 41% of revenues in fiscal 2006, 47% of revenues in fiscal 2005, and 49% of revenues in fiscal 2004. Management emphasizes the provision of sophisticated technical services with the sale of its equipment. Many businesses do not have computer technicians on their staffs, and as a result, they "outsource" these services and obtain technical services from IT solutions providers such as TransNet. The Corporation provides a wide variety of cost-effective outsourced network services, personal computer support, repair and standard equipment maintenance to assist customers in obtaining and optimizing technology that enhances the customers' productivity. These services are delivered by skilled technology personnel, are generally performed at customer sites, and include WAN and LAN planning, design, implementation and support, and PC hardware support, systems integration services, help desk services, asset management, relocation services, and installation or installation coordination. In addition, the Corporation hosts a call center in its Branchburg location. System implementations involve project management by skilled engineers. With respect to VoIP operations, these services also cover the design, installation, and technical support and service of integrated voice-data systems.

        As networks became increasingly complex, and as the number of wireless networks expanded, the need for sophisticated services related to management and security of network operations and proper flow and security of data likewise increased. Accordingly, the Corporation has incorporated network security management into its service offerings, as well as into its product line, as referenced above. The Corporation performs network management and monitoring services to provide clients with immediate detection of network problems or failure, or breaches in network security. These services can be performed remotely through its Support Center.

        The Corporation assists its customers in determining each customer's standard hardware technology, application and operating system software, and networking platform requirements. The Corporation employs specially certified and trained technical systems engineers who perform high-end technology integration services. In addition, the Corporation's staff of specially trained system engineers and service technicians provide service and support on an on-call basis for file servers, personal computers, laptop computers, printers and other peripheral equipment. The Corporation's in-house technical staff performs system configurations to customize equipment to the customers' specifications. The Corporation also provides authorized warranty service on the equipment it sells. TransNet is an authorized service and support dealer for the following manufacturers: by 3Com, Apple, Cisco (Silver Certified Partner), Citrix, Dell Inc., Hewlett Packard (as a Gold Partner), Lenovo/IBM, IPcelerate, Lexmark, Microsoft (as a Certified Solution Partner), Nortel, Novell (Platinum Partner), Symantec and Xerox.

        The Corporation seeks highly qualified personnel and employs experienced system engineers and technicians to whom it provides authorized manufacturer training and certification programs on an on-going basis. The Corporation competes with other resellers and manufacturers, as well as some customers, to recruit and retain qualified employees.

        The Corporation's technical services are available to business and individual customers. Through a variety of alternatives, the Corporation offers repair or maintenance services at the customer site or on the Corporation's premises. Services are available for a variety of products marketed by the Corporation. The Corporation offers a variety of technical support agreements that assure customers prompt response times to network problems, for example, through troubleshooting, diagnosis, and remedial action performed remotely by skilled system engineers. Through its "TechNet" program the Corporation stations service personnel at a customer's location on a full-time basis. Under this program, the Corporation has entered into individual agreements with several large corporate customers to provide support and repair and maintenance services. Technical support and services are performed pursuant to contracts of specified terms and coverage (hourly rates or fixed price extended contracts) or on a time and materials basis. Maintenance and service contracts are offered to maintain and/or repair computer hardware. These agreements are for twelve months or less. These agreements contain provisions allowing for termination prior to the expiration of the agreements. Although the agreements generally contain renewal terms, there is no assurance that the agreements will be renewed.

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

        In addition to servicing its own customers within its service area, the Corporation may enter into arrangements with other service providers outside the Corporation's service area. Through these arrangements, the Corporation can provide services in instances in which a customer has locations outside the Corporation's service areas and can assure its customers quality technical service at their locations nationwide.

        TRAINING: The Corporation's headquarters houses its training center, the TransNet Education Center, which provides training for customers. The Corporation also provides training at customer sites. The Corporation offers comprehensive training on hardware and software, including a wide variety of Windows and Macintosh systems and network applications, operation, and maintenance. The Corporation's Training Center has its own dedicated network. The training activities of the Corporation are not a material source of revenues.

        SUPPLIERS: In order to reduce its costs for computer and related equipment, the Corporation entered into a buying agreement with Ingram Micro, Inc. Under the agreement, the Corporation is able to purchase equipment of various manufacturers at discounts currently unavailable to it through other avenues. The agreement provides that the Corporation may terminate the arrangement upon sixty days notice. During fiscal 2006, the majority of the revenues generated by the Corporation from product sales were attributable to products purchased by the Corporation from Ingram Micro, Inc. pursuant to the Agreement. The balance of the Corporation's product sales were attributable to products purchased from a variety of sources on an as needed order basis. Alternate suppliers include Tech Data Corp., as well as Synnex, HP and IBM, from whom the Corporation purchases direct. Management anticipates that Ingram Micro, Inc. will be a major supplier during fiscal 2007.

        CUSTOMERS: The majority of the Corporation's corporate customers are commercial users located in the New Jersey - New York City metropolitan area.

        During fiscal 2006, no customer accounted for 10% or more of the Corporation's revenues. During fiscal 2005, one customer, Schering Plough, accounted for approximately 18% of revenue, and during fiscal 2004 this customer accounted for approximately 22% of the Corporation's revenues. The loss of revenues from this customer may have a material adverse impact upon the Corporation if the business could not be replaced from alternate customers. See
Item 7. Management's Discussion and Analysis.

        No other customer accounted for more than 10% of the Corporation's revenues in fiscal 2005 and 2004.

        COMPETITION: The sale and service of personal computer systems is highly competitive and may be affected by rapid changes in technology and spending habits in both the business and institutional sectors. The Corporation is in direct competition with any business that is engaged in information technology management, specifically the sale and technical support and service of networks, personal computers and related peripherals, and VoIP products. Competitors are numerous, ranging from some of the world's largest corporations, possessing substantially greater financial resources and substantially larger staffs, facilities and equipment, including several computer manufacturers who now deal directly with the end-users. Competitors also include relatively small and highly specialized firms. With respect to VoIP products, the Corporation competes with similar businesses as well as directly with several product manufacturers and national and/or global telecommunication businesses. During the past few years, the industry has experienced and continues to experience a significant amount of consolidation. In the future, TransNet may face fewer but larger competitors as the result of such consolidation.

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

        EMPLOYEES: As of August 31, 2006, the Corporation employed 125 full-time employees and 5 part-time employees. None of its employees are subject to collective bargaining agreements.


ITEM 1A.  RISK FACTORS

The following are risks related to our business:

OUR OPERATING RESULTS HAVE VARIED, AND MAY CONTINUE TO VARY. WE RECOGNIZED LOSSES FOR THE PAST THREE FISCAL YEARS.
        We incurred a loss of approximated $1 million for fiscal 2006, for fiscal 2005 a loss of approximately $1.4 million, and for fiscal 2004, we incurred a loss of $1.1 million. Our net losses may continue and our ability to sustain profitability will be impacted by:

    o the short-term nature of client's commitments because of shorter-term projects rather than long-term contracts

    o patterns of capital spending by clients, as the industry continues to experience a sluggish IT spending environment

    o pricing changes in response to competitive factors, often driving prices and profit margins down

    o   timing and customer acceptance of new product and service offerings

    o   trends in IT outsourcing, as clients reduce the number of vendors

    o the availability and related costs of attracting and retaining qualified sales and technical personnel

    o   general economic conditions

FAILURE TO COMPETE EFFECTIVELY IN THE MARKETPLACE COULD ADVERSELY AFFECT OUR RESULTS OF OPERATION AND FINANCIAL CONDITION.

        We operate in an intensely competitive industry. We compete with small boutique IT firms as well as large, global companies, including manufacturers who now compete against us to sell directly to the customer. Although we feel we offer our clients a wide range of highly sophisticated professional services in conjunction with a select product line, increased competition may create greater pressure to further reduce prices, which could have an adverse effect on our business, results of operations and financial condition.

WE MUST ATTRACT AND RETAIN QUALIFIED SALES AND TECHNICAL PERSONNEL.

        We rely upon our ability to find, attract, and retain qualified sales and technical personnel. At present, there is a shortage of qualified personnel and we are in direct competition for these applicants with larger businesses to hire from this limited pool of qualified applicants.

WE DERIVE A SIGNIFICANT AMOUNT OF OUR REVENUE FROM A RELATIVELY SMALL NUMBER OF CLIENTS. IF WE WERE TO LOSE ONE OR MORE OF THESE CLIENTS, AND THE BUSINESS WERE NOT REPLACED, IT COULD HAVE AN ADVERSE IMPACT ON OUR RESULTS OF OPERATIONS AND OUR FINANCIAL CONDITION.

        While no customer currently accounts for 10% or more of our revenues, our top ten clients account for a significant amount of our business. Although we anticipate our business to continue with these clients, the loss of any large client could have an adverse impact on our Corporation's results of operations if that revenue stream was not replaced from alternative sources.


ITEM 2. PROPERTIES

        The Corporation's executive, administrative, corporate sales offices, and service center are located in Branchburg, New Jersey, where the Corporation leases a building of approximately 21,000 square feet. This "net-net" lease, which currently provides for an annual rental of $185,605, expires in February 2011. The building is leased from East Coast Property Management, LLC, a related party. See Item 13. Certain Relationships and Related Transactions.

        See Note [6][A] of the Notes to Consolidated Financial Statements with respect to the Corporation's commitments for leased facilities.


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

Calendar Year                                       Closing Sales Prices
-------------                                     ------------------------
                                                   High               Low
                                                   ----               ---

2004
----
      Third Quarter                                1.63              1.38
      Fourth Quarter                               1.63              1.45

2005
----
      First Quarter                               $1.60             $1.44
      Second Quarter                               1.53              1.39
      Third Quarter                                1.52              1.33
      Fourth Quarter                               1.39              1.22


2006
----
      First Quarter                               $1.39             $1.24
      Second Quarter                               1.40              1.24


      As of September 22, 2006, the number of holders of record of TransNet's common stock was 2,231. Such number of record owners was determined from the Company's shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

      TransNet declared a dividend of $0.07 per share on April 28, 2004, payable to shareholders on May 14, 2004. The dividend was paid on June 1, 2004. This was the first dividend paid by the Corporation. The Board of Directors may consider future dividends, but no assurance can be given that additional dividends will be issued. No additional dividends have been declared.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by, the Corporation's consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

                                                                                     YEAR ENDED JUNE 30
                                                            2006            2005            2004            2003            2002
                                                        ------------    ------------    ------------    ------------    ------------
Revenue
    Equipment                                           $ 21,024,838    $ 18,209,885    $ 15,636,812    $ 15,942,197    $ 33,258,828
    Services                                              14,390,324      15,831,106      14,962,852      16,856,823      17,633,266
                                                        ------------    ------------    ------------    ------------    ------------
                                                          35,415,162      34,040,991      30,599,664      32,799,020      50,892,094
                                                        ------------    ------------    ------------    ------------    ------------
Cost of Revenue
    Equipment                                             19,083,778      16,948,499      14,112,956      14,634,965      31,030,909
    Services                                              10,358,780      12,161,808      11,728,379      12,658,163      11,889,348
                                                        ------------    ------------    ------------    ------------    ------------
                                                          29,442,558      29,110,307      25,841,335      27,293,128      42,920,257
                                                        ------------    ------------    ------------    ------------    ------------
Gross Profit
    Equipment                                              1,941,060       1,261,386       1,523,856       1,307,232       2,227,919
    Services                                               4,031,544       3,669,298       3,234,473       4,198,660       5,743,918
                                                        ------------    ------------    ------------    ------------    ------------
                                                           5,972,604       4,930,684       4,758,329       5,505,892       7,971,837
                                                        ------------    ------------    ------------    ------------    ------------

                                                        ------------    ------------    ------------    ------------    ------------
Selling, General & Administrative                          7,033,558       6,788,239       5,957,851       6,776,975       6,986,974
                                                        ------------    ------------    ------------    ------------    ------------

                                                        ------------    ------------    ------------    ------------    ------------
    Operating Income (Loss)                               (1,060,954)     (1,857,555)     (1,199,522)     (1,271,083)        984,863
                                                        ------------    ------------    ------------    ------------    ------------

Other Income (Loss)
    Interest Income                                           47,605          52,074          69,973          58,454          71,085
    Gain (Loss) on Disposal of Asset                          15,224          (2,584)              0               0               0
                                                        ------------    ------------    ------------    ------------    ------------
    Total Other Income (Loss)                                 62,829          49,490          69,973          58,454          71,085

Income (Loss) Before Income Tax (Benefit)                   (998,125)     (1,808,065)     (1,129,549)     (1,212,629)      1,055,948

                                                        ------------    ------------    ------------    ------------    ------------
Income Tax Benefit (Expense)                                       0        (431,787)              0               0         385,451
                                                        ------------    ------------    ------------    ------------    ------------


Net Income (Loss)                                       $   (998,125)   $ (1,376,278)   $ (1,129,549)   $ (1,212,629)   $    670,497


Dividends Paid                                                    --              --      (336, 060)              --              --

                                                        ============    ============    ============    ============    ============
Income (Loss) Per Common Share - Basic                         (0.21)          (0.29)          (0.24)          (0.25)           0.14
                                                        ============    ============    ============    ============    ============
Income (Loss) Per Common Share - Diluted                       (0.21)          (0.29)          (0.24)          (0.25)           0.14
                                                        ============    ============    ============    ============    ============
Weighted average shares outstanding - Basic                4,823,304       4,818,304       4,779,973       4,774,804       4,774,804
                                                        ============    ============    ============    ============    ============
Weighted average shares outstanding - Diluted              4,823,304       4,818,304       4,779,973       4,774,804       4,927,225
                                                        ============    ============    ============    ============    ============

BALANCE SHEET DATA:
Working Capital                                            8,105,669       8,983,510      10,657,957      12,073,122      13,156,891
Total Assets                                               9,986,492      12,009,100      12,963,609      13,902,650      15,514,596

Long-Term Obligations                                             --              --              --              --              --
Shareholders Equity                                        8,937,533       9,935,658      11,296,536      12,734,865      13,947,494

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Revenues for the fiscal year ended June 30, 2006 were $35,415,161 as compared with $34,040,991 for the fiscal year ended June 30, 2005, and $30,599,644 for the fiscal year ended June 30, 2004. Revenues increased in both fiscal 2006 as compared to fiscal 2005, and fiscal 2005 as compared to fiscal 2004 as a result of increased hardware sales, attributable to the increase in Voice over Internet Protocol technology ("VoIP" or "IP telephony") business and an increase in demand from the educational market. Service revenues (technical support, repair and maintenance, network integration and training) for fiscal 2006 decreased as compared to fiscal 2005 as a result of decreased demand for certain of the Corporation's legacy technical services and decreased service revenues from a major customer, as discussed below. Service revenues for fiscal 2005 and 2004 decreased as a percentage of revenues due to the general slowdown in IT spending.

        For fiscal 2006, the Corporation reported a net loss of $998,152 as compared with a net loss of $1,376,278 for fiscal 2005, and net loss of $1,129,549 for fiscal 2004. The net loss for fiscal 2006 was attributable to the Corporation's decrease in profit margins and decrease in service revenues during the fourth quarter of fiscal 2006. These results outweighed the profitable results of the first three quarters. During the fourth quarter, the decrease in the Corporation's profit margins was the result of several factors including the timing of certain projects which involved the sale of equipment with lower than normal profit margins, and the slow down of New Jersey state and municipal customers due to the impending shutdown of the State government in conjunction with its budgetary crisis. The net loss for the 2005 fiscal year was primarily attributable to increased selling, general and administrative expenses, which offset the increase in revenues and profit margins. These expenses increased primarily as a result of the Corporation's expansion of its sales and engineering staffs based upon its anticipated growth in the Internet telephony marketplace. The net loss for the year includes a tax benefit of approximately $431,787. The income tax benefit was primarily derived from the Corporation decreasing the deferred tax asset valuation allowance recorded at June 30, 2004. The decrease in the deferred tax asset valuation allowance was recorded in proportion to those existing net operating losses that the Corporation has realized in connection with certain IRS carry back provisions.

        During the fiscal years discussed, several factors including the general economic slowdown and cautious IT spending effected the IT industry as a whole. The Corporation and other industry businesses were impacted by the delay in service projects by many clients due to their internal budgetary constraints. In addition, for the years discussed, the Corporation arranged for several computer manufacturers to ship product directly to and direct-bill TransNet customers, paying TransNet an "agency fee" similar to a commission.

        During fiscal 2006 and 2005, the Corporation received contract awards for VoIP products and services, the performance of which will extend over several quarters. Management notes that some of these projects have been affected by construction delays beyond the Corporation's control, and these delays have resulted in some order backlogs. None of these delays have had any significant impact upon the operations of the Corporation. During fiscal 2005 and 2004, the Corporation's clients continued to be conservative in their IT budgetary spending. As a result, management refocused its attention on utilization rates of its service technicians and selling and administrative expenses to reduce expenses.

        As part of the industry competition pressures discussed herein, management continues to see certain erosion in business related to Fortune 500 customers as those customers enter into and/or expand business relationships with large global partners. As part of this erosion, the Corporation's largest customer, a Fortune 500 company (See Item 1. Customers, above), signed an agreement with a global support organization that encompasses some lower margin work previously awarded to TransNet. While the Corporation still has a presence at this client's locations, overall service billing to this client will be reduced. The overall reduction and resulting effects on the Corporation's operations were unclear for much of fiscal 2006 because of the Corporation's continued significant presence at the client's locations. By the close of fiscal 2006, however, the amount of business from this client was materially reduced. Although management believes that projects performed during 2006 replaced much of the reduced business, and believes its focus on higher margin services related to VoIP/IP Telephony and security will lead to continued growth and opportunities that will help compensate for this reduction, no assurances can be given that the Corporation will be able to replace the loss of a significant amount of business from this customer, or that such operations will not be adversely effected.

        During the fiscal years discussed, the IT industry as a whole was negatively impacted by a significant slowdown in client spending. Clients have begun to scrutinize their IT spending and the related returns on investments before incurring new expenses. Management believes that future spending will be subject to specific criteria, but also believes that as single source provider, the Corporation will be in a better position to satisfy client demands for cost-effectiveness and a suitable return on investment. Service related revenues, a material segment of revenues, are significant in their contributions to net income because these operations yield a higher profit margin than equipment sales. For the fiscal years discussed, revenue from the provision of service, support, outsourcing and network integration was largely the result of the Corporation's service contracts with a number of corporate customers to provide service and support for the customer's personal computers, peripherals and networks. These contracts are short-term, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

        With respect to certain support services, Management has noted a transition to project-based business, in which services are rendered for a specific project, such as a VoIP installation, rather than contract based business, in which technical services are rendered for a specific period of time. Accordingly, the Corporation must rely more upon projects as a source of revenues. Industry changes have also diminished the demand for certain legacy support services, such as help desk, as demand for services such as those related to VoIP systems and call centers has increased. The Corporation has modified its service offerings in response to these industry fluctuations, and has recruited experienced systems engineers and project managers to respond to increased VoIP projects. The Corporation has modified its service offerings, and is marketing service contracts to provide remote monitoring services, and contracts which allow for remote as well as on-site services. Remote monitoring and remedial services allow for greater utilization of the Corporation's technical staff. In addition, the Corporation has established a Support Call Center operating from its Branchburg, New Jersey headquarters.

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

        To meet these competitive challenges and to maximize the Corporation's profit margin, management has modified its marketing strategy during these years and has enforced expense controls. Management also utilizes approaches such as manufacturers' direct shipment and billing of the customers in exchange for payment to the Corporation of an "agency fee" as a means to reduce equipment related costs while increasing profits. These direct ship sales supplement sales through traditional channels, and are not material. Management's current marketing strategy is designed to shift its focus to provision of technical services and to sales of lower revenue/higher profit margin products related to service and support operations. Management's efforts include targeting commercial, educational and governmental customers who provide marketplaces for a wide range of products and services at one time, a cost-effective approach to sales. These customers often do not have their own technical staffs and outsource their computer service requirements to companies such as TransNet. Management believes it maximizes profits through concentration on sales of value-added applications; promotion of the Corporation's service and support operations; and strict adherence to cost cutting controls. In light of the above, management emphasizes and continues the aggressive pursuit of an increased volume of sales of technical service and support programs, and has introduced new technical support programs offering a wide variety of alternatives of remote and on-site network support. In the near term, the Corporation believes that product sales will continue to generate a significant percentage of the Company's revenues. In addition, the Corporation's buying agreement with Ingram Micro, Inc. enhances the Corporation's competitive edge through product discounts unavailable through other sources. Although there is uncertainty as to the economic future, management is cautiously optimistic, particularly with respect to education sales and expansion of its sales of IP telephony products, and anticipates a return to profitability in the first quarter of fiscal 2007.

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

        During fiscal 2006, selling, general and administrative expenses remained at approximately 20% of revenues. In fiscal 2005 selling, general and administrative expenses increased to 20% of revenues from 19% of revenues for fiscal 2004. This increase in expenses was the result of the management's decision to achieve increased revenues and profit margins by significantly investing in the expertise of its sales and support teams, their certifications, and corporate infrastructure. Management incurred these expenses as investments required to meet the demands of the current IT environment, and to lead to sustainable growth for the Corporation. Management continues its efforts to control expenses within these growth parameters, despite increasing personnel related costs, such as health benefits.

        Interest income decreased in fiscal 2006 and 2005, respectively as compared to the prior year as a result of lower amounts invested.

LIQUIDITY AND CAPITAL RESOURCES

        There are no material commitments of the Corporation's capital resources, other than leases and employment contracts.

        Cash and cash equivalents decreased in fiscal 2006 as compared to 2005, and fiscal 2005 as compared to fiscal 2004, as cash was utilized to fund operations and increased selling, general and administrative expenses. Accounts receivable remained relatively constant in fiscal 2006 as compared to the prior fiscal year. Accounts receivable for fiscal 2005 decreased as compared to fiscal 2004 as a result of faster customer payments.

        Accounts payable decreased in fiscal 2006 from fiscal 2005 due to payments made at the end of the fiscal year. Accounts payable increased in fiscal 2005 over the prior year in direct response to increased customer orders and inventory purchases necessary to fill those orders. Floor planning payables decreased in fiscal 2006 as compared to fiscal 2005 as a result of payments made during the fourth quarter. Floor planning payables increased in 2005 due to the open orders at year ends.

        The Corporation currently finances the purchases of portions of its inventory through floor planning arrangements with a third-party lender and a manufacturer's affiliate under which such inventory secures the financed purchases. Inventory decreased slightly in fiscal 2006, as compared to the prior year due to hardware sales during the fourth quarter. Inventory increased in fiscal 2005 as compared to the prior year, due to open orders at the close of the fiscal year.

        For the fiscal year ended June 30, 2006, as in the fiscal years ended June 30, 2005 and 2004, the internal capital sources of the Corporation were sufficient to enable the Corporation to meet its obligations.

IMPACT OF INFLATION

The effects of inflation on our operations were not significant during the periods presented.


CONTRACTUAL OBLIGATIONS

Contractual Obligations     Total     Less than         1-3         4-5    More than
-----------------------     -----      One year        Years       Years      5 Years
                                       --------        -----       -----      -------
Real Estate Lease        $866,157      $185,605     $371,210    $309,342           --

Office Equipment           $5,550        $5,550           --          --           --

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

Revenue Recognition

Revenues related to our equipment sales are recognized when evidence of an arrangement exists, delivery of equipment has occurred, the sales price of the equipment being sold to our customers is both fixed and determinable and collectability of the accounts receivable related to the equipment sale is reasonably assured in accordance with SEC Staff Accounting Bulletin No. 104 Topic 13.

Revenues related to our services are recognized as the service is performed using the percentage of completion method of accounting under which the total contract revenue during the term of an agreement is recognized on the basis of the percentage that each contract's proportional performance to date bears to the total completion of performance. Estimates of proportional performance are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses.

Accounts Receivable
-------------------

        Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts, based on certain percentages of aged receivables. We estimate doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay and current economic trends.

Valuation of Deferred Tax Assets
--------------------------------

        At June 30, 2006, we have a valuation allowance of approximately $1,334,998 primarily to reduce our net operating loss carryforwards of $3,425,000 to an amount that will more likely than not be realized. These net operating loss carryforwards have varying carryforward periods and restrictions on usage. The estimation of future taxable income and our resulting ability to utilize net operating loss and tax credit carryforwards can significantly change based on future events, including our determinations as to the feasibility of certain tax planning strategies. Thus, recorded valuation allowances may be subject to material future changes.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Attached.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of TransNet Corporation and Subsidiary
  Somerville, New Jersey



We have audited the accompanying consolidated balance sheets of TransNet Corporation and Subsidiary as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended June 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransNet Corporation and Subsidiary as of June 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.


                                                   MOORE STEPHENS, P. C.
                                                   Certified Public Accountants.

Cranford, New Jersey
September 15, 2006

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                            JUNE 30,
                                                                            --------
                                                                     2 0 0 6         2 0 0 5
                                                                     -------         -------
ASSETS:
CURRENT ASSETS:
  Cash and Cash Equivalents                                      $   4,034,495   $   5,752,404
  Accounts Receivable - Net                                          3,438,526       3,522,831
  Inventories - Net                                                  1,501,695       1,579,353
  Other Current Assets                                                  70,013          92,469
  Deferred Tax Asset                                                   133,941          98,183
                                                                 -------------   -------------

  TOTAL CURRENT ASSETS                                               9,178,670      11,045,240

PROPERTY AND EQUIPMENT - NET                                           563,543         701,563

OTHER ASSETS                                                           280,035         262,297
                                                                 -------------   -------------

  TOTAL ASSETS                                                   $  10,022,248   $  12,009,100
                                                                 =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Accounts Payable                                               $      89,465   $     465,656
  Accrued Expenses                                                     316,662         291,177
  Income Taxes Payable                                                   9,611          19,992
  Floor Plan Payable                                                   621,507       1,284,905
                                                                 -------------   -------------

  TOTAL CURRENT LIABILITIES                                          1,037,245       2,061,730
                                                                 -------------   -------------

DEFERRED TAX LIABILITY                                                  47,470          11,712
                                                                 -------------   -------------

COMMITMENTS AND CONTINGENCIES                                               --              --
                                                                 -------------   -------------
STOCKHOLDERS' EQUITY:
  Capital Stock - Common, $.01 Par Value,
    Authorized 15,000,000 Shares; Issued
    7,408,524 Shares at June 30, 2006
    and 7,408,524 at June 30, 2005 [of
    which 2,585,220 are in Treasury at
    June 30, 2006 and 2005]                                             74,085          74,085

  Additional Paid-in Capital                                        10,574,670      10,574,670
  Retained Earnings                                                  5,441,613       6,439,738
                                                                 -------------   -------------
  Totals                                                            16,090,368      17,088,493
  Less:  Treasury Stock - At Cost                                   (7,152,835)     (7,152,835)
                                                                 -------------   -------------

  TOTAL STOCKHOLDERS' EQUITY                                         8,937,533       9,935,658
                                                                 -------------   -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  10,022,248   $  12,009,100
                                                                 =============   =============

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                              Y E A R S   E N D E D
                                                  --------------------------------------------
                                                                 J U N E   3 0,
                                                  --------------------------------------------
                                                     2 0 0 6         2 0 0 5          2 0 0 4
                                                     -------         -------          -------
REVENUE:
  Equipment                                       $ 21,024,838    $ 18,209,885   $  15,636,812
  Services                                          14,390,324      15,831,106      14,962,852
                                                  ------------    ------------   -------------

  TOTAL REVENUE                                     35,415,162      34,040,991      30,599,664
                                                  ------------    ------------   -------------

COST OF REVENUE:
  Equipment                                         19,083,778      16,948,499      14,112,956
  Services                                          10,358,780      12,161,808      11,728,379
                                                  ------------    ------------   -------------

  TOTAL COST OF REVENUE                             29,442,558      29,110,307      25,841,335
                                                  ------------    ------------   -------------

  GROSS PROFIT                                       5,972,604       4,930,684       4,758,329

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                           7,033,558       6,788,239       5,957,851
                                                  ------------    ------------   -------------

  OPERATING [LOSS]                                  (1,060,954)     (1,857,555)     (1,199,522)

OTHER INCOME [LOSS]:
  Interest Income                                       47,605          52,074          69,973
  Gain [Loss] on Disposal of Asset                      15,224          (2,584)             --
                                                  ------------    ------------   -------------

  [LOSS] BEFORE INCOME TAX [BENEFIT]                  (998,125)     (1,808,065)     (1,129,549)

INCOME TAX [BENEFIT]                                        --        (431,787)             --
                                                  ------------    ------------   -------------

  NET [LOSS]                                      $   (998,125)   $ (1,376,278)  $  (1,129,549)
                                                  ============    ============   =============

  BASIC AND DILUTED
    NET [LOSS] PER COMMON SHARE                   $       (.21)   $       (.29)  $       (.24)
                                                  ============    ============   ============

  WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - BASIC                              4,823,304       4,818,304       4,779,973
                                                  ============    ============   =============

  WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - DILUTED                            4,823,304       4,818,304       4,779,973
                                                  ============    ============   =============

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                                                      TOTAL
                                                                                                                      -----
                                         COMMON STOCK           PAID-IN       RETAINED        TREASURY STOCK      STOCKHOLDERS'
                                   -----------------------      -------       --------    ----------------------  -------------
                                      SHARES       AMOUNT       CAPITAL       EARNINGS     SHARES       AMOUNT        EQUITY
                                      ------       ------       -------       --------     ------       ------        ------
BALANCE - JULY 1, 2003               7,469,524  $   74,695   $ 10,686,745   $ 9,281,625   (2,694,720) $(7,308,200) $ 12,734,865

  Common Stock Options Exercised        31,000         310         26,970            --           --           --        27,280

  Cash Dividends Paid                       --          --             --      (336,060)          --           --      (336,060)

  Treasury Shares Retired             (109,500)     (1,095)      (154,270)           --      109,500      155,365            --

  Net [Loss]                                --          --             --    (1,129,549)          --           --    (1,129,549)
                                   -----------  ----------   ------------   -----------   ----------   ----------  ------------

BALANCE - JUNE 30, 2004              7,391,024      73,910     10,559,445     7,816,016   (2,585,220)  (7,152,835)   11,296,536

  Common Stock Options Exercised        17,500         175         15,225            --           --           --        15,400

  Net [Loss]                                --          --             --    (1,376,278)          --           --    (1,376,278)
                                   -----------  ----------   ------------   -----------   ----------   ----------  ------------

BALANCE - JUNE 30, 2005              7,408,524      74,085     10,574,670     6,439,738   (2,585,220)  (7,152,835)    9,935,658

  Net [Loss]                                --          --             --      (998,125)          --           --      (998,125)
                                   -----------  ----------   ------------   -----------   ----------   ----------  ------------

BALANCE - JUNE 30, 2006              7,408,524  $   74,085   $ 10,574,670   $ 5,441,613   (2,585,220)  (7,152,835) $  8,937,533
                                   ===========  ==========   ============   ===========   ==========   ==========  ============

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                               Y E A R S   E N D E D
                                                     -----------------------------------------
                                                                  J U N E   3 0,
                                                     -----------------------------------------
                                                        2 0 0 6       2 0 0 5         2 0 0 4
                                                        -------       -------         -------
OPERATING ACTIVITIES:
  Net [Loss]                                         $   (998,125) $  (1,376,278)  $(1,129,549)
                                                     ------------  -------------   -----------

  Adjustments to Reconcile Net [Loss] to Net Cash
    Provided by Operating Activities:
    Depreciation and Amortization                         250,847        186,370       164,352
    Loss [Gain] on Sale of Equipment                      (15,224)         2,584            --
    Provision for Doubtful Accounts                        48,977         24,495         5,000
    Deferred Income Taxes                                      --         78,202            --
    Inventory Reserve Adjustment                               --        (10,000)           --

  Changes in Assets and Liabilities:
    [Increase] Decrease in:
      Accounts Receivable                                  35,328        355,132     1,761,855
      Inventories                                          77,658       (437,850)     (738,729)
      Other Current Assets                                 16,375        (92,469)       16,572
      Other Assets                                        (18,734)       (31,193)       15,646

    Increase [Decrease] in:
      Accounts Payable and Accrued Expenses              (344,625)       182,583         6,693
      Income Taxes Payable                                (10,381)        10,166        (9,600)
                                                     ------------  -------------   -----------

    Total Adjustments                                      40,221        268,020     1,221,789
                                                     ------------  -------------   -----------

  NET CASH - OPERATING ACTIVITIES                        (957,904)    (1,108,258)       92,240
                                                     ------------  -------------   -----------

INVESTING ACTIVITIES:
  Capital Expenditures                                   (137,607)      (452,266)     (156,634)
  Proceeds from Sale of Asset                              41,000             --            --
                                                     ------------  ------------- -------------

  NET CASH - INVESTING ACTIVITIES                         (96,607)            --            --
                                                     ------------  ------------- -------------

FINANCING ACTIVITIES:
  Floor Plan Payable - Net                               (663,398)       232,884       502,195
  Stock Options Exercised                                      --         15,400        27,280
  Dividends Paid                                               --             --      (336,060)
                                                     ------------  ------------- -------------

  NET CASH - FINANCING ACTIVITIES                        (663,398)       248,284       193,415
                                                     ------------  ------------- -------------

  NET [DECREASE] INCREASE IN CASH AND
    CASH EQUIVALENTS                                   (1,717,909)    (1,312,240)      129,021

CASH AND CASH EQUIVALENTS - BEGINNING
  OF YEARS                                              5,752,404      7,064,644     6,935,623
                                                     ------------  ------------- -------------

  CASH AND CASH EQUIVALENTS - END OF YEARS           $  4,034,495  $   5,752,404 $   7,064,644
                                                     ============  ============= =============

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                               Y E A R S   E N D E D
                                                     -----------------------------------------
                                                                  J U N E   3 0,
                                                     -----------------------------------------
                                                        2 0 0 6       2 0 0 5         2 0 0 4
                                                        -------       -------         -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the years for:
    Interest                                         $         --  $          --  $         --
    Income Taxes                                     $         --  $          --  $         --

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  During the fiscal year ended June 30, 2006, the Company traded-in an automobile with a book value of $25,776 in exchange for a trade-in value of approximately $41,000.

  During the fiscal year ended June 30, 2005, the Company traded-in automobiles with a book value of $12,584 in exchange for a trade-in value of approximately $10,000.

  During the fiscal year ended June 30, 2004, the Company retired 109,500 shares of common stock held in treasury with a cost basis of $155,366.


See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[1] NATURE OF OPERATIONS

TransNet Corporation ["TransNet" or the "Company"] was incorporated in the State of Delaware in 1969. The Company is a single-source provider of information technology products and technology management services designed to enhance the productivity of the information systems of its customers. Our customers are located primarily in the New Jersey - New York Metropolitan area. Through its own sales and service departments, TransNet provides information technology and network solutions for its customers by combining value-added professional technical services with the sale of PC hardware, network products, IP telephony products, computer peripherals and software. As used herein, the term "Company" shall refer to TransNet and where the context requires, shall include TransNet and its wholly-owned subsidiary, Century American Corporation. Century American Corporation, formerly a leasing subsidiary, is currently inactive.

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

[C] ACCOUNTS RECEIVABLE - Accounts receivable have been reduced by an allowance for doubtful accounts of $178,472 and $129,500 as of June 30, 2006 and 2005, respectively. The receivables secure borrowings under a floor plan financing agreement [See Note 7C].

[D] INVENTORIES - The Company's inventory is valued at the lower of cost [determined on the moving average-cost basis] or market. Inventory has been reduced by an allowance of $68,000 and $20,000 at June 30, 2006 and 2005, respectively. The inventory secures borrowings under a floor plan financing agreement [See Note 7C].

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

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #2
--------------------------------------------------------------------------------

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

[G] REVENUE RECOGNITION - Revenues related to our equipment sales are recognized when evidence of an arrangement exists, delivery of equipment has occurred, the sales price of the equipment being sold to our customers is both fixed and determinable and collectability of the accounts receivable related to the equipment sale is reasonably assured in accordance with SEC Staff Accounting Bulletin No. 104 Topic 13.

Revenues related to our services are recognized as the service is performed using the percentage of completion method of accounting under which the total contract revenue during the term of an agreement is recognized on the basis of the percentage that each contract's proportional performance to date bears to the total completion of performance. Estimates of proportional performance are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses.

[H] EARNINGS PER SHARE - We have adopted the provisions of SFAS No. 128. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. SFAS No. 128 also requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on per share amounts [i.e., increasing earnings per share or reducing loss per share]. The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognized the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. Equity instruments that may dilute earnings per share in the future are listed in Note 11.

[I] CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk of its customers establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is not significant. The Company places its cash with high credit financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risks. As of June 30, 2006, the Company had approximately $1,106,724 which is subject to such risk. The Company does not require collateral or other security to support financial instruments subject to credit risk.

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

[K] USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[L] STOCK OPTIONS ISSUED TO EMPLOYEES - On July 1, 2005, we adopted the fair value recognitions provisions of SFAS No. 123 R, "Share-Based Payments", under the modified prospective transition method. Prior to July 1, 2005, we applied the Accounting Principles Board (APB) Opinion No. 25 intrinsic value accounting method for its stock incentive plans. Under the modified prospective transition method, the fair value recognition provisions apply only to new awards or awards modified after July 1, 2005. Additionally, the fair value of existing unvested awards at the date of adoption is recorded in compensation expense over the remaining requisite service period.

[M] DEFERRED INCOME TAXES - Pursuant to SFAS No. 109, "Accounting for Income Taxes," income tax expense [or benefit] for the year is the sum of deferred tax expense [or benefit] and income taxes currently payable [or refundable]. Deferred tax expense [or benefit] is the change during the year in a company's deferred tax liabilities and assets. Deferred tax liabilities and assets are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

[N] IMPAIRMENT OF LONG LIVED ASSETS - Certain long-term assets of the Company are reviewed quarterly as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 144, "Accounting for the Impairment or disposal of Long-Lived Assets." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. For the three year period ended June 30, 2006, the Company had not recognized an impairment of a long-lived asset.

[3] INVENTORIES

Inventories consist of the following at June 30, 2006 and 2005:

                                                             June 30,
                                                             --------
                                                      2 0 0 6        2 0 0 5
                                                      -------        -------

Product Inventory                                  $  1,340,488   $   1,571,111
Service Parts                                           181,207          28,242
Obsolesce Reserve                                       (20,000)        (20,000)
                                                   ------------   -------------

  TOTALS                                           $  1,501,695   $   1,579,353
  ------                                           ============   =============

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #4

[4] PROPERTY, EQUIPMENT, DEPRECIATION AND AMORTIZATION

Property and equipment and accumulated depreciation and amortization as of June 30, 2006 and 2005 are as follows:
                                                               June 30,
                                                               --------
                                                          2 0 0 6      2 0 0 5
                                                          -------      -------

Automobiles                                          $    291,967   $    290,105
Office Equipment                                        2,122,980      2,074,724
Furniture and Fixtures                                    344,009        344,009
Leasehold Improvements                                    273,102        273,102
Computer Software                                         201,600        187,755
                                                     ------------   ------------

Totals                                                  3,233,657      3,169,695
Less:  Accumulated Depreciation and Amortization        2,670,115      2,468,132
                                                     ------------   ------------

  PROPERTY AND EQUIPMENT - NET                       $    563,543   $    701,563
  ----------------------------                       ============   ============

Total depreciation and amortization expense amounted to $249,851, $185,378 and $160,961 for the years ended June 30, 2006, 2005 and 2004, respectively.

[5] INTANGIBLE ASSETS

The following intangible assets and accumulated amortization as of June 30, 2006 and 2005 are included in other assets:

JUNE 30, 2006:               WEIGHTED
                               AVERAGE                                           NET OF
                            AMORTIZATION                        ACCUMULATED      ACCUMULATED
INTANGIBLE ASSETS          PERIOD [YEARS]             COST     AMORTIZATION     AMORTIZATION
-----------------          --------------             ----     ------------     ------------
Licenses                            20            $    20,000  $      17,833   $       2,167
Goodwill                            --                259,422        159,976          99,446
                                                  -----------  -------------   -------------

  TOTALS                            20            $  279,422   $     177,809   $     101,613
  ------                                          ==========   =============   =============


JUNE 30, 2005:               WEIGHTED
                               AVERAGE                                           NET OF
                            AMORTIZATION                         ACCUMULATED    ACCUMULATED
INTANGIBLE ASSETS          PERIOD [YEARS]            COST       AMORTIZATION   AMORTIZATION
-----------------          --------------            ----       ------------   ------------
Licenses                            20            $    20,000  $      16,833   $       3,167
Goodwill                            --                259,422        159,976          99,446
                                                  -----------  -------------   -------------

  TOTALS                            20            $  279,422   $     176,809   $     102,613
  ------                                          ==========   =============   =============

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #5
--------------------------------------------------------------------------------

[5] INTANGIBLE ASSETS [CONTINUED]

The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of June 30, 2006 is a follows:

Year ended
June 30,
  2007                              $   1,000
  2008                                  1,000
  2009                                    167
  2010                                     --
  2011                                     --
  Thereafter                               --
                                    ---------

  TOTAL                             $   2,167
  -----                             =========

For the years ended June 30, 2006, 2005 and 2004, amortization expense of intangible assets were $1,000, $1,000 and $1,000, respectively.

[6] COMMITMENTS AND RELATED PARTY TRANSACTIONS

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

In addition to the annual base rent, the office and warehouse real estate lease requires the Company to pay for certain contingent expenses such as building maintenance, insurance and real estate taxes. Total contingent lease expenses were $109,704, $151,858 and $155,620 for the years ended June 30, 2006, 2005 and
2004, respectively.

The Company maintains an operating lease for one piece of office equipment that expires in 2007. Office equipment lease expense, including contingent usage charges, was $15,808, $13,540 and $13,517 for the years ended June 30, 2006, 2005 and 2004, respectively.

The fixed annual base rent [exclusive of an annual cost of living adjustment and contingent usage charges] of the office, warehouse and equipment leases for the next five (5) years are as follows:

YEAR ENDED                                                REAL        OFFICE
JUNE 30,                                                 ESTATE      EQUIPMENT
--------                                                 ------      ---------

  2007                                               $    185,605  $     5,550
  2008                                                    185,605           --
  2009                                                    185,605           --
  2010                                                    185,605           --
  2011                                                    123,737           --
  Thereafter                                                   --           --
                                                     ------------  -----------

    TOTALS                                           $    866,157  $     5,550
    ------                                           ============  ===========

Total rent expense was $175,510, $179,259 and $179,233 for the years ended June 30, 2006, 2005 and 2004, respectively.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #6
--------------------------------------------------------------------------------

[6] COMMITMENTS AND RELATED PARTY TRANSACTIONS [CONTINUED]

[B] EMPLOYMENT AGREEMENTS - The Company has entered into employment agreements with two officers of the Company which provide for salaries of $180,000 and $300,000 per annum. In addition, the agreements provide for a "Performance Bonus" based on percentages of two (2) to six (6) percent applied to certain levels of the Company pre-tax profits. There were no bonuses paid for each of the three years ending June 30, 2006. The Company executed an addendum to the original employment agreements which extend the provisions of the agreement through June 2008. Salary commitments under employment contracts for the next five fiscal years are as follows:

                                                                     Years ended
                                                                        June 30,
                                                                         2 0 0 6
                                                                         -------

2007                                                                $    480,000
2008                                                                     480,000
2009                                                                          --
2010                                                                          --
2011                                                                          --
Thereafter                                                                    --
                                                                    ------------

  TOTAL                                                             $    960,000
  -----                                                             ============

[B] EMPLOYMENT AGREEMENTS [CONTINUED] - In addition, the employment agreements contain provisions providing that in the event of a hostile change of control of the Company and a resultant termination of the employees' employment prior to expiration of the agreement, the employees would be entitled to receive certain lump sum payments ranging from 80% of the officers current salary to 80% of the prior year's salary times the remaining years of the related employment agreement.

[C] FLOOR PLAN PAYABLE - The Company finances inventory purchases through a floor plan wholesale credit line with a finance company, which is secured by substantially all assets of the Company. At June 30, 2006, the Company had a maximum credit line of $2,500,000, of which $1,878,493 was unused. Provisions of the floor plan agreement provide that the lender may at its sole discretion from time to time determine the maximum amount of financing which it elects to extend based on certain eligible inventory and accounts receivable balances. The outstanding borrowing under the credit line at June 30, 2006 and 2005 was $621,507 and $1,284,905, respectively. Payments on the credit line are due currently and are interest free for a 30 day period. If not repaid in full, interest is calculated based on the average daily outstanding balance under the line of credit at a rate of the greater of 6% or the prime rate. Purchases made under the credit lines were repaid in full within the 30 day interest free repayment period during fiscal 2006, 2005 and 2004. Accordingly, no interest expense has been incurred for the years ended June 30, 2006, 2005 and 2004. The prime rate and the weighted average interest rate were approximately 8.00%, 6.00% and 4.25%, respectively at June 30, 2006, 2005 and 2004.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #7
--------------------------------------------------------------------------------

[7] INCOME TAXES

The provision for income taxes is summarized as follows:

                                                Y e a r s  e n d e d
                                     ----------------------------------------
                                                    J u n e  30,
                                     ----------------------------------------
                                        2 0 0 6       2 0 0 5        2 0 0 4
                                        -------       -------        -------

Current:
  Federal                            $        --   $   (509,989)  $        --
  State                                       --             --            --
                                     -----------   ------------   -----------

  Current Provision                           --       (509,989)           --
                                     -----------   ------------   -----------


Deferred:
  Federal                                     --         66,472            --
  State                                       --         11,730            --
                                     -----------   ------------ -------------

  Deferred Provision                          --         78,202            --
                                     -----------   ------------ -------------

  INCOME TAX [BENEFIT]               $        --   $   (431,787)$          --
  --------------------               ===========   ============ =============


In fiscal 2005, the Company elected to carryback certain federal and state net operating losses. As a result, the Company received refunds of $509,090 on taxes paid in prior years.

The deferred tax asset and liability in the accompanying consolidated balance sheets include the following components:
                                                            June 30,
                                                            --------
                                                      2 0 0 6       2 0 0 5
                                                      -------       -------

Net Operating Loss [NOL] Carry Forwards            $  1,370,002  $     808,918
Accounts Receivable Allowance                            71,389         51,798
Inventory Allowance                                       8,000          8,000
Inventory Capitalization                                 36,521         38,385
Depreciation and Amortization                           (23,735)            --
Other Temporary Differences                               6,762             --
                                                   ------------  -------------

Deferred Tax Assets [Current]                         1,468,939        907,101
Valuation Allowance                                  (1,334,998)      (808,918)
                                                   ------------  -------------

  NET DEFERRED TAX ASSET                           $    133,941  $      98,183
  ----------------------                           ============  =============

Deferred Tax Liabilities [Non-Current]:
  Depreciation and Amortization                    $     47,470  $      11,712
                                                   ============  =============

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

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #8
--------------------------------------------------------------------------------

[7] INCOME TAXES [CONTINUED]

At June 30, 2006, the Company had approximately $3,425,000 of federal and state net operating losses with the following fiscal year expiration dates.

Year Ended
June 30,
  2024                                                  $    780,000
  2025                                                     1,670,000
  2026                                                       975,000
                                                        ------------

  TOTAL                                                 $  3,425,000
  -----                                                 ============

For the years ended June 30, 2006 and 2005, the Company increased [decreased] the valuation allowance on the deferred tax asset by $526,080 and $(72,599), respectively.

The following is a reconciliation of income taxes at the U.S. statutory tax rate to the Company's effective income tax rate is as follows:

                                                               Y e a r s  e n d e d
                                                   ----------------------------------------
                                                                  J u n e  30,
                                                   ----------------------------------------
                                                      2 0 0 6       2 0 0 5       2 0 0 4
                                                      -------       -------       -------
U.S. Statutory Rate Applied to Pretax Income           (35.0)%       (35.0)%        (35.0)%
State Taxes - Net of Federal Income Tax Benefit         (6.0)         (6.0)          (6.0)
Effect of Valuation Allowance Change                    41.0          45.0           41.0
Utilization of Net Operating Loss Carryback               --         (28.0)            --
                                                   ---------     ---------       --------

  INCOME TAX [BENEFIT] EXPENSE                            --%        (24.0)%           --%
  ----------------------------                     =========     =========       ========

 [8] EARNINGS PER SHARE

The following table reconciles the denominator of the diluted earnings per share computation as shown in the consolidated statement of operations.

                                                                    Years ended June 30,
                                                           -------------------------------------
                                                           2 0 0 6      2 0 0 5        2 0 0 4
                                                           -------      -------        -------
Diluted EPS Calculation:
  Weighted Average Basic Common Shares Outstanding        4,823,304     4,818,304      4,779,973
  Weighted Average Effect of Common Stock Equivalents            --            --           --
                                                              -----         -----         ----

  WEIGHTED AVERAGE DILUTED COMMON AND
    COMMON EQUIVALENT SHARES                              4,823,304     4,818,304      4,779,973
    ------------------------                            ===========   ===========  =============

For each of the three years ended June 30, 2006, all common stock equivalents were considered anti-dilutive and not included in diluted earnings per share.

[9] DEFINED CONTRIBUTION PLANS

The Company adopted a defined contribution [401(k)] plan covering all eligible employees. Under the terms of the Plan, participating employees elect to contribute a portion of their salaries to the Plan. The Company matches up to a certain percentage of the employees' contribution. Expense for the years ended June 30, 2006, 2005 and 2004 was $98,997, $77,569 and $71,211, respectively.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #9
--------------------------------------------------------------------------------

[10] STOCKHOLDERS' RIGHTS PLAN AND 2000 STOCK OPTION PLAN

On February 6, 1990, the Board of Directors adopted a Stockholders' Rights Plan, which entitles the Right holder, upon the occurrence of specified triggering events, i.e., the acquisition by a person or group of beneficial ownership of 20% or more of outstanding shares; the commencement of a tender offer for 20% or more of outstanding shares [unless an offer is made for all outstanding shares at a price deemed by the Continuing Board to be fair and in the best interest of stockholders] and the determination by the Board that a person is an "Adverse Person," as defined in the Rights Agreement to purchase one share of common stock at an exercise price of $7.50 per share, or in certain "take over" situations, common stock equal in value to two times the exercise price. Subsequent to a triggering event, if the Company is acquired in a merger or other business transaction in which the Company is not the surviving corporation [unless Board approved], or 50% or more of the Company's assets or earning power is sold or transferred, each holder of a Right shall have the right to receive upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right. The Rights may be redeemed by the Company for $.01 per Right at any time prior to the determination of the Board that a person is an Adverse Person or ten days following a public announcement of the acquisition of, or commencement of a tender offer for, 20% of the outstanding common stock. The Plan initially expired in February 2000, but was extended to February 2010. No rights were outstanding under the Stockholders Rights Plan as of June 30, 2006.

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

Information related to stock options granted in connection with 2000 Stock Option Plan is as follows:

                                              2000 P l a n
                                        ----------------------------
                                                         Weighted
                                          Number of       Average
                                           Shares     Exercise Price
                                           ------     --------------

Outstanding - June 30, 2003                  353,500   $       .88
  Granted                                         --            --
  Exercised                                  (31,000)          .88
  Forfeited/Canceled                              --            --
                                         -----------   -----------

Outstanding - June 30, 2004                  322,500           .88
  Granted                                     20,000          1.54
  Exercised                                  (17,500)          .88
  Forfeited/Canceled                          (1,500)           --
                                         -----------   -----------

Outstanding - June 30, 2005                  323,500           .92

  Granted                                         --            --
  Exercised                                       --            --
  Forfeited/Canceled                         (25,000)         1.41
                                         -----------   -----------

  OUTSTANDING - JUNE 30, 2006                298,500   $       .88
  ---------------------------            ===========   ===========

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #10
--------------------------------------------------------------------------------

[10] STOCKHOLDERS' RIGHTS PLAN AND 2000 STOCK OPTION PLAN [CONTINUED]

The following is a transaction summary on non-incentive stock options granted to non-employees at fair market value of the common stock at date of grant:

                                                         WEIGHTED
                                          NUMBER OF       AVERAGE
                                           SHARES     EXERCISE PRICE
                                           ------     --------------

Outstanding - June 30, 2003                   75,000   $      1.59
  Granted                                         --            --
  Exercised                                       --            --
  Forfeited/Canceled                              --            --
                                         -----------   -----------

Outstanding - June 30, 2004                   75,000          1.59
  Granted                                         --            --
  Exercised                                       --            --
  Forfeited/Canceled                         (75,000)        (1.59)
                                         -----------   -----------

Outstanding - June 30, 2005                       --            --
  Granted                                         --            --
  Exercised                                       --            --
  Forfeited/Canceled                              --            --
                                         -----------   -----------

OUTSTANDING - JUNE 30, 2006                       --   $        --
---------------------------              ===========   ===========

The following table summarizes information about stock options outstanding at June 30, 2006:

                            OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                   ---------------------------------     -----------------------
                                WEIGHTED-
                                 AVERAGE   WEIGHTED-                WEIGHTED-
                                REMAINING   AVERAGE                  AVERAGE
   RANGE OF        NUMBER      CONTRACTUAL EXERCISE       NUMBER    EXERCISE
EXERCISE PRICES  OF OPTIONS       LIFE       PRICE      OF OPTIONS    PRICE
---------------  ----------       ----       -----      ----------    -----

    $.88           298,500       4.5          $.88       298,500        $.88

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

                                                            2006
                                                            ----

Expected Option Term (Years)                             2.0 Years
Risk-Free Interest Rate (%)                                  3.50%
Expected Volatility (%)                                        47%
Expected Dividend                                            None

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #11
--------------------------------------------------------------------------------

[10] STOCKHOLDERS' RIGHTS PLAN AND 2000 STOCK OPTION PLAN [CONTINUED]

The following table shows the pro forma net income and earnings per share that we would have recorded if compensation expense was determined using SFAS No. 123R for these periods. The 2005 pro forma information is provided because we did not adopt SFAS No. 123R unit July 1, 2005.

                                                    2 0 0 5         2 0 0 4
                                                    -------         -------

Net [Loss]:
  As Reported                                    $  (1,376,278) $  (1,129,549)
  Compensation Expense for Stock Options                (7,929)            --
                                                 -------------  -------------

  Pro Forma Net [Loss]                           $  (1,384,207) $  (1,129,549)
                                                 =============  =============

Basic [Loss] Per Share as Reported               $       (.29)  $       (.24)
Pro Forma Basic [Loss] Per Share                 $       (.29)  $       (.24)
Diluted [Loss] Per Share as Reported             $       (.29)  $       (.24)
Pro Forma Diluted [Loss] Per Share               $       (.29)  $       (.24)

[11] CONTINGENCIES

The Company may from time to time become involved in various legal proceedings in the ordinary course of its business. The Company is not currently a party to any legal proceeding that it deems to be material.

In 1998, management was notified of an unasserted possible claim or assessment involving the pension plan adopted by the Company in 1981 and its termination and conversion to a defined contribution plan in 1989. The possible claim concerned the improper filings and technical administration violations. The Company took corrective action with the Internal Revenue Service and applied for a favorable determination letter with the IRS. In December 2000, the Company made a contribution to the plan and payments of specified sanctions in connection with its IRS settlement. Resolution of the matter with the Pension Benefit Guaranty Corporation took place in March 2005.

[12] CAPITAL TRANSACTIONS

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

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #12
--------------------------------------------------------------------------------

[13] SIGNIFICANT CUSTOMERS

During 2006, no customer accounted for 10% or more of our revenues. During 2005, one customer, accounted for approximately 18% of revenue, and during 2004 this customer accounted for approximately 22% of our revenues.

We derive a significant amount of our revenue from a relatively small number of clients. If we were to lose one or more of these clients , and the business were not replaced, it could have an adverse impact on our results of operations and our financial condition.

While no customer currently accounts for 10% or more of our revenues, our top ten clients account for a significant amount of our business. Although we anticipate our business to continue with these clients, the loss of any large client could have an adverse impact on our Corporation's results of operations if that revenue stream was not replaced from alternative sources.

[14] BUYING AGREEMENT

During the year ended June 30, 2006 and 2005, the Company purchased approximately $13,000,000 and $9,500,000 of hardware from one vendor at discounted prices under a buying agreement. Should the buying agreement be terminated, the Company may not be able to obtain purchases from another supplier at comparable terms.

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

[16] NEW AUTHORITATIVE PRONOUNCEMENTS [CONTINUED]

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2005), "Share-Based Payment." The statement requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instrument issued. The statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company was required to adopt SFAS 123 (R) as of July 1, 2005.


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

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #13
--------------------------------------------------------------------------------

[17] SELECTED QUARTERLY FINANCIAL DATA [UNAUDITED]

                                             Three Months Ended
                          ----------------------------------------------------------
                          September 30,    December 31,    March 31,      June 30,       Fiscal Year
                             2 0 0 5          2 0 0 5       2 0 0 6        2 0 0 6         2 0 0 6
                             -------          -------       -------        -------         -------
Net Revenues              $11,081,859     $   8,504,034  $ 8,343,058   $   7,486,211   $  35,415,162
Gross Profit              $ 1,865,016     $   1,753,017  $ 1,767,148   $     587,423   $   5,972,604
Net Income [Loss]         $    78,481     $      52,298  $    27,881   $  (1,156,785)  $    (998,125)
Net Income [Loss] per
  Common Share:
  Basic & Diluted         $      0.02     $        0.01  $      0.01   $      (0.26)   $       (0.21)

                                                Three Months Ended
                          ----------------------------------------------------------
                          September 30,    December 31,    March 31,      June 30,       Fiscal Year
                             2 0 0 4          2 0 0 4       2 0 0 5        2 0 0 5         2 0 0 5
                             -------          -------       -------        -------         -------

Net Revenues             $ 10,693,227     $   7,663,278  $ 7,414,897   $   8,269,589   $  34,040,991
Gross Profit              $ 1,745,220     $   1,346,148  $ 1,193,334   $     645,982   $   4,930,684
Net Income [Loss]         $   164,400     $    (141,212) $  (420,279)  $    (979,187)  $  (1,376,278)
Net Income [Loss] Per
  Common Share:
  Basic and Diluted       $       .03     $        (.03) $      (.09)  $        (.20)  $        (.29)

                                                Three Months Ended
                          ----------------------------------------------------------
                          September 30,    December 31,    March 31,      June 30,       Fiscal Year
                             2 0 0 3          2 0 0 3       2 0 0 4        2 0 0 4         2 0 0 4
                             -------          -------       -------        -------         -------

Net Revenues              $ 9,634,231     $   7,386,691  $ 6,855,853   $   6,722,889   $  30,599,664
Gross Profit              $ 1,588,206     $   1,314,724  $ 1,040,413   $     814,986   $   4,758,329
Net Income [Loss]         $    33,990     $         342  $  (444,830)  $    (719,051)  $  (1,129,549)
Net Income [Loss] Per
  Common Share:
  Basic and Diluted       $       .01     $          --  $     (.09)   $       (.16)   $        (.24)






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






                                                   MOORE STEPHENS, P. C.
                                                   Certified Public Accountants.
Cranford, New Jersey
September 15, 2006

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED JUNE 30, 2006, 2005 AND 2004.
--------------------------------------------------------------------------------


           (A)                               (B)            (C)            (D)           (E)

                                         BALANCE AT     CHARGED TO      DEDUCTIONS     BALANCE
                                          BEGINNING      COST AND      TO VALUATION    AT END
       DESCRIPTION                        OF PERIOD      EXPENSES        ACCOUNTS     OF PERIOD
       -----------                        ---------      --------        --------     ---------
Year Ended June 30, 2006
  Allowance for Doubtful Accounts      $     129,500  $      60,000  $      (11,028) $     178,472
  Deferred Tax Asset Valuation
    Allowance                                808,918        526,080              --      1,334,998
  Inventory Reserve                           20,000             --              --         20,000
                                       -------------  -------------  --------------  -------------

  TOTALS                               $     958,418  $     586,080  $      (11,028) $   1,533,470
  ------                               =============  =============  ==============  =============


Year Ended June 30, 2005
  Allowance for Doubtful Accounts      $     105,000  $      24,500  $           --  $     129,500
  Deferred Tax Asset Valuation
    Allowance                                881,517             --         (72,599)       808,918
  Inventory Reserve                           30,000             --         (10,000)        20,000
                                       -------------  -------------  --------------  -------------

  TOTALS                               $   1,016,517  $      24,500  $      (82,599) $     958,418
  ------                               =============  =============  ==============  =============

Year Ended June 30, 2004
  Allowance for Doubtful Accounts      $     100,000  $       5,000  $           --  $     105,000
  Deferred Tax Asset Valuation
    Allowance                                479,206        402,311              --        881,517
  Inventory Reserve                           45,000             --         (15,000)        30,000
                                       -------------  -------------  --------------  -------------

  TOTALS                               $     624,206  $     407,311  $      (15,000) $   1,016,517
  ------                               =============  =============  ==============  =============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no disagreements on accounting and financial disclosure between the Corporation and its independent public accountants nor any change in the Corporation's accountants during the last fiscal year.

ITEM 9A.  CONTROLS AND PROCEDURES


The Chief Executive Officer and Chief Financial Officer of the Corporation have concluded, based on their evaluation as of June 30, 2006, that the Corporation's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

ITEM 9B.  OTHER INFORMATION.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Corporation are as follows:

        Name                    Position
        ----                    --------

John J. Wilk                    Chairman of the Board and Treasurer
Steven J. Wilk                  President, Chief Executive Officer, and Director
Jay A. Smolyn                   Vice President, Operations and Director
Vincent Cusumano (a)(c)         Director
Earle Kunzig (a)(d)             Director
Raymond J. Rekuc (b)            Director
Susan Wilk                      Director and Secretary
--------------------------
    (a) Member of the Audit Committee
    (b) Chairman of the Audit Committee.
    (c) Member of the Compensation Committee.
    (d) Chairman of the Compensation Committee.

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

        JOHN J. WILK*, 78, was the President and Chief Executive Officer of TransNet since its inception in 1969 until May 1986, when he was elected as Chairman of the Board of Directors.

        STEVEN J. WILK*, 49, has been the President and Chief Executive Officer of TransNet since May 1986. He was elected as a director of TransNet in April 1989.

        JAY A. SMOLYN, 50, has been employed at TransNet since 1976 and in April 1985 became Vice President, Operations. He was elected as a director of TransNet in March 1990.

        VINCENT CUSUMANO, 70, has served as a director of TransNet since 1977. He is the President and Chief Executive Officer of Cusumano Perma-Rail Corporation of Roselle Park, New Jersey, distributors and installers of exterior iron railings.

        EARLE KUNZIG, 67, has served as a director of TransNet director since 1976. He is Vice President of Sales and a principal of Hardware Products Sales, Inc., Wayne, New Jersey, a broker of used computer equipment and provider of computer maintenance services.

        RAYMOND J. REKUC, 60, has served as a director of TransNet since 1983. He is the principal of Raymond J. Rekuc, Certified Public Accountant, an accounting firm located in Washington Township, New Jersey. Mr. Rekuc is a member of the American Institute of Certified Public Accountants and the New Jersey Society of Certified Public Accountants.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Corporation pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, the Corporation believes that with respect to fiscal 2006, its officers, directors and beneficial owners of more than 10% of its equity timely complied with all applicable Section 16(a) filing requirements.

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

ITEM 11.  EXECUTIVE COMPENSATION

        The following table sets forth information concerning the compensation paid or accrued by the Corporation during the three years ended on June 30, 2006, to its Chief Executive Officer and each of its other executive officers whose total annual salary and bonus for the fiscal year ended June 30, 2006 exceeded $100,000. All of the Corporation's group life, health, hospitalization or medical reimbursement plans, if any, do not discriminate in scope, terms or operation, in favor of the executive officers or directors of the Corporation and are generally available to all full-time salaried employees.

                                      SUMMARY COMPENSATION TABLE

                              Annual Compensation                              Long-Term
                                                                              Compensation
                      --------------------------------------   --------------------------------------------
                                                               Securities
                         Year                                  Underlying
Name and                Ended                   Other Annual     Options   Restricted   LTIP     All Other
Principal Position    June 30,  Salary   Bonus  Compensation      SARs    Stock Awards Payouts Compensation
-----------------------------------------------------------------------------------------------------------
Steven J. Wilk           2006  $300,000    $0        $0             0          0         $0         0
 President and Chief     2005  $300,000    $0        $0             0          0         $0         0
 Executive Officer       2004  $300,000    $0        $0             0          0         $0         0

Jay Smolyn               2006  $180,000    $0        $0             0          0         $0         0
  Vice President         2005  $180,000    $0        $0             0          0         $0         0
  Operations             2004  $180,000    $0        $0             0          0         $0         0


                        OPTION GRANTS IN LAST FISCAL YEAR
                               (individual grants)

        No options were granted during fiscal 2006.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

        The following table sets forth information with respect to the Named Executive Officer concerning the exercise of options during fiscal 2006 and the number and value of unexercised options held as of the end of fiscal 2006.

                                                                                  Value of
                                                       Number of Securities       Unexercised
                                                            Underlying           In-the-Money
                                                        Unexercised Options    Options at Fiscal
                       Number of                        at Fiscal Year End;      Year End ($);
Name of Executive   Shares Acquired                        (Exercisable/         (Exercisable/
     Officer          on Exercise    Value Realized ($)   Unexercisable)        Unexercisable)
     -------          -----------    ------------------   --------------        --------------
Steven J. Wilk             0                  0              100,000/0             $45,000/0
Jay A. Smolyn              0                  0              50,000/0               $22,500/0

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

DIRECTORS' COMPENSATION

        Directors who are salaried employees receive no additional compensation for services as a director or as a member of any committee of the board of directors. Directors who are not officers or employees of the Company receive an annual retainer of $5,000. Such directors do not receive additional fees for their service on a committee of the board of directors. During fiscal 2006, the Company paid an annual retainer fee of $5,000 to each of its three outside directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 2006, by (i) each holder known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's directors and named executed officers individually, and (iii) all directors and officers of the Company as a group.

        The amounts and percentages of Common Stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities.


Name of Beneficial                   Amount of Shares                Percent of
Owner                               Beneficially Owned                 Class
-----                               ------------------                 ------

Anthony Chiarenza (a)                  348,000 (b)                    7% (c)

Steven J. Wilk (d)                     456,500 (f)                    9% (e)
John J. Wilk (d)                       225,500 (g)                    4% (e)
Jay A. Smolyn (d)                      133,000 (h)                    3% (e)
Susan M. Wilk (d)                      108,200 (i)                    2% (e)
Vincent Cusumano (d)                    15,000 (j)                     * (e)
Earle Kunzig (d)                        20,000 (k)                     * (e)
Raymond J. Rekuc (d)                     2,500 (l)                     * (e)

All officers and directors                960,700                    18% (d)
as a group (seven persons)
-----------------------------------------

 (a) Based upon a Schedule 13G/A filed by Anthony Chiarenza and Key Equity Investors, Inc. on January 3, 2006. The address for both is 63-54 82nd Place, Middle Village, New York 11379.

(b) Includes 313,00 shares of the Corporation's Common Stock held by Mr. Chiarenza, and 35,000 shares held by Key Equity Investors, Inc., of which Mr. Chiarenza is President, Chairman, and Chief Executive Officer. As a result of his positions, Mr. Chiarenza is deemed to have beneficial ownership of shares held by Key Equity Investors, Inc.

(c) Based on 4,823,304 shares of the Corporation's Common Stock outstanding as of June 30, 2006.

(d) The address of all officers and directors is 45 Columbia Road, Somerville, New Jersey 08876.

(e) Based on 4,823,304 shares of the Corporation's Common Stock outstanding, plus 262,500 shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days.

(f) Includes 100,000 shares that Mr. Wilk is entitled to purchase upon the exercise of incentive stock options. The options were granted on March 4, 2001 under the Corporation's 2000 Stock Option Plan. The exercise price is $0.88 per share.

(g) Includes 50,000 shares that Mr. Wilk is entitled to purchase upon the exercise of incentive stock options. The options were granted on March 4, 2001 under the Corporation's 2000 Stock Option Plan. The exercise price is $0.88 per share.

(h) Includes 50,000 shares that Mr. Smolyn is entitled to purchase upon the exercise of incentive stock options. The options were granted on March 4, 2001 under the Corporation's 2000 Stock Option Plan. The exercise price is $0.88 per share.

(i) Includes 30,000 shares that Ms. Wilk is entitled to purchase upon the exercise of incentive stock options. The options were granted on March 4, 2001 under the Corporation's 2000 Stock Option Plan. The exercise price is $0.88 per share.

(j) Includes 15,000 shares that Mr. Cusumano is entitled to purchase upon the exercise of incentive stock options. The options were granted on March 4, 2001 under the Corporation's 2000 Stock Option Plan. The exercise price is $0.88 per share.

(k) Includes 15,000 shares that Mr. Kunzig is entitled to purchase upon the exercise of incentive stock options. The options were granted on March 4, 2001 under the Corporation's 2000 Stock Option Plan. The exercise price is $0.88 per share.

(l) Includes 2,500 shares that Mr. Rekuc is entitled to purchase upon the exercise of incentive stock options. The options were granted on March 4, 2001 under the Corporation's 2000 Stock Option Plan. The exercise price is $0.88 per share.

*  Less than 1%.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In December 2003, East Coast Property Management, LLC, ("East Coast"), a limited liability corporation owned by Steven J. Wilk and Jay A. Smolyn, executive officers and directors of the Corporation, purchased the property occupied by the Corporation and assumed the "net-net" lease held by the former owner. In April 2004, a lease was executed by East Coast and the Corporation. The rental payment to be made by the Corporation to East Coast in fiscal 2006 was $172,348, and in fiscal 2007 will be $185,605. See Footnote [6][A] to the Consolidated Financial Statements for additional information.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following table sets forth the aggregate fees billed to the Corporation by Moore Stephens during fiscal 2006 and 2005.

                                        2006                 2005
                                        ----                 ----

      Audit Fees                      $54,500              $52,000
      ----------

      Audit Related Fees              $13,500               $7,500
      ------------------

      Tax Fees                         $8,250               $7,830
      --------

      All Other Fees                        0                    0
      --------------

      Total                           $76,250              $67,330
      -----

The audit committee pre-approves all audit and permissible non-audit services provided to the Corporation by Moore Stephens. The non-audit services include audit-related services, tax services and other services.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.  FINANCIAL STATEMENTS
    o   Independent Auditor's Report.
    o   Consolidated Balance Sheets as of June 30, 2006 and June 30, 2005.
    o Consolidated Statements of Operations for the Years Ended June 30, 2006, 2005 and 2004.
    o Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2006, 2005 and 2004.
    o Consolidated Statements of Cash Flows for the Years Ended June 30, 2006, 2005 and 2004.
    o   Notes to Consolidated Financial Statements

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

     3.1 (c) March 17, 1993 Amendment
     to Certificate of Incorporation

     3.2 (a) Amended By-Laws                    Exhibit 3 to Annual Report on
                                                Form 10-K for year ended June
                                                30, 1987

     3.2 (b) Article VII, Section 7 of the      Exhibit to Current Report on
     By-Laws, as amended                        Form 8-K for January 25, 1990

     4.1 Specimen Common Stock                  Exhibit 4(A) to Registration
     Certificate                                Statement on Form S-1 (File No.
                                                2-42279)

     10.1  March 1, 1991 lease agreement        Exhibit 10.1 to Annual Report on
     between W. Realty and the                  Form 10-K for year ended June
     Corporation for premises at 45 Columbia    30, 1991
     Road, Somerville (Branchburg), New Jersey

     10.2  February 1, 1996 amendment to        Exhibit 10.2 to Annual Report on
     Lease Agreement between W. Realty and      Form 10-K for year ended June
     the Corporation for premises at            30, 1996
     45 Columbia Road, Somerville, New Jersey

     10.3 Employment Agreements extended        Exhibit 10.3 to Annual Report on
     to June 30, 2008 with Steven J. Wilk       Form 10-K for year ended June
     and Jay A. Smolyn                          30, 2001

     10.4  Form of Rights Agreement dated       Exhibit to Current Report on
     as of February 6, 1990 between             Form 8-K for January 25, 1990
     TransNet and The Trust Company of
     New Jersey, as Rights Agent

     10.5  Acquisition Agreement dated          Exhibit to Current Report on
     March 6, 1990 between TransNet and         Form 8-K for March 6, 1990
     Selling Stockholders of Round Valley
     Computer Center, Inc.

     10.6  Lease between TransNet Corporation   Exhibit 10.6 to Annual Report
     and East Coast Management, LLC             on Form 10-K for year ended
                                                June 30, 2004

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

REGISTRANT:                            TRANSNET CORPORATION



Date:   September 27, 2006             By /s/ Steven J. Wilk
                                       -----------------------------------------
                                       Steven J. Wilk
                                       Chief Executive Officer


Date:   September 27, 2006             By /s/ John J. Wilk
                                       -----------------------------------------
                                       John J. Wilk
                                       Chief Financial and Accounting Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



By /s/ Steven J. Wilk                  Date:  September 27, 2006
---------------------------------
        Steven J. Wilk, Director


By /s/ John J. Wilk                    Date:  September 27, 2006
---------------------------------
      John J. Wilk, Director


By /s/ Jay A. Smolyn                   Date:  September 27, 2006
---------------------------------
      Jay A. Smolyn, Director


By /s/ Raymond J. Rekuc                Date:  September 27, 2006
---------------------------------
      Raymond J. Rekuc, Director


By /s/ Vincent Cusumano                Date:  September 27, 2006
---------------------------------
      Vincent Cusumano, Director


By /s/ Earle Kunzig                    Date:  September 27, 2006
---------------------------------
      Earle Kunzig, Director


By /s/ Susan M. Wilk                   Date:  September 27, 2006
--------------------------------
      Susan M. Wilk, Director