Form 10-Q
period 2006-09-30
TRANSNET CORP
filed 2006-11-14
CIK 99313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2006
                              -------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 2006: 4,823,304.

                              TRANSNET CORPORATION
                              --------------------
                                    FORM 10-Q
                                    ---------

                                TABLE OF CONTENTS
                                -----------------

                                                                      Page No.
                                                                      --------
PART I.  FINANCIAL INFORMATION
------------------------------

         Consolidated Balance Sheets
                  September 30, 2006 (unaudited) and June 30, 2006       1


         Consolidated Statements of Operations (unaudited)
                  Three Months Ended September 30, 2006 and 2005         2


         Consolidated Statements of Cash Flows (unaudited)
                  Three Months Ended September 30, 2006 and 2005         3


         Notes to Consolidated Financial Statements                      4


     Item 2.  Management's Discussion and Analysis                       8


     Item 4.  Controls and Procedures                                   13


PART II.  OTHER INFORMATION
---------------------------


     Item 6.  Exhibits and Reports on Form 8-K                          14


     Signatures                                                         14
     Certifications                                                     15


                                       i.

                       TRANSNET CORPORATION AND SUBSIDIARY
                       -----------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                            September 30,        June 30,
                                                2006               2006
                                            --------------     -------------
                                             (unaudited)
ASSETS:
CURRENT ASSETS
Cash and Cash Equivalents                     $  2,817,533     $  4,034,495
Accounts Receivable - Net                        5,383,705        3,438,526
Inventories                                        766,094        1,501,695
Other Current Assets                               137,311           70,013
Deferred Tax Asset                                 133,941          133,941
                                              ------------     ------------

TOTAL CURRENT ASSETS                          $  9,238,584     $  9,178,670

PROPERTY AND EQUIPMENT - NET                       515,581          563,543

OTHER ASSETS                                       280,646          280,035
                                              ------------     ------------

TOTAL ASSETS                                  $ 10,034,811     $ 10,022,248
                                              ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts Payable                              $    443,067     $     89,465
Accrued Expenses                                   303,549          316,662
Income Taxes Payable                                 2,619            9,611
Floor Plan Payable                                 292,843          621,507
                                              ------------     ------------
TOTAL CURRENT LIABILITIES                     $  1,042,078     $  1,037,245

DEFERRED TAX LIABILITY                              47,470           47,470

COMMITMENT AND CONTINGENCIES                            --               --

STOCKHOLDERS' EQUITY:

Capital Stock - Common, $.01 Par Value,
Authorized 15,000,000 Shares;
Issued 7,408,524 at September 30, 2006
and June 30, 2006 [of which
2,585,220 are in Treasury at September 30,
2006 and June 30, 2006]                             74,085           74,085

Paid-in Capital                                 10,574,670       10,574,670

Retained Earnings                                5,449,343        5,441,613
                                              ------------     ------------

Totals                                          16,098,098       16,090,368
Less: Treasury Stock - At Cost                  (7,152,835)      (7,152,835)
                                              ------------     ------------

TOTAL STOCKHOLDERS' EQUITY                       8,945,263        8,937,533
                                              ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 10,034,811     $ 10,022,248
                                              ============     ============

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                       -----------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)
                                   -----------

                                            THREE MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------
                                                  2006             2005
                                                  ----             ----
                                               (unaudited)
REVENUE
Equipment                                      $ 5,008,754     $ 7,298,903
Services                                         3,362,568       3,782,956
                                               -----------     -----------

Total Revenue:                                   8,371,322      11,081,859
                                               -----------     -----------

COST OF REVENUE
Equipment                                        4,356,160       6,588,346
Services                                         2,413,839       2,628,497
                                               -----------     -----------

Total Cost of Revenue                            6,769,999       9,216,843
                                               -----------     -----------

Gross Profit                                     1,601,323       1,865,016

Selling, General and Administrative Expenses     1,615,922       1,759,246
                                               -----------     -----------

Operating Income                                   (14,599)        105,770
                                               -----------     -----------

OTHER INCOME:
Interest Income                                     22,329          13,141
Loss On Disposal of Asset                               --              --
                                               -----------     -----------

Income Before Tax Expense                            7,730         118,911

Income Tax (Benefit)                                    --          40,430
                                               -----------     -----------
Net Income                                     $     7,730     $    78,481
                                               ===========     ===========
Basic Net Income Per Common Share              $      0.00     $      0.02
                                               ===========     ===========
Diluted Net Income Per Common Share            $      0.00     $      0.02
                                               ===========     ===========


Weighted Average Common Shares
Outstanding - Basic                              4,823,304       4,823,304
                                               ===========     ===========


Weighted Average Common Shares
Outstanding - Diluted                            4,913,328       4,936,033
                                               ===========     ===========


See Notes to Consolidated Financial Statements.

                      TRANSNET CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   -----------

                                             THREE MONTHS ENDED SEPTEMBER 30,
                                             --------------------------------
                                                   2006            2005
                                                   ----            ----
OPERATING ACTIVITIES:
Net Income                                     $     7,730     $    78,481
                                               -----------     -----------
Adjustments to Reconcile Net Income to
  Net Cash:
Depreciation and Amortization                       51,258          60,135
Provision for Doubtful Accounts                     15,000          15,000
Deferred Tax Benefit                                    --          46,509
Inventory Reserve Adjustment                        12,000          12,000

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable                             (1,960,181)     (3,690,281)
Inventory                                          723,601        (936,216)
Other Current Assets                               (67,298)        (83,030)
Other Assets                                          (860)         (1,143)

Increase (Decrease) in:
Accounts Payable and Accrued Expenses              340,490       1,119,400
Income Tax Payable                                  (6,992)             --
                                               -----------     -----------

Total Adjustments                              $  (892,982)    $(3,457,626)
                                               -----------     -----------

NET CASH - OPERATING ACTIVITIES - FORWARD      $  (885,252)    $(3,379,145)
                                               -----------     -----------

INVESTING ACTIVITIES:
Capital Expenditures                           $    (3,046)    $    (2,424)
                                               -----------     -----------

NET CASE - INVESTING ACTIVITIES                $    (3,046)    $    (2,424)
                                               -----------     -----------

FINANCING ACTIVITIES -
Floor Plan Payable - Net                       $  (328,664)    $  (522,512)
                                               -----------     -----------

NET CASH - FINANCING ACTIVITIES                $  (328,664)    $  (522,512)
                                               -----------     -----------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                             $(1,216,962)    $(3,904,081)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIODS                                   $ 4,034,495     $ 5,752,404
                                               -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIODS    $ 2,817,533     $ 1,848,323
                                               -----------     -----------

Supplemental Disclosures of Cash Flow
  Information:
Cash paid during the period for:
Interest                                       $         0     $         0
Income Taxes                                   $         0     $         0

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

       (d) Earnings Per Share: Earnings per common share - basic are based on 4,823,304 weighted shares outstanding for the three months ended September 30, 2006 and 2005, respectively. Diluted are based on 4,913,328 and 4,936,033 weighted shares outstanding for the three months ended September 30, 2006 and 2005, respectively.

       (e) In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting only of normal recurring adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented.

       (f) These statements should be read in conjunction with the summary of significant accounting policies and notes contained in the Corporation's annual report on Form 10-K for the year ended June 30, 2006.

       (g) The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire year.

       (h) New Accounting Pronouncements:

                  In December 2004, the FASB issued SFAS No. 123R (Revised 2005) "Share-Based Payment." The statement requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instrument issued. The statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company has adopted the requirements contained in this statement, the effects of which are reflected in the financial statements for this quarter. The Company was required to adopt SFAS 123 (R) as of July 1, 2006.

                  In March 2005, the FASB issued Interpretation No. 47 (FIN 47) "Accounting for Conditional Asset Retirement Obligations," which refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. A liability must be recognized for such an obligation (e.g. major clean-up costs under a leasehold) when incurred if the liability's fair value can reasonably be estimated. The adoption of this statement is required for fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material impact on the consolidated financial statements of the Company.

                  In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections". This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Adoption of this statement is required for fiscal years starting after December 15, 2005. The Company has adopted the requirements contained in this statement, the effects of which are reflected in the financial statements. The adoption of this statement is not expected to have a material impact on the consolidated financial statements of the Company.

                  In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments (as amended)". This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of liabilities, and, resolves issues addressed in Statement No. 133 Implementation Issue No. D1, "Application of Statement No. 133 to Beneficial Interests in Securitized Financial Assets". This Statement requires the evaluation of interest securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This Statement clarifies that embedded derivatives do not include concentrations of credit risk in the form subordination and further clarifies the accounting for interest-only and principal-only strips. This statement also eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Lastly, this statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. The adoption of this Statement is effective for financial statements with fiscal years beginning or after September 15, 2006, or for all financial instruments acquired or issued beginning on or after September 15, 2006. The adoption of this statement is not expected to have a material impact on the consolidated financial statements of the Company.

                  In March, 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets-An Amendment of FASB Statement No. 140". This Statement amends FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires the recognition of a servicing asset or liability initially measured at fair value, for every obligation incurred for contracts to service financial assets in certain sales-type transfers, qualifying special purpose entity transfers, or in certain acquisitions that do not relate to the financial servicer or its consolidated affiliates. This Statement permits the choice of either the amortization method or the fair value method for each class of separately recognized servicing assets and servicing liabilities, and, requires separate disclosure at fair value in the statement of financial position. The adoption of this Statement is effective for financial statements beginning with fiscal years on or after September 15, 2006. The adoption of this statement is not expected to have a material impact on the consolidated financial statements of the Company.

                  In June, 2006, the FASB issued FIN No. 48, "Accounting For Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 Accounting For Income Taxes". This interpretation requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure and transition. This interpretation requires the evaluation of whether the technical merits of a tax position is more likely or not to be sustained upon examination, including the resolution of any related appeals or litigation. The Statement requires the measurement of the largest amount of benefit that is greater than a 50% likelihood of being realized upon final settlement, presuming the position will be examined by the appropriate taxing authority with the benefit of full knowledge and relevant information. The adoption of this interpretation is effective for fiscal years beginning after December 15, 2006.

                  In September, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value as 'exit prices' NOT 'entry prices' in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements for the purpose of promoting consistency and simplification of the existing codification of accounting principles. To eliminate differences in practice and reduce complexity in the application of GAAP, the Statement emphasizes that fair value is a market-based measurement, not an entity specific measurement and should be determined based on the assumptions that market participants would use in pricing the asset or liability. This statement establishes a fair value hierarchy that distinguishes between observable and unobservable inputs and clarifies the need for adjustments to fair value based on nonperformance, and other market risk assessment criteria, certain asset or event restrictions, and trading blockage. The adoption of this Statement is effective for financial statements beginning with fiscal years on or after September 15, 2007, including interim financial statements within that fiscal year.

                  In October, 2006, the FASB issued SFAS No.158, "Employers' Accounting for Defined Benefit Pension and other Postretirement Plans-An amendment of FASB Statements No. 87, 88, 106 and 132(R)". This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan, other than a multiemployer plan, as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through the comprehensive income of a business entity. This statement requires the measurement and recognition of the difference between plan assets at fair value and the benefit obligation, as of the date of the employer's fiscal year-end statement of financial position. This statement also requires additional disclosure in the footnotes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. Employers who have issued outstanding publicly traded equity securities are required to adopt this Statement by initially recognizing the funded status of a defined benefit postretirement plan including the required footnote disclosures as of the end of the fiscal year ending after December 15, 2006.

       (i) At September 30, 2006, the Corporation had a stock-based employee compensation plan. The Corporation accounts for the plan under the measurement principals of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise equal to the market value of the underlying common stock on the date of grant. The following tables illustrate the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123 to stock based employee compensation.


                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                               ------------------------------
                                                 2 0 0 6             2 0 0 5
                                                 -------             -------

NET INCOME:
   As Reported                                 $     7,730        $    78,481

DEDUCT:
   Stock Based Employee Compensation Expense
   Determined under the Fair Value
     Based Method - Net of Tax                           0                  0
                                               -----------        -----------

   PRO FORMA NET INCOME                        $     7,730        $    78,481
                                               -----------        -----------

BASIC  EARNINGS PER SHARE:
   As Reported                                 $      0.00        $      0.02
   Pro-Forma                                   $      0.00        $      0.02

DILUTED [LOSS] EARNINGS PER SHARE:
   As Reported                                 $      0.00        $      0.02
   Pro-Forma                                   $      0.00        $      0.02



(2.) INCOME TAXES
       The Corporation has a deferred tax benefit of $133,941 and a deferred tax liability of $47,470 based upon temporary timing differences including inventory capitalization, allowance for doubtful accounts, vacation pay accruals and depreciation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Revenues and earnings decreased in the quarter ended September 30, 2006 as compared to the same quarter in the prior year, primarily due to an decrease in equipment sales, primarily in the governmental and educational markets. Revenues for the quarter ended September 30, 2006 were $8,371,322, a decrease from $11,081,859 for the quarter ended September 30, 2005. Service revenues (technical support, repair and maintenance, network integration and training) for the first quarter of fiscal 2007 decreased slightly as compared to the same period in fiscal 2006 as a result of decreased demand for certain of the Corporation's legacy technical services and in conjunction with the re. For the quarter ended September 30, 2006, the Corporation reported net income of $7,730 as compared with net income of $78,481 for the corresponding period in 2005.

As stated above, revenues declined in the first quarter of fiscal 2007 as compared to the same quarter in fiscal 2006, in large part due to the slowdown in purchases from state and municipal entities, and educational clients within New Jersey. The reduction encompassed both hardware sales and service revenues. The reduction in service revenues was also impacted by the reduced demand from a past major customer, as discussed below. During the September 2006 quarter, profit margins on equipment sales increased to 13% from 10% in the comparable 2005 quarter, as a result of the increased volume of sales of VoIP related equipment, which carry higher profit margins. Gross profit margins on service revenues decreased to 28% in the September 2006 quarter from 31% in the comparable 2005 quarter as a result of the slowdown and the resulting decrease in engineering utilization time. Management believes that the gross margins on service revenues will increase in conjunction with increased utilization rates.

During the September 2006 quarter, the Corporation initiated new projects and continued work on existing awards for IPC products and services. The performance of these projects will extend over several quarters. Management notes that some of these projects have been affected by construction delays beyond the Corporation's control, and these delays have resulted in some order backlogs. None of these delays have had any significant impact upon the operations of the Corporation. During the 2006 and 2005 quarters, the Corporation's clients continued to be conservative in their IT budgetary spending.

With respect to selling, general and administrative expenses, expenses for the September 2006 quarter increased to 19% of revenues, as compared to approximately 16% of revenues for the September 2005. The increase in this percentage was the result of the reduction in revenues, noting that the actual amount of expenses decreased. Management notes that these expenses include salaries of highly skilled technical personnel, including engineering staff, related to the sale and service of convergence of voice, video, and data networks in the IPC marketplace. Management continues its efforts to control and reduce administrative and personnel related costs.

Management continues its concentration on sales of sophisticated network and system integration products which yield higher profit margins, and continues adherence to and implementation of cost control measures. To maximize profit margins, management consistently works to obtain the best discounts available to it on hardware purchases from its distributors. Management also utilizes new trends such as manufacturers' direct shipment and billing of the customers in exchange for payment to the Corporation of an "agency fee" as a means to reduce equipment related costs while increasing profits. Management believes that this approach, although it may impact revenues, insulates the corporation from challenges which may accompany sudden price decreases, hardware obsolescence and delays in the collection of receivables. These sales supplement sales through traditional channels, and are not a material source of revenue.

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

As part of the industry competition pressures discussed herein, management continues to see erosion in certain legacy business related to Fortune 500 customers as those customers enter into and/or expand business relationships with large global partners. As part of this erosion, during fiscal 2006, the Corporation's largest customer through fiscal 2005, a Fortune 500 company, signed an agreement with a global support organization that encompassed some lower margin work previously awarded to TransNet. While the Corporation still has a presence at this client's locations, the amount of business from this client was materially reduced. Although management believes that projects performed during 2006 and fiscal 2007 to date replaced much of the reduced business, and believes its focus on higher margin services related to VoIP/IP Telephony and security will lead to continued growth and opportunities that will help compensate for this reduction, no assurances can be given that the Corporation will be able to replace the loss of a significant amount of legacy business from this sector of its customer base, should that occur, or that operations will not be adversely effected. In this regard, in addition to orders and awards already received, indications of interest have been received by existing and prospective clients with respect to VoIP/IP products and services and security technology, areas which management has targeted as growth areas for the Corporation. Although requests for quotations have increased in the past few months and management is cautiously optimistic, assurances cannot be given that all quotations will produce orders.

During the periods discussed, the IT industry as a whole was impacted by a significant slowdown in client spending. Clients have begun to scrutinize their IT spending and the related returns on investments before incurring new expenses. Management believes that future spending will be subject to specific criteria, but also believes that as single source provider, the Corporation will be in a better position to satisfy client demands for cost-effectiveness and a suitable return on investment. Service related revenues, a material segment of revenues, are significant in their contributions to net income because these operations yield a higher profit margin than equipment sales. For the fiscal quarters discussed, revenue from the provision of service, support, outsourcing and network integration was largely attributable to the Corporation's service contracts with a number of corporate customers to provide service and support for the customer's personal computers, peripherals and networks. Most of these contracts are short-term, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

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

The Corporation currently finances a portion of its accounts receivable and finances purchases of portions of its inventory through floor-planning arrangements under which such inventory secures the amount outstanding. Floor planning payables decreased in the 2006 period compared to the same period in 2005 as the result of purchases conducted through other channels, including direct from suppliers and manufacturers. Inventory decreased in the quarter ended September 30, 2006 as compared to the corresponding period in 2005 as a result of reduced sales at the end of the quarter.

Accounts receivable decreased for the quarter ended September 30, 2006 as compared to the same period in 2005 as a result of the decreased level of sales. Cash levels increased in the three months ended September 30, 2006 as compared to the same period in 2005, as lower amounts of funds were used to finance hardware sales. Accounts payable decreased in the first quarter of fiscal 2007 as compared to the same quarter in fiscal 2006 as a direct result of the decrease in inventory at the end of the quarter.

Management continues its efforts to control administrative and personnel related costs.

Interest income, not a material source of income, increased in the September 2006 quarter as compared to 2005 primarily due to higher rates of return on invested funds.


IMPACT OF INFLATION

The effects of inflation on our operations were not significant during the periods presented.

CONTRACTUAL OBLIGATIONS

                                                Less than            1-3            4-5       More than
Contractual Obligations            Total         One Year          Years          Years         5 Years
-----------------------            -----         --------          -----          -----         -------

Real Estate Lease                $819,756        $139,204         $371,210       $309,342             --

Office Equipment                 $  4,161        $  4,161               --             --             --



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

Revenue Recognition
-------------------
Revenues related to our equipment sales are recognized when evidence of an arrangement exists, delivery of equipment has occurred, the sales price of the equipment being sold to our customers is both fixed and determinable and collectability of the accounts receivable related to the equipment sale is reasonably assured in accordance with SEC Staff Accounting Bulletin No. 104 Topic 13.

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

Valuation of Deferred Tax Assets
--------------------------------
At September 30, 2006, we have a valuation allowance of approximately $1,334,998 primarily to reduce our net operating loss carryforwards of $3,425,000 to an amount that will more likely than not be realized. These net operating loss carryforwards have varying carryforward periods and restrictions on usage. The estimation of future taxable income and our resulting ability to utilize net operating loss and tax credit carryforwards can significantly change based on future events, including our determinations as to the feasibility of certain tax planning strategies. Thus, recorded valuation allowances may be subject to material future changes.

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

ITEM 4.  CONTROL AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Corporation have concluded, based on their evaluation as of September 30, 2006, that the Corporation's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

                                     PART II
                                OTHER INFORMATION
                                -----------------

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         A. Exhibits -
             31.1 Certification required by Section 302
             31.2 Certification required by Section 302
             32   Certification required by Section 906

         B. Reports on Form 8-K -
              On September 28, 2006, TransNet Corporation filed a Form 8-K under
                Item 7.

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

                                    TRANSNET CORPORATION
                                    (Registrant)


                                    /s/ Steven J. Wilk
                                    --------------------------------------
                                    Steven J. Wilk, President and
                                    Chief Executive Officer


                                    /s/ John J. Wilk
                                    --------------------------------------
                                    John J. Wilk,
                                    Principal Financial and Accounting Officer
                                    and Chairman of the Board of Directors



DATE:  November 14, 2006