Form 10-Q
period 2006-12-31
TRANSNET CORP
filed 2007-02-14
CIK 99313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006
                               -----------------

                                       Or

 []   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -----------------

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

                                                            Yes         No   X
                                                                -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 2, 2007: 4,823,304.

                              TRANSNET CORPORATION
                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                       PAGE NO.
PART I.  FINANCIAL INFORMATION

         Consolidated Balance Sheets
                  December 31, 2006 (unaudited) and June 30, 2006         1


         Consolidated Statements of Operations (unaudited)
                  Three Months Ended December 31, 2006 and 2005           2
                  Six Months Ended December 31, 2006 and 2005             3


         Consolidated Statements of Cash Flows (unaudited)
                  Six Months Ended December 31, 2006 and 2005             4


         Notes to Consolidated Financial Statements                       5


     Item 2.  Management's Discussion and Analysis                        9


     Item 4.  Controls and Procedures                                    13


PART II.  OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K                           14

     Signatures                                                          14
     Certifications                                                      15


                                       i.

                       TRANSNET CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                               December 31,              June 30,
                                                                                                   2006                    2006
                                                                                               ------------            ------------
                                                                                               (unaudited)
ASSETS:
CURRENT ASSETS
Cash and Cash Equivalents                                                                      $  1,702,113            $  4,034,495
Accounts Receivable - Net                                                                         6,498,490               3,438,526
Inventories                                                                                         943,011               1,501,695
Other Current Assets                                                                                127,907                  70,013
Deferred Tax Asset                                                                                  209,755                 133,941
                                                                                               ------------            ------------

TOTAL CURRENT ASSETS                                                                           $  9,481,276            $  9,178,670


PROPERTY AND EQUIPMENT - NET                                                                        503,122                 563,543


OTHER ASSETS                                                                                        281,375                 280,035
                                                                                               ------------            ------------

TOTAL ASSETS                                                                                   $ 10,265,773            $ 10,022,248
                                                                                               ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts Payable                                                                               $    522,043            $     89,465
Accrued Expenses                                                                                    332,460                 316,662
Income Taxes Payable                                                                                  4,241                   9,611
Floor Plan Payable                                                                                  625,528                 621,507
                                                                                               ------------            ------------

TOTAL CURRENT LIABILITIES                                                                      $  1,484,272            $  1,037,245


DEFERRED TAX LIABILITY                                                                               18,500                  47,470

COMMITMENT AND CONTINGENCIES                                                                             --                      --

STOCKHOLDERS' EQUITY:
Capital Stock - Common, $.01 Par Value,
Authorized 15,000,000 Shares; Issued 7,408,524
at December 31, 2006 and June 30, 2006
[of which 2,585,220 are in Treasury at December
31, 2006 and June 30, 2006]                                                                          74,085                  74,085


Paid-in Capital                                                                                  10,574,670              10,574,670


Retained Earnings                                                                                 5,267,081               5,441,613
                                                                                               ------------            ------------


Totals                                                                                           15,915,836              16,090,368
Less: Treasury Stock - At Cost                                                                   (7,152,835)             (7,152,835)
                                                                                               ------------            ------------


TOTAL STOCKHOLDERS' EQUITY                                                                        8,763,001               8,937,533
                                                                                               ------------            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $ 10,265,773            $ 10,022,248
                                                                                               ============            ============

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                              THREE MONTHS ENDED DECEMBER 31,
                                                                                              -------------------------------
                                                                                                2006                    2005
                                                                                                ----                    ----
REVENUE
Equipment                                                                                    $ 4,664,629            $ 4,678,762
Services                                                                                       3,115,679              3,825,272
                                                                                             -----------            -----------

Total Revenue:                                                                                 7,780,308              8,504,034
                                                                                             -----------            -----------

COST OF REVENUE
Equipment
                                                                                               4,186,688              4,038,585
Services
                                                                                               2,430,650              2,712,432

Total Cost of Revenue
                                                                                               6,617,338              6,751,017
                                                                                             -----------            -----------

Gross Profit
                                                                                               1,162,970              1,753,017

Selling, General and Administrative Expenses
                                                                                               1,473,880              1,679,697
                                                                                             -----------            -----------

Operating (Loss)  Income
                                                                                                (310,910)                73,320
                                                                                             -----------            -----------

Interest Income
                                                                                                  23,864                  7,139
                                                                                             -----------            -----------

Income (Loss) Before Tax Expense
                                                                                                (287,046)                80,459

Income Tax (Benefit)
                                                                                                (104,784)                28,161
                                                                                             -----------            -----------

Net (Loss)  Income                                                                           $  (182,262)           $    52,298
                                                                                             ===========            ===========

Basic Net Income (Loss)  Per Common Share                                                    $     (0.04)           $      0.01
                                                                                             ===========            ===========

Diluted Net Income (Loss) Per Common Share                                                   $     (0.04)           $      0.01
                                                                                             ===========            ===========

Weighted Average Common Shares Outstanding - Basic
                                                                                               4,823,304              4,823,304
                                                                                             ===========            ===========

Weighted Average Common Shares Outstanding - Diluted
                                                                                               4,823,304              4,916,505
                                                                                             ===========            ===========

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                               SIX MONTHS ENDED DECEMBER 31,
                                                                                               -----------------------------
                                                                                               2006                     2005
                                                                                               ----                     ----
REVENUE
Equipment                                                                                   $  9,673,383            $ 11,977,665
Services                                                                                       6,478,247               7,608,229
                                                                                            ------------            ------------

Total Revenue:                                                                                16,151,630              19,585,894
                                                                                            ------------            ------------

COST OF REVENUE
Equipment                                                                                      8,542,848              10,491,931
Services                                                                                       4,844,489               5,475,929

Total Cost of Revenue                                                                         13,387,337              15,967,860
                                                                                            ------------            ------------

Gross Profit                                                                                   2,764,293               3,618,034

Selling, General and Administrative Expenses                                                   3,089,802               3,438,942
                                                                                            ------------            ------------

Operating (Loss) Income
                                                                                                (325,509)                179,092
                                                                                            ------------            ------------

Interest Income
                                                                                                  46,193                  20,280
                                                                                            ------------            ------------

(Loss) Income Before Tax Expense
                                                                                                (279,316)                199,372

Provision for Income Tax (Benefit)
                                                                                                (104,784)                 68,591
                                                                                            ------------            ------------

Net (Loss) Income                                                                           $   (174,532)           $    130,781
                                                                                            ============            ============

Basic Net Income Per Common Share                                                           $      (0.04)           $       0.03
                                                                                            ============            ============

Diluted Net Income Per Common Share                                                         $      (0.04)           $       0.03
                                                                                            ============            ============

Weighted Average Common Shares Outstanding - Basic
                                                                                               4,823,304               4,823,304
                                                                                            ============            ============

Weighted Average Common Shares Outstanding - Diluted
                                                                                               4,823,304               4,925,992
                                                                                            ============            ============

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             SIX MONTHS ENDED DECEMBER 31,
                                                                                             -----------------------------
                                                                                             2006                     2005
                                                                                             ----                     ----
OPERATING ACTIVITIES:
Net (Loss) Income                                                                         $  (174,532)            $   130,781
                                                                                          -----------             -----------
Adjustments to Reconcile Net Income
    to Net Cash:
Depreciation and Amortization                                                                 102,630                 120,316
Provision for Doubtful Accounts                                                               (70,000)                 30,000
Deferred Income Taxes                                                                        (104,784)                 74,670

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable                                                                        (2,989,964)             (1,303,514)
Inventory                                                                                     558,684              (2,314,480)
Other Current Assets                                                                          (57,894)               (100,408)
Other Assets                                                                                   (1,839)                 (2,122)

Increase (Decrease) in:
Accounts Payable and Accrued Expenses                                                         448,374               1,198,118
Income Tax Payable                                                                             (5,370)                     --
                                                                                          -----------             -----------

Total Adjustments                                                                         $(2,120,163)            $(2,297,420)
                                                                                          -----------             -----------

NET CASH - OPERATING ACTIVITIES - FORWARD                                                 $(2,294,695)            $(2,166,639)
                                                                                          -----------             -----------

INVESTING ACTIVITIES:
Capital Expenditures                                                                      $   (41,710)            $   (46,895)
                                                                                          -----------             -----------

NET CASE - INVESTING ACTIVITIES                                                           $   (41,710)            $   (46,895)
                                                                                          -----------             -----------

FINANCING ACTIVITIES -
Floor Plan Payable - Net                                                                        4,021                (938,600)

NET (DECREASE) INCREASE IN CASH                                                           $(2,332,384)            $(3,152,134)


CASH AND CASH EQUIVALENTS AT                                                              $ 4,034,495             $ 5,752,404
BEGINNING OF PERIODS                                                                      -----------             -----------

CASH AND CASH EQUIVALENTS AT
END OF PERIODS                                                                            $ 1,702,111             $ 2,600,270
                                                                                          -----------             -----------

Supplemental Disclosures of Cash Flow
Information:

Cash paid during the period for:

Interest                                                                                           --             $        --

Income Taxes                                                                                       --             $        --

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

       (d) Earnings Per Share: Earnings per common share - basic are based on 4,823,304 weighted shares outstanding for the three months ended December 31, 2006 and 2005, and 4,823,304 weighted shares outstanding for the six months ended December 31, 2006 and 2005. Diluted are based on 4,823,304 and 4,916,505 weighted shares outstanding for the three months ended December 31, 2006 and 2005, respectively, and 4,823,304 and 4,925,992 weighted shares outstanding for the six months ended December 31, 2006 and 2005, respectively.

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

       (g) The results of operations for the three months ended December 31, 2006 are not necessarily indicative of the results to be expected for the entire year.

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

                  In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections". This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Adoption of this statement is required for fiscal years starting after December 15, 2005. The Company has adopted the requirements contained in this statement, the effects of which are reflected in the financial statements. T he adoption of this statement is not expected to have a material impact on the consolidated financial statements of the Company.

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

                  In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets- An Amendment of FASB Statement No. 140". This Statement amends FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires the recognition of a servicing asset or liability initially measured at fair value, for every obligation incurred for contracts to service financial assets in certain sales-type transfers, qualifying special purpose entity transfers, or in certain acquisitions that do not relate to the financial servicer or its consolidated affiliates. This Statement permits the choice of either the amortization method or the fair value method for each class of separately recognized servicing assets and servicing liabilities, and, requires separate disclosure at fair value in the statement of financial position. The adoption of this Statement is effective for financial statements beginning with fiscal years on or after September 15, 2006. The adoption of this statement is not expected to have a material impact on the consolidated financial statements of the Company.

                  In June 2006, the FASB issued FIN No. 48, "Accounting For Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 Accounting For Income Taxes". T his interpretation requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure and transition. This interpretation requires the evaluation of whether the technical merits of a tax position is more likely or not to be sustained upon examination, including the resolution of any related appeals or litigation. The Statement requires the measurement of the largest amount of benefit that is greater than a 50% likelihood of being realized upon final settlement, presuming the position will be examined by the appropriate taxing authority with the benefit of full knowledge and relevant information. The adoption of this interpretation is effective for fiscal years beginning after December 15, 2006.

                  In September, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value as `exit prices' NOT `entry prices' in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements for the purpose of promoting consistency and simplification of the existing codification of accounting principles. To eliminate differences in practice and reduce complexity in the application of GAAP, the Statement emphasizes that fair value is a market-based measurement, not an entity specific measurement and should be determined based on the assumptions that market participants would use in pricing the asset or liability. T his statement establishes a fair value hierarchy that distinguishes between observable and unobservable inputs and clarifies the need for adjustments to fair value based on nonperformance, and other market risk assessment criteria, certain asset or event restrictions, and trading blockage. The adoption of this Statement is effective for financial statements beginning with fiscal years on or after September 15, 2007, including interim financial statements within that fiscal year.

                  In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance regarding the methodology for quantifying and evaluating the materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Application of the guidance in SAB 108 is not expected to have a material effect on the Company's financial position, cash flows or results of operations.

                  In October, 2006, the FASB issued SFAS No.158, "Employers' Accounting for Defined Benefit Pension and other Postretirement Plans- An amendment of FASB Statements No. 87, 88, 106 and 132(R)". This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan, other than a multiemployer plan, as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through the comprehensive income of a business entity. This statement requires the measurement and recognition of the difference between plan assets at fair value and the benefit obligation, as of the date of the employer's fiscal year-end statement of financial position. This statement also requires additional disclosure in the footnotes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. Employers who have issued outstanding publicly traded equity securities are required to adopt this Statement by initially recognizing the funded status of a defined benefit postretirement plan including the required footnote disclosures as of the end of the fiscal year ending after December 15, 2006.


(2.) INCOME TAXES
       The Corporation has a deferred tax asset of $209,755 and a deferred tax liability of $18,500 based upon temporary timing differences including inventory capitalization, allowance for doubtful accounts, vacation pay accruals and depreciation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues and earnings decreased in the quarter and six-month period ended December 31, 2006 as compared to the same periods in the prior year, primarily due to a decrease in service revenues, as well as an overall slowdown in equipment sales. Revenues for the quarter ended December 31, 2006 were $7,780,308, a decrease from $8,504,034 for the quarter ended December 31, 2005. For the quarter ended December 31, 2006 the Corporation reported a net loss of $182,262 as compared with net income of $52,298 for the similar period in the prior fiscal year. Revenues for the six months ended December 31, 2006 were $16,151,630 as compared with $19,585,894 for the same period ended December 31, 2005, with a net loss of $174,532 for the six-month period ended December 31, 2006, compared with net income of $130,781 for the same period in the prior fiscal year.

During the quarter and six-month period in 2006, revenues from hardware sales and service revenues decreased due to reduced sales of equipment and services. The decreases were also due in part to continued delays in initiation of state funded educational projects. As a result of these reductions combined with factors discussed below, operations resulted in a pre-tax loss of $287,046 for the quarter ended December 31, 2006, as compared to pre-tax income of $80,459 in the same period in the prior year. For the six months ended December 31, 2006, operations resulted in a pre-tax loss of $279,316 compared to pre-tax earnings of $199,372. Further impacting the Corporation's results, the increased level of technical sophistication of projects, for example, VoIP installations, requires the Corporation to maintain a high skill level among its technical staff, with corresponding increases in salaries and related personnel expenses. These factors contributed to decreased profit margins on service revenues, and combined with the decrease in revenues, caused gross profit to decrease for the quarter and the six-month period ended December 31, 2006. Profit margins on hardware sales remained relatively constant.

During the December 2006 quarter, the Corporation initiated new projects and continued work on existing awards for IPC products and services. Certain of these projects involve installations in buildings yet to be constructed, and the construction is scheduled to take place over several quarters. The Corporation's installations in these projects remains at a fixed length of time, which typically approximates three months, regardless of when the construction reaches the degree of completion at which the Corporation begins its work at the respective site. Management notes that initiation of some of these projects has been affected by construction delays beyond the Corporation's control, and through the referenced periods, these delays have resulted in an order backlog. None of these delays have had any significant impact upon the operations of the Corporation. In addition to orders and awards already received, indications of interest have been received by existing and prospective clients with respect to IPC products and services and security technology, areas which management has targeted as growth areas for the Corporation. Although requests for quotations have increased in the past few months and management is cautiously optimistic, assurances cannot be given that all quotations will produce orders.

With respect to selling, general and administrative expenses, expenses remained relatively constant at approximately 19% of revenues for the December 2006 quarter, with slightly decreased costs, as compared to approximately 20% of revenue for the December 2005 quarter. For the six months ended December 31, 2006, selling, general and administrative costs were approximately 19% of revenue, as compared to 18% for the six month period ended December 31, 2005 as a result of the decrease in revenues. Expenses for the referenced periods reflect the Corporation's expansion of its sales staff based upon its anticipated growth, particularly in business related to the convergence of voice, video, and data networks in the IPC marketplace. Management continues its efforts to control and reduce administrative and personnel related costs.

As part of the industry competition pressures discussed herein, management continues to see certain erosion in business related to Fortune 500 customers as those customers enter into and/or expand business relationships with large global partners. Although management believes that its focus on higher margin services related to IPC and security will lead to continued growth and opportunities that will help compensate for this reduction, no assurances can be given that the Corporation will be able to replace the loss of a significant amount of business from these customers, should that occur, or that such operations will not be adversely effected. Although management believes that projects performed during 2006 and fiscal 2007 to date replaced much of the reduced business, and believes its focus on higher margin services related to VoIP/IP Telephony and security will lead to continued growth and opportunities that will help compensate for this reduction, no assurances can be given that the Corporation will be able to replace the loss of a significant amount of legacy business from this sector of its customer base, should that occur, or that operations will not be adversely effected. In this regard, in addition to orders and awards already received, indications of interest have been received by existing and prospective clients with respect to VoIP/IP products and services and security technology, areas which management has targeted as growth areas for the Corporation. Although requests for quotations have increased in the past few months and management is cautiously optimistic, assurances cannot be given that all quotations will produce orders.

Management continues its concentration on sales of sophisticated network and system integration products which typically yield higher profit margins, and continues adherence to and implementation of cost control measures. To maximize profit margins, management consistently works to obtain the best discounts available to it on hardware purchases from its distributors. Management also utilizes new trends such as manufacturers' direct shipment and billing of the customers in exchange for payment to the Corporation of an "agency fee" as a means to reduce equipment related costs while increasing profits. Management believes that this approach, although it may impact revenues, insulates the corporation from challenges which may accompany sudden price decreases, hardware obsolescence and delays collection of receivables. These sales supplement sales through traditional channels, and are not a material source of revenue.

The computer industry continues to experience decreasing prices of computers and related equipment. Management believes that this will continue, but hopes to offset these decreases by expansion of its IPC sales. Industry wide, the result of price erosion has been lower profit margins on sales, which require businesses to sell a greater volume of equipment to maintain past earning levels. Another result of the price decreases has been intensified competition within the industry, including the consolidation of businesses through merger or acquisition, the initiation of sales by many manufacturers directly to the end-user, and the entrance of manufacturers into technical services business. Management believes that the adoption of policies by many larger corporate customers, which limit the number of vendors permitted to provide goods and services for specified periods of time, has further increased price competition.

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

The Corporation currently finances a portion of its accounts receivable and finances purchases of portions of its inventory through floor-planning arrangements under which such inventory secures the amount outstanding. Floor planning payables decreased in the 2006 period compared to the same period in 2005 as the result of purchases conducted through other channels. Inventory decreased in the quarter and six months ended December 31, 2006 as compared to the corresponding periods in 2005 as a result of reduced sales.

Accounts receivable increased for the quarter and six months ended December 31, 2006 as compared to the same periods in 2005 as a result of billing for orders completed at the end of the December 2006 quarter. Corresponding with the increased accounts receivables, cash levels decreased in the three and six months ended December 31, 2006 as compared to the same periods in 2005, as funds were used to finance hardware sales, inventory, and certain project related services required to fulfill customer orders. Accounts payable increased in the December 2006 period as compared to the same period in 2005 as a direct result of the increase in inventory at the end of the quarter.

Management continues its efforts to control administrative and personnel related costs.

Interest income, not a material source of income, increased in both the quarter and six months ended December 31, 2006 as compared to the same periods in 2005, due to more favorable interest rates.

For the fiscal quarter and six months ended December 31, 2006, as in the similar periods in the prior year, the internal resources of the Corporation were sufficient to enable the Corporation to meet its obligations.

IMPACT OF INFLATION

The effects of inflation on our operations were not significant during the periods presented.


CONTRACTUAL OBLIGATIONS

Contractual Obligations    Total   Less than       1-3        3-5   More than
-----------------------    -----   One Year      Years      Years     5 Years
                                   --------      -----      -----     -------

Real Estate Lease       $773,355    $92,803   $375,077   $305,475          --

Office Equipment          $2,772     $2,772         --         --          --


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

VALUATION OF DEFERRED TAX ASSETS
At December 31, 2006, we have a valuation allowance of approximately $1,370,000 primarily to reduce our deferred tax asset, which is based on a net operating loss carry forwards of $3,700,000 to an amount that will more likely than not be realized. These net operating loss carry forwards have varying carry forward periods and restrictions on usage. The estimation of future taxable income and our resulting ability to utilize net operating loss and tax credit carry forwards can significantly change based on future events, including our determinations as to the feasibility of certain tax planning strategies. Thus, recorded valuation allowances may be subject to material future changes.

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







ITEM 4.  CONTROL AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Corporation have concluded, based on their evaluation as of December 31, 2006, that the Corporation's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

                                     PART II
                                OTHER INFORMATION



ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         A. Exhibits -
             31.1 Certification required by Section 302
             31.2 Certification required by Section 302
             32 Certification required by Section 906

         B. Reports on Form 8-K -
              On November 14, 2006, TransNet Corporation filed a Form 8-K under
              Item 7.01.



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



DATE:  February 13, 2007