Form 10-Q
period 2007-03-31
TRANSNET CORP
filed 2007-05-15
CIK 99313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2007
                               --------------

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
                                                            ------------

________________________________________________________________________________
Former name, former address and former fiscal year, if changed since last Report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes    X     No ___
                                                              ----

         Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Exchange Act)

                                                         Yes ___   No  X
                                                                     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 3, 2007: 4,823,304.

                              TRANSNET CORPORATION
                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                                                    PAGE NO.
                                                                                                    --------
PART I.  FINANCIAL INFORMATION
-------  ----------------------

         Consolidated Balance Sheets
                  March 31, 2007 (unaudited) and June 30, 2006                                         1


         Consolidated Statements of Operations (unaudited)
                  Three Months Ended March 31, 2007 and 2006                                           2
                  Nine Months Ended March 31, 2007 and 2006                                            3


         Consolidated Statements of Cash Flows (unaudited)
                  Nine Months Ended March 31, 2007 and 2006                                            4


         Notes to Consolidated Financial Statements                                                    5


     Item 2.  Management's Discussion and Analysis                                                    10


     Item 4.  Controls and Procedures                                                                 14


PART II.  OTHER INFORMATION
-------   -----------------

     Item 4.  Submission of Matters to a Vote of Shareholders                                         15

     Item 6.  Exhibits and Reports on Form 8-K                                                        15

     Signatures                                                                                       15
     Certifications                                                                                   16




                                       i.

                       TRANSNET CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                               March 31,             June 30,
                                                                                                 2007                  2006
                                                                                           ----------------       ----------------
                                                                                              (unaudited)
ASSETS:
CURRENT ASSETS
Cash and Cash Equivalents                                                                   $  2,206,435           $  4,034,495
Accounts Receivable - Net                                                                      6,905,200              3,438,526
Inventories                                                                                      614,667              1,501,695
Other Current Assets                                                                             176,061                 70,013
Deferred Tax Asset                                                                               210,293                133,941
                                                                                            ------------           ------------

TOTAL CURRENT ASSETS                                                                        $ 10,112,656           $  9,178,670

PROPERTY AND EQUIPMENT - NET                                                                     489,581                563,543

OTHER ASSETS                                                                                     282,106                280,035
                                                                                            ------------           ------------

TOTAL ASSETS                                                                                $ 10,884,343           $ 10,022,248
                                                                                            ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts Payable                                                                            $    656,557           $     89,465
Accrued Expenses                                                                               1,022,293                316,662
Income Taxes Payable                                                                               1,603                  9,611
Floor Plan Payable                                                                               986,655                621,507
                                                                                            ------------           ------------

TOTAL CURRENT LIABILITIES                                                                   $  2,667,108           $  1,037,245

DEFERRED TAX LIABILITY                                                                            18,500                 47,470

COMMITMENT AND CONTINGENCIES                                                                          --                     --

STOCKHOLDERS' EQUITY:
Capital Stock - Common, $.01 Par Value, Authorized 15,000,000 Shares;
Issued 7,408,524 at March 31, 2007 and June 30, 2006
[of which 2,585,220 are in Treasury at March 31, 2007 and June 30, 2006]                           74,085                 74,085

Paid-in Capital                                                                               10,574,670             10,574,670

Retained Earnings                                                                              4,702,815              5,441,613
                                                                                            ------------           ------------

Totals                                                                                        15,351,570             16,090,368
Less: Treasury Stock - At Cost                                                                (7,152,835)            (7,152,835)
                                                                                            ------------           ------------

TOTAL STOCKHOLDERS' EQUITY                                                                     8,198,735              8,937,533
                                                                                            ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $ 10,884,343           $ 10,022,248
                                                                                            ============           ============

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                       ----------------------------
                                                                                       2007                       2006
                                                                                       ----                       ----

REVENUE
Equipment                                                                           $ 4,007,882                $ 4,304,840
Services                                                                              2,723,960                  4,038,218
                                                                                    -----------                -----------

Total Revenue:                                                                        6,731,842                  8,343,058
                                                                                    -----------                -----------

COST OF REVENUE
Equipment                                                                             3,461,704                  3,788,689
Services                                                                              2,310,410                  2,787,221

Total Cost of Revenue                                                                 5,772,114                  6,575,910
                                                                                    -----------                -----------

Gross Profit                                                                            959,728                  1,767,148

Selling, General and Administrative Expenses                                          1,541,809                  1,751,862
                                                                                    -----------                -----------

Operating (Loss) Income                                                                (582,081)                    15,286
                                                                                    -----------                -----------

Interest Income                                                                          17,227                     12,595
                                                                                    -----------                -----------

Income (Loss) Before Tax Expense                                                       (564,804)                    27,881

Income Tax (Benefit)                                                                       (538)                        --
                                                                                    -----------                -----------

Net (Loss) Income                                                                   $  (564,266)               $    27,881
                                                                                    ===========                ===========

Basic Net Income (Loss)  Per Common Share                                           $     (0.12)               $      0.01
                                                                                    ===========                ===========

Diluted Net Income (Loss)  Per Common Share                                         $     (0.12)               $      0.01
                                                                                    ===========                ===========

Weighted Average Common Shares Outstanding - Basic                                    4,823,304                  4,823,304
                                                                                    ===========                ===========

Weighted Average Common Shares Outstanding - Diluted                                  4,823,304                  4,925,992
                                                                                    ===========                ===========


See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                             NINE MONTHS ENDED MARCH 31,
                                                                                             ---------------------------
                                                                                      2007                        2006
                                                                                      ----                        ----

REVENUE
Equipment                                                                         $ 13,681,265                $ 16,282,505
Services                                                                             9,202,207                  11,646,447
                                                                                  ------------                ------------

Total Revenue:                                                                      22,883,472                  27,928,952
                                                                                  ------------                ------------

COST OF REVENUE
Equipment                                                                           12,004,552                  14,415,618
Services                                                                             7,154,899                   8,128,151

Total Cost of Revenue                                                               19,159,451                  22,543,769
                                                                                  ------------                ------------

Gross Profit                                                                         3,724,021                   5,385,183

Selling, General and Administrative Expenses                                         4,631,611                   5,190,806
                                                                                  ------------                ------------

Operating Income (Loss)                                                               (907,590)                    194,377
                                                                                  ------------                ------------

Interest Income                                                                         63,470                      32,875
                                                                                  ------------                ------------

Income (Loss)  Before Tax Expense                                                     (844,120)                    227,252


Provision for Income Tax (Benefit)                                                    (105,322)                     55,471
                                                                                  ------------                ------------

Net Income (Loss)                                                                 $   (738,798)               $    171,781
                                                                                  ============                ============

Basic Net Income (Loss) Per Common Share                                          $      (0.15)               $       0.04
                                                                                  ============                ============

Diluted Net Income (Loss) Per Common Share                                        $      (0.15)               $       0.03
                                                                                  ============                ============

Weighted Average Common Shares Outstanding - Basic                                   4,823,304                   4,823,304
                                                                                  ============                ============

Weighted Average Common Shares Outstanding - Diluted                                 4,823,304                   4,925,992
                                                                                  ============                ============


See Notes to Consolidated Financial Statements.

                      TRANSNET CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             NINE MONTHS ENDED MARCH 31,
                                                                                             ---------------------------
                                                                                         2007                       2006
                                                                                         ----                       ----

OPERATING ACTIVITIES:
Net Income (Loss)                                                                     $  (738,798)               $   171,781
                                                                                      -----------                -----------
Adjustments to Reconcile Net Income
to Net Cash:

Depreciation and Amortization                                                             154,968                    180,769
Provision for Doubtful Accounts                                                           (55,000)                    33,977
Deferred Income Taxes                                                                     (84,127)                    74,670

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable                                                                    (3,411,674)                (1,214,217)
Inventory                                                                                 887,028                 (1,344,601)
Other Current Assets                                                                     (106,048)                   (93,635)
Other Assets                                                                               (2,818)                    (3,102)

Increase (Decrease) in:
Accounts Payable and Accrued Expenses                                                   1,272,723                   (235,098)
Income Tax Payable                                                                        (29,203)                   (12,902)
                                                                                      -----------                -----------

Total Adjustments                                                                     $(1,374,151)               $(2,614,139)
                                                                                      -----------                -----------

NET CASH - OPERATING ACTIVITIES - FORWARD                                             $(2,112,949)                (2,442,358)
                                                                                      -----------                -----------

INVESTING ACTIVITIES:
Capital Expenditures                                                                  $   (80,259)               $   (84,630)
                                                                                      -----------                -----------


NET CASH - INVESTING ACTIVITIES                                                       $   (80,259)               $   (84,630)
                                                                                      -----------                -----------

FINANCING ACTIVITIES -
Floor Plan Payable - Net                                                              $   365,148                $  (676,201)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  $(1,828,060)               $(3,203,189)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS                                     $ 4,034,495                  5,752,404
                                                                                      -----------                -----------

CASH AND CASH EQUIVALENTS AT END OF PERIODS                                             2,206,435                $ 2,549,215
                                                                                      -----------                -----------

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest                                                                              $        --                $        --
Income Taxes                                                                          $        --                $        --

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

       (d) Revenue Recognition: Revenues related to our equipment sales are recognized when evidence of an arrangement exists, delivery of equipment has occurred, the sales price of the equipment being sold to our customers is both fixed and determinable and collectability of the accounts receivable related to the equipment sale is reasonably assured in accordance with SEC Staff Accounting Bulletin No. 104 Topic 13.

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

       (e) Earnings Per Share: Earnings per common share - basic are based on 4,823,304 weighted shares outstanding for the three months ended March 31, 2007 and 2006, and 4,823,304 weighted shares outstanding for the nine months ended March 31, 2007 and 2006. Diluted are based on 4,823,304 weighted shares outstanding for the three months ended March 31, 2007 and 2006, respectively, and 4,823,304 and 4,925,992 weighted shares outstanding for the nine months ended March 31, 2007 and 2006, respectively.

       (f) In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting only of normal recurring adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented.

       (g) These statements should be read in conjunction with the summary of significant accounting policies and notes contained in the Corporation's annual report on Form 10-K for the year ended June 30, 2006.

       (h) The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire year.

       (i) New Accounting Pronouncements:

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

         (h) At March 31, 2007, the Corporation had a stock-based employee compensation plan. The Corporation accounts for the plan under the measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise equal to the market value of the underlying common stock on the date of grant. The following tables illustrate the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123 to stock based employee compensation.

                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                   -------------------
                                                                                                         2006
                                                                                                         ----
                              NET INCOME [LOSS]:
                                 As Reported                                                           $ 27,881

                                   DEDUCT:

                  Stock Based Employee Compensation Expense
          Determined under the Fair Value Based Method - Net of Tax                                          --
                                                                             ---                       --------

                         PRO FORMA NET INCOME [LOSS]                                                     27,881
                                                                             ---                       --------

                          BASIC EARNINGS PER SHARE:
                                 As Reported                                                            $ 0.01
                                  Pro-Forma                                                             $ 0.01

                         DILUTED EARNINGS PER SHARE:
                                 As Reported                                                            $ 0.01
                                  Pro-Forma                                                             $ 0.01





                                                                                           NINE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                           -----------------
                                                                                                         2006
                                                                                                         ----

                             NET INCOME [LOSS]:
                                 As Reported                                                           $ 171,781


                                   DEDUCT:
                  Stock Based Employee Compensation Expense
          Determined under the Fair Value Based Method - Net of Tax
                                                                             ---                       ---------

                         PRO FORMA NET INCOME [LOSS]                                                     171,781
                                                                             ---                       ---------

                          BASIC EARNINGS PER SHARE:
                                 As Reported                                                           $    0.04
                                  Pro-Forma                                                            $    0.04

                         DILUTED EARNINGS PER SHARE:
                                 As Reported                                                           $    0.03
                                  Pro-Forma                                                            $    0.03



(2.) INCOME TAXES
       The Corporation has a deferred tax benefit of $210,293 and a deferred tax liability of $18,500 based upon temporary timing differences including inventory capitalization, allowance for doubtful accounts, vacation pay accruals and depreciation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenues and earnings decreased in the quarter and nine-month period ended March 31, 2007 as compared to the same periods in the prior year, primarily due to a decrease in service revenues, as well as an overall slowdown in equipment sales. Revenues for the quarter ended March 31, 2007 were $6,731,842, as compared to $8,343,058 for the quarter ended March 31, 2006. For the quarter ended March 31, 2007, the Corporation reported a net loss of $564,266 as compared with net income of $27,881 for the similar period in the prior fiscal year. Revenues for the nine months ended March 31, 2007 were $22,883,472 as compared with $27,928,952 for the same period ended March 31, 2006, with a net loss of $738,798 for the nine-month period ended March 31, 2007, compared with net income of $171,781 for the same period in the prior fiscal year.

During the quarter and nine-month period in 2007, revenues from hardware sales and service revenues decreased due to reduced sales of equipment and services. The decreases were also due in part to continued delays in initiation of state funded educational projects. As a result of these reductions combined with factors discussed below, operations resulted in a pre-tax loss of $564,804 for the quarter ended March 31, 2007, as compared to pre-tax income of $27,881 in the same period in the prior year. For the nine months ended March 31, 2007, operations resulted in a pre-tax loss of $844,120 compared to pre-tax earnings of $227,252. Further impacting the Corporation's results, the increased level of technical sophistication of projects, for example, VoIP installations, requires the Corporation to maintain a high skill level among its technical staff, with corresponding increases in salaries and related personnel expenses. These factors contributed to decreased profit margins on service revenues to approximately 22%, and combined with the decrease in revenues, caused overall gross profit to decrease for the quarter and in the nine-month period ended March 31, 2007. Profit margins on hardware sales increased to 14% from 12% for the quarters ended March 31, 2007 and 2006, respectively.

During the March 2007 quarter, the Corporation initiated new projects and continued work on existing awards for IPC products and services. Certain of these projects involve installations in buildings yet to be constructed, and the construction is scheduled to take place over several quarters. The Corporation's installations in these projects remains at a fixed length of time, which typically approximates three months, regardless of when the construction reaches the degree of completion at which the Corporation begins its work at the respective site. Management notes that initiation of some of these projects has been affected by construction delays beyond the Corporation's control, and through the referenced periods, these delays have resulted in an order backlog. None of these delays have had any significant impact upon the operations of the Corporation. In addition to orders and awards already received, indications of interest have been received by existing and prospective clients with respect to IPC products and services and security technology, areas which management has targeted as growth areas for the Corporation. Although requests for quotations have increased in the past few months and management is cautiously optimistic, assurances cannot be given that all quotations will produce orders.


With respect to selling, general and administrative expenses, as a result of the decrease in overall revenues, these expenses increased as a percentage of revenues for both the quarter and nine month period ended March 31, 2007. The increase was to 23% of revenues as compared to 21% of revenues for the quarter ended March 31, 2006, and to approximately 20% of revenue, as compared to 19% for the nine month period ended March 31, 2006. Expenses for all the referenced periods include the Corporation's expansion of its sales staff based upon its anticipated growth, particularly in business related to the convergence of voice, video, and data networks in the IPC marketplace. Management continues its efforts to control and reduce administrative and personnel related costs.

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

The Corporation currently finances a portion of its accounts receivable and finances purchases of portions of its inventory through floor-planning arrangements under which such inventory secures the amount outstanding. Floor planning payables increased in the 2007 period compared to the same period in 2006 as the result of purchases for open orders related to future revenues. Inventory decreased in the quarter and nine months ended March 31, 2007, as compared to the corresponding periods in 2006 as a result of the decrease in hardware sales.

Accounts receivable increased for the quarter and nine months ended March 31, 2007 as compared to the same periods in 2006 as a result of the significant amount the quarter's invoicing done during March 2007. Accounts payable increased in the March quarter of fiscal 2007 as compared to the same quarter in fiscal 2006 as a result of purchases required by sales orders and made outside of floor planning financing. Corresponding with the increased accounts receivables and payables, cash levels decreased in the three and nine months ended March 31, 2007 as compared to the same period in 2006, as funds were used to finance hardware sales and inventory required to full customer orders.

Management continues its efforts to control administrative and personnel related costs.

Interest income, not a material source of income, increased in the quarter and nine months ended March 31, 2007 as compared to the same periods in fiscal 2006, due to the availability of higher interest rates.

For the fiscal quarter and nine months ended March 31, 2007, as in the similar periods in the prior year, the internal resources of the Corporation were sufficient to enable the Corporation to meet its obligations.

IMPACT OF INFLATION

The effects of inflation on our operations were not significant during the periods presented.


CONTRACTUAL OBLIGATIONS

                           TOTAL            LESS THAN         1-3          3-5          MORE THAN
                           -----            ONE YEAR          YEARS        YEARS        5 YEARS
                                            --------          -----        -----        -------

Real Estate Lease          $726,954          $92,803         $375,077     $259,074          --

Office Equipment             $1,385          $ 1,385               --           --          --


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


VALUATION OF DEFERRED TAX ASSETS

At March 31, 2007, we have a valuation allowance of approximately $1,540,000 primarily to reduce our deferred tax asset, which is based on a net operating loss carry forwards of $4,160,000 to an amount that will more likely than not be realized. These net operating loss carry forwards have varying carry forward periods and restrictions on usage. The estimation of future taxable income and our resulting ability to utilize net operating loss and tax credit carry forwards can significantly change based on future events, including our determinations as to the feasibility of certain tax planning strategies. Thus, recorded valuation allowances may be subject to material future changes.

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





ITEM 4.  CONTROL AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Corporation have concluded, based on their evaluation as of March 31, 2007, that the Corporation's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                                     PART II
                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

On March 8, 2007, the Corporation held its annual meeting of shareholders for the purpose of considering and acting upon the election directors. At the meeting, the election of three nominated directors was approved.

Election of Directors:

         NAME                               SHARES VOTED
         ----                               ------------
                                         FOR                AUTHORITY WITHHELD
                                         ---                ------------------
Raymond J. Rekuc                      3,556,944                 581,618
Steven J. Wilk                        3,554,934                 583,628
Susan M. Wilk                         3,554,734                 583,828


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         A. Exhibits -
             31.1 Certification required by Section 302
             31.2 Certification required by Section 302
             32  Certification required by Section 906

         B. Reports on Form 8-K -
              On February 13, 2007, TransNet Corporation filed a Form 8-K under
Item 7.



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


DATE: May 15, 2007