Form 10-K
period 2007-06-30
TRANSNET CORP
filed 2007-09-28
CIK 99313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 JUNE 30, 2007
                           -----------------------------------------

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
----------------------------

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act     Yes   X  No
                                          ---      ---

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.     Yes   X  No
                                                    ---      ---

Indicate by check mark whether the registrant [1] has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and [2] has been subject to such filing
requirements for the past ninety days. Yes  X   No
                                           ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or in any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the
Act)
Large Accelerated Filer __  Accelerated Filer ___  Non-accelerated Filer X
                                                                        ---

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act)     Yes   X  No
                       ---      ---

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $5,156,380 on September 18, 2007 based upon the closing sales price on the OTC Bulletin Board as of said date.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
The number of shares of the registrant's common stock outstanding on September 18, 2007 was 4,823,304 shares (exclusive of Treasury shares).

                                TABLE OF CONTENTS

                                                                                                   PAGE
                                                                                                  -------

                                                 PART I
Item 1.     Business                                                                                1

Item 1A.    Risk Factors                                                                            6

Item 2.     Properties                                                                              7

Item 3.     Legal Proceedings                                                                       7

Item 4.     Submission of Matters to a Vote of Security Holders                                     7

                                                 PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
            Purchases of Equity Securities                                                          8

Item 6.     Selected Financial Data                                                                 9

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                             10

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk                             14

Item 8.     Financial Statements and Supplementary Data                                            14

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure                                                                             15

Item 9A.    Controls and Procedures                                                                15

Item 9B.    Other Information                                                                      15

                                                 PART III

Item 10.    Directors,  Executive Officers and Corporate Governance                                16

Item 11.    Executive Compensation                                                                 18

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related
            Stockholder Matters                                                                    23

Item 13.    Certain Relationships and Related Transactions and
            Director Independence                                                                  24

Item 14.    Principal Accountant Fees and Services                                                 25

                                                 PART IV

Item 15.    Exhibits and Financial Statement Schedules                                             26

Signatures                                                                                         28


DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         Statements included in this Report that do not relate to present or historical conditions are "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in
Section 21F of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the corporation's plans, strategies, objectives, expectations, and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements made in the Form 10-K generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of our business and industry. Words such as "believes," "forecasts," "intends," "possible," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the anticipated growth of the information technology industry, the continued need of current and prospective clients for the Corporation's products and services, the availability of qualified professional staff, and general economic conditions.

INTRODUCTORY STATEMENT

         Throughout this Annual Report on Form 10-K, the terms "we," "us," and "our company," unless the context indicates otherwise, refers to TransNet Corporation and our wholly-owned subsidiary, Century American Corporation.

ITEM 1. BUSINESS

         TransNet Corporation ("TransNet" or the "Corporation") is a single-source provider of unified communication and information technology ("IT") products and solutions, and technology management services designed to enhance clients' return on investment in IT costs through enhancing the productivity and security of their information systems. Through its sales and service departments, TransNet provides IT products, technologies, solutions, and services for its customers throughout the entire "life cycle" of their IT systems by combining a wide array of value-added professional technical services with the sale of VoIP systems, hardware systems, network products, wireless networks and communication products, computer peripherals, and software. TransNet was incorporated in the State of Delaware in 1969. As used herein, the term "Corporation" shall refer to TransNet and where the context requires, shall include TransNet and its wholly-owned subsidiary, Century American Corporation. Century American Corporation, formerly a leasing subsidiary, is currently inactive.

DESCRIPTION OF BUSINESS

         PRODUCTS, SOURCES, AND MARKETS: As a single-source unified communications and IT provider, the Corporation partners with its clients through all stages of the "life cycle" of the client's information system network, providing the best solution to meet each client's individual needs. Our sales and technical representatives meet with the client and work together to perform a needs analysis of the individual client's needs, plan, prepare, design, implement, operate, and optimize the networks as the clients needs evolve. The sale of IT equipment and related software for WANs, LANs, VoIP systems, network products, and desktop and laptop computers accounted for a significant portion of the Corporation's revenues, accounting for 63% of revenue in fiscal 2007, and 59% and 53% of revenues for fiscal 2006 and 2005, respectively.

         TransNet markets a variety of networks, including voice over internet protocol ("VoIP" or "IP") systems, standard and wireless (indoor and outdoor) wide-area networks ("WANs"), and local area network ("LANs"). As part of its single source approach, the Corporation is a systems integrator, combining hardware and software products from different manufacturers into working systems. Equipment sold by TransNet includes network electronics, VoIP products, servers, monitors, computer hardware, printers, video surveillance equipment, and operating systems software. Most of the networks sold by TransNet are VoIP systems, which not only provide for the operation of highly reliable phone systems over the same networks as data, but converge video and security solutions onto the network, and provide great potential for expansion to incorporate various converged technologies to meet clients' IT needs with one network.

         Because clients' IT needs and IT solutions have become increasingly more sophisticated, and because technology develops at a rapid pace, TransNet must keep pace with these changes to ensure its ability to effectively deliver advanced solutions to our clients. To meet this demand, TransNet maintains strategic alliances with the industry's leading IT manufacturers. We are currently an authorized reseller for Apple Computer, Inc. ("Apple"), Cisco Systems, Inc. ("Cisco") as a Cisco Silver Certified Partner, Hewlett-Packard as an HP Gold Provider, a State/Local Government Specialized Partner, Certified Education Partner (k-12), and a Certified Education Partner (for higher education), IBM, IPcelerate, Inc. ("IPcelerate"), Lenovo, Lexmark International, Inc., Microsoft as a Microsoft Gold Partner, NEC-Mitsubishi Electronic Display of America, Inc. ("NEC"), Nortel Networks ("Nortel"), Novell, Inc. ("Novell") as a Novell Platinum Partner, Packeteer, Smart Technologies, Symantec, Toshiba American Information Systems, Inc. ("Toshiba"), Websense, and 3COM. In addition to those manufacturers referenced above, we sell products manufactured by Citrix and Xerox/Tektronix, as well as video surveillance equipment manufactured by Bosch, and 9-1-1 emergency response and system management solutions manufactured by PlantCML. TransNet does not manufacture or produce any of the items it markets.

         The Corporation's sale of wireless networking products continued to expand in fiscal 2007. Because wireless networks provide for network access without traditional connections, the need for security of the data in these networks has dramatically increased. In keeping with the critical need for network security, the Corporation markets network management and control software to provide greater security to its clients, allowing them to monitor and control access to their networks with security measures such as user authentication and verification. TransNet offers a full range of security products to provide the required security safeguards, including the technologies described below.

         TransNet's strategy is to become a leading provider of advanced technologies. To continue its commitment to provide its clients with cutting-edge technology, and in keeping with this strategy, during fiscal 2007, we enhanced our unified communications offering. The networks sold by TransNet allow for optimization through addition of new `layers" which incorporate new solutions converged on to an existing network. These layers may be selectively added in increments to existing networks based on specific client needs, budgets, and timeframes. While many of these solutions, such as the ones discussed below, have been evolving over the past few years, it is only in approximately the past year that these technologies have evolved to the point of integration onto a VoIP system. One example is physical security solution suites for both public and commercial sites. The need and demand for these solutions has increased dramatically in our post-9/11 world, and "situational awareness" is key. In addition to tie-ins to fire alarms and smoke detectors, these solutions, through video surveillance cameras, as well as personnel authentication and validations, monitor access to specific physical locations with advanced network-administered security controls focused upon intruder prevention and containment. These physical security solutions not only monitor and control access to locations under specified parameters that may be modified by the client with respect to day of the week and time of day, but because these solutions now operate on the client's VoIP network, they connect with the network's voice, data, and video applications to provide real-time notification of security breaches, and allow for instant messaging of first-responders and/or security forces, and/or to provide automatic physical security modifications in effected areas of a location, for example, restricting entrance or exits from a particular part of a building, or enhanced video surveillance to improve the clarity of videos from monitoring cameras. An added benefit may be obtained through the use of secure VPN access, whereby these systems allow monitoring of multiple areas without incurred expenses for multiple security teams. We believe these technologies hold great promise for educational facilities and emergency response clients, as well as having commercial applications.

         TransNet has obtained an advanced certification from Cisco to provide solutions specifically geared to emergency communications. These solutions run on a client's IP network and, in the event of an emergency, provide critical services to establish communication between non-interoperable radio systems, or to provide restoration of all telecommunication services in the event of a site evacuation - whether due to a natural or man-made disaster. Another example of TransNet's network optimization is the expansion of unified emergency communications technologies with the 9-1-1 emergency response call center solutions manufactured by PlantCML, which are designed to streamline the emergency response of our municipal police department and public safety provider clients.

         Other new developments during fiscal 2007 include our marketing of mesh-networking products which provide the expansion of networks, including wireless networks, into areas in which there is minimal data connectivity. Our newer offerings include active radio frequency identification ("RFID") products. RFID allows monitoring of specific units for tracking and/or loss prevention. These applications have proven themselves as cost-effective solutions for clients such as hospitals and those with large plants. These are some of the solutions marketed by TransNet that fulfill the promise of converged networks. Because these are emergent technologies, the sales of these new technologies did not account for a material source of revenues during fiscal 2007. We have seen a significant increase in interest for these products and we believe that these technologies will assume a greater market share in our performance going forward.

         The principal markets for the Corporation's products are commercial, governmental, and educational customers. These markets are reached by direct sales conducted through our corporate sales departments based in our Branchburg, New Jersey headquarters and our sales office in suburban Philadelphia, Pennsylvania. Our clients are located primarily in New Jersey, eastern Pennsylvania, and the New York City metropolitan area. TransNet also serves locations of its customers outside the region. Our sales staff is comprised of experienced sales professionals, who are provided with on-going manufacturer training and certification programs to ensure that our sales staff is technically proficient to meet our clients' demand for advanced technology solutions.

         The Corporation does not maintain a standard inventory, but orders product based upon orders received by its clients. Shipments are made from the Corporation's warehouse in Branchburg, New Jersey primarily through common carriers. In addition, in an effort to reduce costs, the Corporation has instituted a direct shipping program, through which product is shipped directly from the Corporation's suppliers to customers. Back orders are generally immaterial.

         The marketing of IT products and related technical services is generally not seasonal in nature.

         TECHNICAL SUPPORT AND SERVICE: During the past year, our management continued its focus on marketing a wide array of sophisticated technical services in conjunction with equipment sales to its clients in order to maximize profits. Services are available for a variety of products marketed by the Corporation, and include system integration and design, preparing, implementing, testing, operating, supporting, and optimizing the networks we market. In addition, TransNet provides post-installation technical support and network monitoring services, authorized warranty service, help-desk services, call center support, and "break and fix" repair and maintenance services. Service operations are a significant source of revenues, comprising 37% of revenues in fiscal 2007, 41% of revenues in fiscal 2006, and 47% of revenues in fiscal 2005.

         TransNet's technical services are delivered by our staff of specially certified and trained systems engineers and technical representatives. Members of our technical staff hold a variety of specialized certifications and all receive on-going training and certification programs to keep pace with the demands of rapid technological development, and to obtain and maintain the requisite qualifications to provide unparalleled levels of service. As referenced above, TransNet maintains strategic alliances with the industry's leading manufacturers and we often work with these partners on specified networks. TransNet is an authorized service and support dealer for the following manufacturers: by 3Com, Apple, Cisco (Silver Certified Partner), Dell Inc., Hewlett Packard (as a Gold Partner), Lenovo, IPcelerate, Lexmark, Microsoft (as a Gold Partner), Nortel, Symantec and Xerox.

         As IT systems have evolved, so has the need for sophisticated design and implementation services, as well as post-installation support services. Our clients require the assistance of an experienced, qualified IT solutions provider such as TransNet. Our technical representatives are a vital component of system planning and design, working closely with our sales staff and our clients to ensure the delivery of a system that addresses all of the clients IT needs, a process that involves determining each customer's standard hardware technology, application, and operating system software, and networking platform requirements, and, at the client's request, providing training on the new system.

         As part of the implementation process, TransNet has the capability to, at the client's direction, provide in-house technical services to stage, configure, integrate, and test the products prior to delivery and installation at the client site. In addition to our project management team, our system engineers are deployed at client sites to implement networks. After installation, our technical representatives perform rigorous testing to ensure functionality.

         Post-installation, TransNet's offers a variety of support contracts that are tailored to clients' support requirements to assure prompt response to network problems. Services include troubleshooting, diagnosis, and remedial action performed remotely and/or on-site by skilled system engineers. We offer a range of guaranteed response times, based upon the client's specific response requirements or the nature of the outage. The availability of these services is determined by the client, ranging from 24/7 coverage to next business day response. In addition, our system engineers and service technicians provide service and support on an on-call basis for networks, file servers, personal computers, laptop computers, printers and other peripheral equipment.

         Networks have become increasingly complex, the number of wireless networks expanded, and the need for sophisticated services related to management and security of network operations and proper flow and security of data likewise has increased. In response, TransNet has incorporated network security management into its service offerings. During fiscal 2007, TransNet implemented an automated remote management system in our Support Center located in Branchburg, New Jersey to provide real-time monitoring of client's networks, VoIP systems and network infrastructure and immediate detection of, and response to, network problems or failure, or breaches in network security. Detected problems are routed through our Support Center, and a technician is dispatched to remedy the situation remotely if possible, or dispatched to the client site, if necessary. Regular diagnostic reports are generated, as well.

         Many businesses elect to focus their resources on their respective core business and, accordingly, do not have internal IT staffs, and as a result, they "outsource" these services and obtain technical services from IT solutions providers such as TransNet. The Corporation provides a wide variety of cost-effective outsourced network services to assist customers in optimizing technology to enhance their productivity. Many of these services may be performed at the client site or through our Support Center. In addition to those services referenced above, we offer services of skilled technology personnel, including WAN and LAN planning, design, implementation and support, and PC hardware support, systems integration services, project management, help desk services, asset management, relocation services, and installation or installation coordination. In addition, the Corporation hosts a call center in its Branchburg location.

         Through its "TechNet" program, the Corporation stations service personnel at a customer's location on a full-time basis. Under this program, the Corporation has entered into individual agreements with large corporate customers to provide support and repair and maintenance services. Technical support and services are performed pursuant to contracts of specified terms and coverage (hourly rates or fixed price extended contracts) or on a time and materials basis. These agreements are for twelve months or less. These agreements contain provisions allowing for termination prior to the expiration of the agreements. Although the agreements generally contain renewal terms, there is no assurance that the agreements will be renewed. During the past few years, this area of service operations has declined, as many US businesses have moved their support programs outside the United States.

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

         As referenced above, TransNet seeks highly qualified personnel and employs experienced system engineers and technicians to whom it provides authorized manufacturer training and certification programs on an on-going basis. The Corporation competes with other resellers and manufacturers, as well as some customers, to recruit and retain qualified employees.

         TRAINING: TransNet's headquarters houses its training center, the TransNet Education Center, which provides training for customers. The Corporation also provides training at customer sites. The Corporation offers comprehensive training on hardware and software, including a wide variety of Windows and Macintosh systems and network applications, operation, and maintenance. The Corporation's Training Center has its own dedicated network. The training activities of the Corporation are not a material source of revenues.

         SUPPLIERS: In order to reduce its costs for computer and related equipment, the Corporation has a buying agreement with Ingram Micro, Inc. Under this arrangement, the Corporation is able to purchase equipment of various manufacturers at discounts currently unavailable to it through other avenues. During fiscal 2007, the majority of the revenues generated by TransNet from product sales were attributable to products purchased by it from Ingram Micro, Inc. pursuant to the Agreement. The balance of the Corporation's product sales were attributable to products purchased from a variety of sources on an as needed order basis. Alternate suppliers include Tech Data Corp., as well as Synnex and HP, from whom the Corporation purchases direct. Management anticipates that Ingram Micro, Inc. will be a major supplier during fiscal 2008.

         CUSTOMERS: The majority of the Corporation's corporate customers are commercial users located in the New Jersey - New York City metropolitan area. During fiscal 2007, TransNet opened sales offices in suburban Philadelphia, Pennsylvania.

         During fiscal 2007, one customer accounted for 10% of the Corporation's revenues. The loss of this customer would not have a material adverse effect on the Corporation.

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

         COMPETITION: The IT markets in which we operate are highly competitive and may be affected by rapid changes in technology and spending habits in both the business and institutional sectors. The Corporation is in direct competition with any business that is engaged in information technology management, specifically the sale and technical support and service of VoIP products, networks, personal computers and related peripherals. Competitors are numerous, ranging from relatively small and highly specialized firms to businesses similar to TransNet. TransNet also competes with some of the world's largest national and/or global telecommunication businesses, possessing substantially greater financial resources and substantially larger staffs, facilities and equipment, including several computer manufacturers who now deal directly with the end-users. More aggressive competition by these manufacturers could negatively impact TransNet's ability to effectively compete in the market. During the past few years, the industry has experienced and continues to experience a significant amount of consolidation. In the future, TransNet may face fewer but larger competitors as the result of such consolidation.

         TransNet competes on the basis of technology, performance, price, quality, reliability, brand, distribution, range of products and services, account relationships, customer service and support. Management believes that commercial clients require significant levels of sophisticated support services such as those provided by the Corporation. TransNet's services benefit the clients by providing in-depth product knowledge and experience, competitive pricing and the high level of technical services.

Management believes that TransNet's ability to combine competitive pricing with responsive and sophisticated support services allows it to compete effectively against a wide variety of alternative sales and distribution channels, including independent dealers, direct mail and telemarketing, superstores and direct sales by manufacturers (including some of its own suppliers).

         Technological advances occur rapidly in IT products and this increases the demand upon TransNet to quickly develop expertise in the new products to remain competitive.

         In the past several years, there have been frequent reductions in the price of IT products. As a result, competition has increased and the Corporation lowered its prices to remain competitive. In addition, businesses able to purchase in larger volume than TransNet have received higher discounts from manufacturers. These factors have resulted in a lower profit margin on the Corporation's equipment sales. As a result of its buying agreement with Ingram Micro, Inc., the Corporation is able to purchase equipment at discounts otherwise unavailable to it, enabling the Corporation to be more price competitive. In a cost-effective marketing approach, the Corporation now targets larger customers with more diversified product needs for its marketing efforts in order to sell a greater number and variety of products and services at one or a limited number of locations, thereby improving its gross profit margins.

         The Corporation does not believe that it is a significant factor in any of its fields of activity.

         TRADEMARKS: Other than the trademark of its name, TransNet holds no patents or trademarks.

         TransNet may copyright its proprietary information such as documents related to network design and implementation.

         EMPLOYEES: As of September 15, 2007, the Corporation employed 132 full-time employees and 22 part-time employees. None of its employees are subject to collective bargaining agreements.


ITEM 1A. RISK FACTORS

The following are risks related to our business:

OUR OPERATING RESULTS HAVE VARIED, AND MAY CONTINUE TO VARY. WE RECOGNIZED LOSSES FOR THE PAST THREE FISCAL YEARS.

         We incurred a loss of approximately $1.5 million for fiscal 2007, a loss of approximately $1 million for fiscal 2006, and a loss of approximately $1.4 million for fiscal 2005. Our net losses may continue and our ability to sustain profitability will be impacted by:

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

         While only one customer currently accounts for 10% or more of our revenues, our top ten clients account for a significant amount of our business. Although we anticipate our business to continue with these clients, the loss of any large client could have an adverse impact on our Corporation's results of operations if that revenue stream was not replaced from alternative sources.

WE MUST MAINTAIN AUTHORIZATIONS FROM MAJOR MANUFACTURERS TO OPERATE A SAN AUTHORIZED RESELLER AND/OR SERVICE PROVIDER TO PROVIDE THE RESPECTIVE MANUFACTURER'S PRODUCTS AND SERVICES.

         We must maintain our authorized status as an authorized reseller or authorized service provider in order to market the products of most major manufacturers. Such authorizations are conditioned upon our continued ability to meet specified requirements, usually related to technical skill levels of our personnel. Although we do not forsee any problem in maintaining our authorizations or obtaining future authorizations, without these authorizations or suitable replacements, we would not be able to offer our clients the products we currently market.


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

CALENDAR YEAR                                 CLOSING SALES PRICES
-------------                                 --------------------
                                           HIGH                     LOW
                                           ----                     ---
2005
----
       Third Quarter                     $1.52                     $1.33
       Fourth Quarter                     1.39                      1.22


2006
----
       First Quarter                     $1.39                     $1.24
       Second Quarter                     1.40                      1.24
       Third Quarter                      1.42                      1.15
       Fourth Quarter                     1.21                      1.08

2007
----
       First Quarter                     $1.31                     $1.09
       Second Quarter                     1.30                      1.11


       As of September 12, 2007, the number of holders of record of TransNet's common stock was 2,187. Such number of record owners was determined from the Company's shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

       TransNet declared a dividend of $0.07 per share on April 28, 2004, payable to shareholders on May 14, 2004. The dividend was paid on June 1, 2004. This was the first dividend paid by the Corporation. The Board of Directors may consider future dividends, but no assurance can be given that additional dividends will be issued. No additional dividends have been declared.

--------------------------------------------------------------------------------------------------------------------------------
ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------------------------------------------------------
Year Ended June 30,                             2007           2006            2005              2004           2003
--------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF INCOME DATA
NET SALES:
     Equipment                                $19,729,956    $21,024,838     $18,209,885      $15,636,812     $15,942,197
     Services                                  11,835,376     14,390,324      15,831,106       14,962,852      16,856,823
                                           ---------------  -------------  --------------  ---------------  --------------
                                               31,565,332     35,415,162      34,040,991       30,599,664      32,799,020
                                           ---------------  -------------  --------------  ---------------  --------------
COST OF SALES:
     Equipment                                 17,405,209     19,083,778      16,948,499       14,112,956      14,634,965
     Services                                   9,307,454     10,358,780      12,161,808       11,728,379      12,658,163
                                           ---------------  -------------  --------------  ---------------  --------------
                                               26,712,663     29,442,558      29,110,307       25,841,335      27,293,128
                                           ---------------  -------------  --------------  ---------------  --------------
GROSS PROFIT:
     Equipment                                  2,324,747      1,941,060       1,261,386        1,523,856       1,307,232
     Services                                   2,527,922      4,031,544       3,669,298        3,234,473       4,198,660
                                           ---------------  -------------  --------------  ---------------  --------------
                                                4,852,669      5,972,604       4,930,684        4,758,329       5,505,892
                                           ---------------  -------------  --------------  ---------------  --------------

Selling, General & Administrative               6,293,901      7,033,558       6,788,239        5,957,851       6,776,975
                                           ---------------  -------------  --------------  ---------------  --------------

Operating Income (Loss)                        (1,441,232)    (1,060,954)     (1,857,555)      (1,199,522)     (1,271,083)
                                           ---------------  -------------  --------------  ---------------  --------------

Other Income (Loss)
     Interest Income                               80,824         47,605          52,074           69,973          58,454
     Gain (Loss) on Disposal of Asset                  --         15,224          (2,584)               -
                                           ---------------  -------------  --------------  ---------------  --------------
Total Other Income (Loss)                          80,824         62,829          49,490           69,973          58,454

Income (Loss) before Income
      Tax Benefit (Expense)                    (1,360,408)      (998,125)     (1,808,065)      (1,129,549)     (1,212,629)
Income Tax Benefit (Expense)                      (86,600)             -         431,787                -               -
                                           ---------------  -------------  --------------  ---------------  --------------
Impairment of Goodwill                            (99,446)
                                           ---------------  -------------  --------------  ---------------  --------------

                                           ---------------  -------------  --------------  ---------------  --------------
Net Income (Loss)                             $(1,546,454)     $(998,125)    $(1,376,278)     $(1,129,549)    $(1,212,629)

Dividends Paid                                         --              -               -         (336,060)              -


Income (Loss) Per Common Share - Basic              (0.32)         (0.21)          (0.29)           (0.24)          (0.25)

Income (Loss) Per Common Share -
Diluted                                             (0.32)         (0.21)          (0.29)           (0.24)          (0.25)

Weighted Average Shares Outstanding -
Basic                                           4,823,304      4,823,304       4,818,304        4,779,973       4,774,804
Weighted Average Shares Outstanding -
Diluted                                         4,823,304      4,823,304       4,818,304        4,779,973       4,774,804

BALANCE SHEET DATA
Working Capital                                 6,771,748      8,985,003       8,983,510       10,657,957      12,073,122
Total Assets                                    9,168,312     10,022,248      12,009,100       12,963,609      13,902,650
Long-Term Obligations                                  --              -               -                -               -
Shareholders Equity                             7,391,079      8,937,533       9,935,658       11,296,536      12,734,865

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Revenues for the fiscal year ended June 30, 2007 were $31,565,332 as compared with $35,415,162 for the fiscal year ended June 30, 2006, and $34,040,991 for the fiscal year ended June 30, 2005. Revenues decreased in fiscal 2007 as compared to fiscal 2006 as a result of an overall decrease in business. Revenues increased in fiscal 2006 as compared to fiscal 2005 as a result of increased hardware sales, attributable to the increase in Voice over Internet Protocol technology ("VoIP" or "IP telephony") business and an increase in demand from the educational market. Service revenues (technical support, repair and maintenance, network integration and training) for fiscal 2007 and 2006 decreased as compared to the respective prior fiscal years as a result of decreased demand for certain of the Corporation's legacy technical services and decreased service revenues from a former major customer, as discussed below.

         For fiscal 2007, the Corporation reported a net loss of $1,546,454 as compared with a net loss of $998,125 for fiscal 2006, and net loss of $1,376,278 for fiscal 2005. The net loss reported in fiscal 2007 is the result of an overall slowdown in the Corporation's business, including a decrease in service revenues, particularly a decline in demand for the Corporation's legacy services. Also contributing to the loss for fiscal 2007 were the approximately $186,000 non-recurring expenses related to elimination of goodwill and deferred taxes. Management notes that the results for fourth quarter of fiscal 2007 include a double-digit increase in revenues over both the same period in fiscal 2006 (approximately a 16% increase), and over the third quarter of 2007 (approximately a 29% increase). In addition, gross profit margins increased significantly during the quarter, as compared to the same quarter in the prior year. Management attributes the revenue increase to increased sales of physical security solutions, an expanded sales staff, and expansion of sales in eastern Pennsylvania. Although no assurance can be given, management believes that the increase in revenues will continue through the first quarter of fiscal 2008, and is cautiously optimistic that the results for that quarter will be profitable.

         The net loss for fiscal 2006 was attributable to the Corporation's decrease in profit margins and decrease in service revenues during the fourth quarter of fiscal 2006. These results outweighed the profitable results of the first three quarters. During the fourth quarter, the decrease in the Corporation's profit margins was the result of several factors including the timing of certain projects which involved the sale of equipment with lower than normal profit margins, and the slow down of New Jersey state and municipal customers due to the impending shutdown of the State government in conjunction with its budgetary crisis. The net loss for the 2005 fiscal year was primarily attributable to increased selling, general and administrative expenses, which offset the increase in revenues and profit margins. These expenses increased primarily as a result of the Corporation's expansion of its sales and engineering staffs based upon its anticipated growth in the IP marketplace.

         During the fiscal years discussed, the Corporation received contract awards for VoIP products and services, the performance of which will extend over several quarters, pending construction of the sites into which the systems will be installed and implemented. Management notes that some of these projects were affected by construction delays beyond the Corporation's control, and these delays resulted in some order backlogs. None of these delays had any significant impact upon the operations of the Corporation. During fiscal 2007, 2006 and 2005, the Corporation's clients continued to be conservative in their IT budgetary spending. As a result, management refocused its attention on utilization rates of its service technicians and selling and administrative expenses to reduce expenses.

         During the fiscal years discussed, clients continue to scrutinize their IT spending and the related returns on investments before incurring new expenses. Management believes that future spending will be subject to specific criteria, but also believes that as single source provider, the Corporation will be in a better position to satisfy client demands for cost-effectiveness and a suitable return on investment. The VoIP networks marketed by TransNet are designed with the capacity for "optimization" through the subsequent addition of layers of solutions, for ex., security solutions, as discussed in Item 1. We are confident that our strategy of being an advanced solutions provider will result in future revenues from clients' optimization of already installed networks. In conjunction with these solutions, we note the rapid development of technologies which now allow for the integration of voice, video, and data at levels not seen before now, and which provide clients with greater operating efficiencies.

         As part of the industry competition pressures discussed herein, management continues to see certain erosion in business related to Fortune 500 customers as those customers enter into and/or expand business relationships with large global partners and the transfer of this business to overseas service providers, such as those in India. Although management believes that projects performed during 2007 and 2006 replaced much of the reduced business, and believes its focus on higher margin services related to VoIP/IP Telephony and security will lead to continued growth and opportunities that will help compensate for this reduction, no assurances can be given that the Corporation will be able to replace the loss of a significant amount of business from these legacy services, or that such operations will not be adversely effected.

         Service related revenues, a material segment of revenues, are significant in their contributions to net income because these operations yield a higher profit margin than equipment sales. Services during the past two fiscal years are comprised primarily of services related to the sale and implementation of VoIP networks. These services include planning, design, configuration, installation and implementation, testing, and optimization. Revenues are also generated by a variety of support contracts for these networks. Under these agreements, TransNet's Support Center provides troubleshooting, diagnosis, and remedial services performed remotely by skilled system engineers, who will be dispatched to perform on-site repairs, if necessary. The agreements are for twelve months, and provide a range of guaranteed response time, based upon the client's specific response requirements or the nature of the outage. The availability of these services is determined by the client, from 24/7 to next business day. In addition, our system engineers and service technicians provide service and support on an on-call basis. Additionally, for the fiscal years discussed, as noted above, revenue resulting from contracts with corporate clients for the provision of service, support, outsourcing, and network integration has decreased, in conjunction with the erosion of demand for these services. Those service contracts, with a number of corporate and educational customers, provide service and support for the customer's personal computers, peripherals, and networks. These contracts are short-term, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

         As noted above, with respect to certain support services, services are rendered for a specific project, such as a VoIP installation, rather than contract based business, in which technical services are rendered for a specific period of time. Accordingly, the Corporation must rely more upon projects as a source of revenues. Industry changes have also diminished the demand for certain legacy support services, such as help desk, as demand for services such as those related to VoIP systems and call centers has increased. The Corporation has modified its service offerings in response to these industry fluctuations, and has recruited experienced and specially certified systems engineers and project managers to respond to increased VoIP projects.

         In addition to the challenging economic environment, the computer industry has experienced a continuing trend of decreasing prices of computers and related equipment. Management believes that this trend will continue. Industry-wide, the result of price erosion has been lower profit margins on sales, which require businesses to sell a greater volume of equipment to maintain past earning levels. Another result of the price decreases has been intensified competition within the industry, including the consolidation of businesses through merger or acquisition, as well as the increased initiation of sales by certain manufacturers directly to the end-user and the entrance of manufacturers into technical services business. Management believes that the adoption of policies by many larger corporate customers, which limit the number of vendors permitted to provide goods and services for specified periods of time, has further increased price competition.

         To meet these competitive challenges and to maximize the Corporation's profit margin, management has modified its marketing strategy during these years and has enforced expense controls. Management also utilizes approaches such as manufacturers' direct shipment and billing of the customers in exchange for payment to the Corporation of an "agency fee" as a means to reduce equipment related costs while increasing profits. These direct ship sales supplement sales through traditional channels, and are not material. Management's current marketing strategy is designed to shift its focus to provision of technical services and to sales of lower revenue/higher profit margin products related to service and support operations. Management's efforts include targeting commercial, educational, and governmental customers who provide marketplaces for a wide range of products and services at one time, a cost-effective approach to sales. These customers often do not have their own technical staffs and outsource their computer service requirements to companies such as TransNet. Management believes it maximizes profits through concentration on sales of value-added applications; promotion of the Corporation's service and support operations; and strict adherence to cost cutting controls. In light of the above, management emphasizes and continues the aggressive pursuit of an increased volume of sales of VoIP systems, and related technical service and support programs, and has introduced new technical support programs offering a wide variety of alternatives of remote and on-site network support and monitoring. Management believes that product sales will continue to generate a significant percentage of the Company's revenues. In addition, the Corporation's buying agreement with Ingram Micro, Inc. enhances the Corporation's competitive edge through product discounts unavailable through other sources. Although there is uncertainty as to the economic future, management is cautiously optimistic, particularly with respect to expansion of its sales of VoIP technologies, such as physical security solutions, and anticipates a return to profitability in the first quarter of fiscal 2007.

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

         During fiscal 2007, selling, general and administrative expenses remained constant at 20% of revenues, the same level as fiscal 2006 and 2005, respectively. These expenses include those management incurred to invest in the expertise of its sales and support teams, their certifications, and corporate infrastructure, particularly in the last quarter of fiscal 2007 when management expanded its sales staff to expand its sales of products and services. Management incurred these expenses as investments required to meet the demands of the current IT environment, and to lead to sustainable growth for the Corporation. Management continues its efforts to control expenses, despite increasing personnel related costs, such as health benefits.

         Interest income increased in fiscal 2007 due to better rates of return, but decreased in fiscal 2006 and 2005, respectively as compared to the prior year as a result of lower amounts invested.

LIQUIDITY AND CAPITAL RESOURCES

         There are no material commitments of the Corporation's capital resources, other than leases and employment contracts.

         Cash and cash equivalents decreased in each of the fiscal years discussed, as cash was utilized to fund operations and increased selling, general and administrative expenses. Accounts receivable increased in fiscal 2007 as compared to the prior fiscal year as a result of the slower payment schedules observed by the state governmental agencies responsible for the work performed by the Corporation. In addition, the amount of receivables was impacted by a significant amount of orders received and invoiced during the fourth quarter of fiscal 2007. This increase in orders received during the fourth quarter also negatively impacted cash and cash equivalents. Accounts receivable remained relatively constant in fiscal 2006 as compared to the prior fiscal year.

         The significant increase in accounts payable in fiscal 2007 as compared to fiscal 2006 is directly attributable to the double digit increase in orders, primarily from public educational clients, during the last quarter of the fiscal year. Accounts payable decreased in fiscal 2006 from fiscal 2005 due to payments made at the end of the fiscal year.

         The Corporation currently finances the purchases of portions of its inventory through floor planning arrangements with a third-party lender and a manufacturer's affiliate under which such inventory secures the financed purchases. Floor planning payables increased in 2007 due to the open orders at year end. Floor planning payables decreased in fiscal 2006 as compared to fiscal 2005 as a result of payments made during the fourth quarter.

         Inventory decreased in fiscal 2007 as a result of fulfillment of orders received during the fourth quarter. Inventory decreased slightly in fiscal 2006, as compared to the prior year due to hardware sales during the fourth quarter. The Corporation does not maintain an inventory of standard product.

         For the fiscal year ended June 30, 2007, as in the fiscal years ended June 30, 2006 and 2004, the internal capital sources of the Corporation were sufficient to enable the Corporation to meet its obligations.

IMPACT OF INFLATION

The effects of inflation on our operations were not significant during the periods presented.


CONTRACTUAL OBLIGATIONS

Contractual Obligations            Total         Less than            1-3            4-5       More than
-----------------------            -----          One Year          Years          Years         5 Years
                                                  --------          -----          -----         -------

Real Estate Lease               $680,552          $185,605       $371,210       $123,737              --

Office Equipment                 $28,416            $7,104        $14,208         $7,104              --

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

REVENUE RECOGNITION

Revenues related to our equipment sales are recognized when evidence of an arrangement exists, delivery of equipment has occurred, the sales price of the equipment being sold to our customers is both fixed and determinable, and collectability of the accounts receivable related to the equipment sale is reasonably assured in accordance with SEC Staff Accounting Bulletin No. 104 Topic 13.

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




ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Attached.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of TransNet Corporation and Subsidiary
   Somerville, New Jersey



We have audited the accompanying consolidated balance sheets of TransNet Corporation and Subsidiary as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended June 30, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransNet Corporation and Subsidiary as of June 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles.





                                                MOORE STEPHENS, P. C.
                                                Certified Public Accountants

Cranford, New Jersey
August 28, 2007

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                             JUNE 30,
                                                                                             --------
                                                                                      2007              2006
                                                                                ---------------    ----------------
ASSETS:
CURRENT ASSETS:
   Cash and Cash Equivalents                                                    $     2,462,442    $      4,034,495
   Accounts Receivable - Net                                                          5,606,680           3,438,526
   Inventories - Net                                                                    470,827           1,501,695
   Other Current Assets                                                                   9,032              70,013
   Deferred Tax Asset                                                                        --             133,941
                                                                                ---------------    ----------------

   TOTAL CURRENT ASSETS                                                               8,548,981           9,178,670

PROPERTY AND EQUIPMENT - NET                                                            435,787             563,543

OTHER ASSETS                                                                            183,544             280,035
                                                                                ---------------    ----------------

   TOTAL ASSETS                                                                 $     9,168,312    $     10,022,248
                                                                                ===============    ================

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts Payable                                                             $       741,993    $         89,465
   Accrued Expenses                                                                     231,651             316,662
   Income Taxes Payable                                                                   1,569               9,611
   Floor Plan Payable                                                                   802,020             621,507
                                                                                ---------------    ----------------

   TOTAL CURRENT LIABILITIES                                                          1,777,233           1,037,245
                                                                                ---------------    ----------------

DEFERRED TAX LIABILITY                                                                       --              47,470
                                                                                ---------------    ----------------

COMMITMENTS AND CONTINGENCIES                                                                --                  --
                                                                                ---------------    ----------------

STOCKHOLDERS' EQUITY:
   Capital Stock - Common, $.01 Par Value, Authorized 15,000,000 Shares; Issued
     7,408,524 Shares at June 30, 2007 and 7,408,524 at June 30, 2006 [of which
     2,585,220 are in Treasury at June 30, 2007 and 2006]                                74,085              74,085

   Additional Paid-in Capital                                                        10,574,670          10,574,670

   Retained Earnings                                                                  3,895,159           5,441,613
                                                                                ---------------    ----------------

   Totals                                                                            14,543,914          16,090,368
   Less:  Treasury Stock - At Cost                                                   (7,152,835)         (7,152,835)
                                                                                ---------------    ----------------

   TOTAL STOCKHOLDERS' EQUITY                                                         7,391,079           8,937,533
                                                                                ---------------    ----------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $     9,168,312    $     10,022,248
                                                                                ===============    ================

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                                                  YEARS ENDED
                                                                                   JUNE 30,
                                                            -------------------------------------------------------
                                                                   2007              2006                2005
                                                            ---------------     ---------------    ----------------
REVENUE:
   Equipment                                                $    19,729,956     $    21,024,838    $     18,209,885
   Services                                                      11,835,376          14,390,324          15,831,106
                                                            ---------------     ---------------    ----------------

   TOTAL REVENUE                                                 31,565,332          35,415,162          34,040,991
                                                            ---------------     ---------------    ----------------

COST OF REVENUE:
   Equipment                                                     17,405,209          19,083,778          16,948,499
   Services                                                       9,307,454          10,358,780          12,161,808
                                                            ---------------     ---------------    ----------------

   TOTAL COST OF REVENUE                                         26,712,663          29,442,558          29,110,307
                                                            ---------------     ---------------    ----------------

   GROSS PROFIT                                                   4,852,669           5,972,604           4,930,684

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                                       6,293,901           7,033,558           6,788,239
                                                            ---------------     ---------------    ----------------

   OPERATING [LOSS]                                              (1,441,232)         (1,060,954)         (1,857,555)

OTHER INCOME [LOSS]:
   Interest Income                                                   80,824              47,605              52,074
   Gain [Loss] on Disposal of Asset                                      --              15,224              (2,584)
                                                            ---------------     ---------------    ----------------

   [LOSS] BEFORE INCOME TAX BENEFIT [EXPENSE]                    (1,360,408)           (998,125)         (1,808,065)

INCOME TAX BENEFIT [EXPENSES]                                       (86,600)                 --             431,787

IMPAIRMENT OF GOODWILL                                              (99,446)                 --                  --
                                                            ---------------     ---------------    ----------------

   NET [LOSS]                                               $    (1,546,454)    $      (998,125)   $     (1,376,278)
                                                            ===============     ===============    ================

   BASIC AND DILUTED
     NET [LOSS] PER COMMON SHARE                             $         (.32)     $         (.21)   $           (.29)
                                                             ==============      ==============    ================

   WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC                                          4,823,304           4,823,304           4,818,304
                                                             ==============      ==============    ================

   WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - DILUTED                                        4,823,304           4,823,304           4,818,304
                                                             ==============      ==============    ================

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                         COMMON STOCK                                         TREASURY STOCK             TOTAL
                                  ------------------------     PAID-IN      RETAINED     --------------------------  STOCKHOLDERS'
                                     SHARES       AMOUNT       CAPITAL      EARNINGS        SHARES         AMOUNT        EQUITY
                                  ----------   -----------   -----------   -----------   -----------    -----------    -----------


BALANCE - JUNE 30, 2004            7,391,024   $    73,910   $10,559,445   $ 7,816,016    (2,585,220)   $(7,152,835)   $11,296,536

   Common Stock Options
     Exercised                        17,500           175        15,225            --            --             --         15,400

   Net [Loss]                             --            --            --    (1,376,278)           --             --     (1,376,278)
                                  ----------   -----------   -----------   -----------   -----------    -----------    -----------

BALANCE - JUNE 30, 2005            7,408,524        74,085    10,574,670     6,439,738    (2,585,220)    (7,152,835)     9,935,658

   Net [Loss]                             --            --            --      (998,125)           --             --       (998,125)
                                  ----------   -----------   -----------   -----------   -----------    -----------    -----------

BALANCE - JUNE 30, 2006            7,408,524        74,085    10,574,670     5,441,613    (2,585,220)    (7,152,835)     8,937,533

   Net [Loss]                             --            --            --    (1,546,454)           --             --     (1,546,454)
                                  ----------   -----------   -----------   -----------   -----------    -----------    -----------

BALANCE - JUNE 30, 2007            7,408,524   $    74,085   $10,574,670   $ 3,895,159    (2,585,220)   $(7,152,835)   $ 7,391,079
                                  ==========   ===========   ===========   ===========   ===========    ===========    ===========

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                    YEARS ENDED
                                                                                     JUNE 30,
                                                                ---------------------------------------------------
                                                                     2007              2006             2005
                                                                ----------------  ---------------  ----------------
OPERATING ACTIVITIES:
   Net [Loss]                                                   $     (1,546,454) $      (998,125) $     (1,376,278)
                                                                ----------------  ---------------  ----------------
   Adjustments to Reconcile Net [Loss] to Net Cash
     Provided by Operating Activities:
     Depreciation and Amortization                                       222,105          250,847           186,370
     Loss [Gain] on Sale of Equipment                                         --          (15,224)            2,584
     Provision for Doubtful Accounts                                    (153,472)          48,977            24,495
     Deferred Income Taxes                                                86,471               --            78,202
     Inventory Reserve Adjustment                                        (10,000)              --           (10,000)

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Accounts Receivable                                            (2,014,682)          35,328           355,132
       Inventories                                                     1,040,868           77,658          (437,850)
       Other Current Assets                                               60,981           16,375           (92,469)
       Other Assets                                                       95,495          (18,734)          (31,193)

     Increase [Decrease] in:
       Accounts Payable and Accrued Expenses                             567,517         (344,625)          182,583
       Income Taxes Payable                                               (8,042)         (10,381)           10,166
                                                                ----------------  ---------------  ----------------

     Total Adjustments                                                  (112,759)          40,221           268,020
                                                                ----------------  ---------------  ----------------

   NET CASH - OPERATING ACTIVITIES                                    (1,659,213)        (957,904)       (1,108,258)
                                                                ----------------  ---------------  -----------------

INVESTING ACTIVITIES:
   Capital Expenditures                                                  (93,353)        (137,607)         (452,266)
   Proceeds from Sale of Asset                                                --           41,000                --
                                                                ----------------  ---------------  ----------------

   NET CASH - INVESTING ACTIVITIES                                       (93,353)         (96,607)         (452,266)
                                                                ----------------  ---------------  ----------------

FINANCING ACTIVITIES:
   Floor Plan Payable - Net                                              180,513         (663,398)          232,884
   Stock Options Exercised                                                    --               --            15,400
                                                                ----------------  ---------------  ----------------

   NET CASH - FINANCING ACTIVITIES                                       180,513         (663,398)          248,284
                                                                ----------------  ---------------  ----------------

   NET [DECREASE] IN CASH AND CASH EQUIVALENTS                        (1,572,053)      (1,717,909)       (1,312,240)

CASH AND CASH EQUIVALENTS - BEGINNING
   OF YEARS                                                            4,034,495        5,752,404         7,064,644
                                                                ----------------  ---------------  ----------------

   CASH AND CASH EQUIVALENTS - END OF YEARS                     $      2,462,442  $     4,034,495  $      5,752,404
                                                                ================  ===============  ================

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                 YEARS ENDED
                                                                                   JUNE 30,
                                                                 ------------------------------------------
                                                                     2007            2006             2005
                                                                 -----------      ----------       --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the years for:
     Interest                                                   $   24,897        $     --         $    --
     Income Taxes                                               $       --        $     --         $    --


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



See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[1] NATURE OF OPERATIONS

TransNet Corporation ("TransNet" or the "Corporation") is a single-source provider of unified communication and information technology ("IT") products and solutions, and technology management services designed to enhance clients' return on investment in IT costs through enhancing the productivity and security of their information systems. Through its sales and service departments, TransNet provides IT products, technologies, solutions, and services for its customers throughout the entire "life cycle" of their IT systems by combining a wide array of value-added professional technical services with the sale of VoIP systems, hardware systems, network products, wireless networks and communication products, computer peripherals, and software. TransNet was incorporated in the State of Delaware in 1969. As used herein, the term "Corporation" shall refer to TransNet and where the context requires, shall include TransNet and its wholly-owned subsidiary, Century American Corporation. Century American Corporation, formerly a leasing subsidiary, is currently inactive.

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

[C] ACCOUNTS RECEIVABLE - Accounts receivable have been reduced by an allowance for doubtful accounts of $25,000 and $178,472 as of June 30, 2007 and 2006, respectively. The receivables secure borrowings under a floor plan financing agreement [See Note 6C].

[D] INVENTORIES - The Company's inventory is valued at the lower of cost [determined on the moving average-cost basis] or market. Inventory has been reduced by an allowance of $10,000 and $20,000 at June 30, 2007 and 2006, respectively. The inventory secures borrowings under a floor plan financing agreement [See Note 6C].

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

The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on per share amounts [i.e., increasing earnings per share or reducing loss per share]. The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognized the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. Equity instruments that may dilute earnings per share in the future are listed in Note 10.

[I] CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk of its customers establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is not significant. The Company places its cash with high credit financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risks. As of June 30, 2007, the Company had approximately $2,141,156 which is subject to such risk. The Company does not require collateral or other security to support financial instruments subject to credit risk.

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

[N] IMPAIRMENT OF LONG LIVED ASSETS - Certain long-term assets of the Company are reviewed quarterly as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 144, "Accounting for the Impairment or disposal of Long-Lived Assets." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. For the three year period ended June 30, 2007, the Company had not recognized an impairment of a long-lived asset.

[3] INVENTORIES

Inventories consist of the following at June 30, 2007 and 2006:

                                                  JUNE 30,
                                                  --------
                                           2007             2006
                                     --------------     --------------

Product Inventory                    $      475,050     $    1,340,488
Service Parts                                 5,777            181,207
Obsolesce Reserve                           (10,000)           (20,000)
                                     --------------     --------------

   TOTALS                            $      470,827     $    1,501,695
   ------                            ==============     ==============

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #4
--------------------------------------------------------------------------------


[4] PROPERTY, EQUIPMENT, DEPRECIATION AND AMORTIZATION

Property and equipment and accumulated depreciation and amortization as of June 30, 2007 and 2006 are as follows:

                                                                                      JUNE 30,
                                                                                      --------
                                                                                2007             2006
                                                                         ---------------    --------------
Automobiles                                                              $       291,967    $      291,967
Office Equipment                                                               2,190,487         2,122,980
Furniture and Fixtures                                                           344,009           344,009
Leasehold Improvements                                                           273,102           273,102
Computer Software                                                                227,446           201,600
                                                                         ---------------    --------------

Totals                                                                         3,327,011         3,233,658
Less:  Accumulated Depreciation and Amortization                               2,891,224         2,670,115
                                                                         ---------------    --------------

   PROPERTY AND EQUIPMENT - NET                                          $       435,787    $      563,543
   ----------------------------                                          ===============    ==============

Total depreciation and amortization expense amounted to $221,109, $249,851, and $185,378 for the years ended June 30, 2007, 2006 and 2005, respectively.

[5] INTANGIBLE ASSETS AND GOODWILL

In accordance with SFAS 142, we test, at least annually, our intangible assets and goodwill for impairment by comparing fair value to the carrying value. We determined that as of June 30, 2007 the carrying value of goodwill exceeded fair value by a total of $99,446, and that total was recorded as impairment. No impairment was computed for other intangible assets. The cost of the impairment is recorded within "Impairment of Goodwill" on the Consolidated Statement of Operations. No goodwill remains subsequent to the impairment.

The following intangible assets, goodwill and accumulated amortization as of June 30, 2007 and 2006 are included in other assets:

JUNE 30, 2007:                      WEIGHTED
-------------                        AVERAGE                                                         NET OF
                                   AMORTIZATION                                ACCUMULATED         ACCUMULATED
  INTANGIBLE ASSETS               PERIOD [YEARS]                   COST       AMORTIZATION        AMORTIZATION
  -----------------               --------------              -------------   --------------      -------------
Licenses                                     20               $      20,000   $       18,833      $       1,167
                                                              =============   ==============      =============

JUNE 30, 2006:                      WEIGHTED
-------------                        AVERAGE                                                         NET OF
                                   AMORTIZATION                                 ACCUMULATED        ACCUMULATED
  INTANGIBLE ASSETS               PERIOD [YEARS]                 COST         AMORTIZATION        AMORTIZATION
  -----------------               --------------              -------------   --------------      -------------
Licenses                                     20               $     20,000      $      17,833     $       2,167
Goodwill                                     --                    259,422            159,976            99,446
                                                              ------------      -------------     -------------

   TOTALS                                    20               $    279,422      $     177,809     $     101,613
   ------                                                     ============      =============     =============

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #5
--------------------------------------------------------------------------------

[5] INTANGIBLE ASSETS [CONTINUED]

The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of June 30, 2007 is a follows:

YEAR ENDED
JUNE 30,
---------
   2008                                     $     1,000
   2009                                             167
   2010                                              --
   2011                                              --
   2012                                              --
   Thereafter                                        --
                                            -----------

   TOTAL                                    $     1,167
   -----                                    ===========

For the years ended June 30, 2007, 2006 and 2005, amortization expense of intangible assets were $1,000, $1,000 and $1,000, respectively.

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

In addition to the annual base rent, the office and warehouse real estate lease requires the Company to pay for certain contingent expenses such as building maintenance, insurance and real estate taxes. Total contingent lease expenses were $82,879, $109,704, and $151,858 and for the years ended June 30, 2007, 2006 and 2005, respectively.

The Company maintains an operating lease for one piece of office equipment that expires during 2007. This piece of office equipment was replaced by a newer unit, under a new operating lease commencing in April of 2007. Office equipment lease expense was $17,304, $15,808, and $13,540 for the years ended June 30, 2007, 2006 and 2005, respectively.

The fixed annual base rent [exclusive of an annual cost of living adjustment and contingent usage charges] of the office, warehouse and equipment leases for the next five (5) years are as follows:

YEAR ENDED                                 REAL               OFFICE
JUNE 30,                                  ESTATE             EQUIPMENT
----------                            --------------       --------------
   2008                               $      185,605       $       7,104
   2009                                      185,605               7,104
   2010                                      185,605               7,104
   2011                                      123,737               7,104
   2012                                           --                  --
   Thereafter                                     --                  --
                                      --------------       -------------

     TOTALS                           $      680,552       $      28,416
     ------                           ==============       =============

Total rent expense was $185,608,$175,510, and $179,259 for the years ended June 30, 2007, 2006 and 2005, respectively.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #6
--------------------------------------------------------------------------------

[6] COMMITMENTS AND RELATED PARTY TRANSACTIONS [CONTINUED]

[B] EMPLOYMENT AGREEMENTS - The Company has entered into employment agreements with two officers of the Company which provide for salaries of $165,000 and $300,000 per annum. In addition, the agreements provide for a "Performance Bonus" based on percentages of two (2) to six (6) percent applied to certain levels of the Company pre-tax profits. There were no bonuses paid for each of the three years ending June 30, 2007. The Company executed an addendum to the original employment agreements which extend the provisions of the agreement through June 2008. Salary commitments under employment contracts for the next five fiscal years are as follows:

                                                       YEARS ENDED
                                                        JUNE 30
                                                       ----------

2008                                                   $  465,000
2009                                                           --
2010                                                           --
2011                                                           --
2012                                                           --
Thereafter                                                     --
                                                       ----------

   TOTAL                                               $  465,000
   -----                                               ==========

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

[C] FLOOR PLAN PAYABLE - The Company finances inventory purchases through a floor plan wholesale credit line with a finance company, which is secured by substantially all assets of the Company. At June 30, 2007, the Company had a maximum credit line of $2,500,000, of which $1,697,980 was unused. Provisions of the floor plan agreement provide that the lender may at its sole discretion from time to time determine the maximum amount of financing which it elects to extend based on certain eligible inventory and accounts receivable balances. The outstanding borrowing under the credit line at June 30, 2007 and 2006 was $802,020 and $621,507, respectively. Payments on the credit line are due currently and are interest free for a 30 day period. If not repaid in full, interest is calculated based on the average daily outstanding balance under the line of credit at a rate of the greater of 6% or the prime rate. The Company incurred $24,897 of interest expense related to the line of credit during fiscal 2007. Purchases made under the credit lines were repaid in full within the 30 day interest free repayment period during fiscal 2006 and 2005. The prime rate and the weighted average interest rate were approximately 14.75%, 8.00% and 6.00%, respectively at June 30, 2007, 2006 and 2005.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #7
--------------------------------------------------------------------------------


[7] INCOME TAXES

The provision for income taxes is summarized as follows:

                                                                                    YEARS  ENDED
                                                                                      JUNE 30,
                                                                  -------------------------------------------------
                                                                      2007              2006             2005
                                                                  --------------   --------------  ----------------
Current:
   Federal                                                        $           --   $           --  $       (509,989)
   State                                                                      --               --                --
                                                                  --------------   --------------  ----------------

   Current Provision                                                          --               --          (509,989)
                                                                  --------------   --------------  ----------------

Deferred:
   Federal                                                                73,610               --            66,472
   State                                                                  12,990               --            11,730
                                                                  --------------   --------------  ----------------

   Deferred Provision                                                     86,600               --            78,202
                                                                  --------------   --------------  ----------------

   INCOME TAX [BENEFIT]                                           $       86,600   $           --  $       (431,787)
   --------------------                                           ==============   ==============  ================

In fiscal 2005, the Company elected to carryback certain federal and state net operating losses. As a result, the Company received refunds of $509,090 on taxes paid in prior years.

The deferred tax asset and liability in the accompanying consolidated balance sheets include the following components:

                                                                                                JUNE 30,
                                                                                    ------------------------------
                                                                                         2007              2006
                                                                                    -------------     ------------

Net Operating Loss [NOL] Carry Forwards                                             $   2,022,382     $  1,370,002
Accounts Receivable Allowance                                                              49,839           71,389
Inventory Allowance                                                                        41,600            8,000
Inventory Capitalization                                                                    8,000           36,521
Depreciation and Amortization                                                             (14,007)         (23,735)
Other Temporary Differences                                                                 6,792            6,762
                                                                                    -------------     ------------

Deferred Tax Assets [Current]                                                           2,114,606        1,468,939
Valuation Allowance                                                                    (2,114,606)      (1,334,998)
                                                                                    -------------     ------------

   NET DEFERRED TAX ASSET                                                           $          --     $    133,941
   ----------------------                                                           =============     ============

Deferred Tax Liabilities [Non-Current]:
   Depreciation and Amortization                                                    $          --     $     47,470
                                                                                    =============     ============

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

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #8
--------------------------------------------------------------------------------


[7] INCOME TAXES [CONTINUED]

At June 30, 2007, the Company had approximately $4,865,000 of federal and state net operating losses with the following fiscal year expiration dates.

YEAR ENDED
JUNE 30,
--------
   2024                                          $      780,000
   2025                                               1,670,000
   2026                                                 975,000
   2027                                               1,440,000
                                                 --------------

   TOTAL                                         $    4,865,000
   -----                                         ==============

For the years ended June 30, 2007 and 2006, the Company increased [decreased] the valuation allowance on the deferred tax asset by $779,608 and $526,080, respectively.

The following is a reconciliation of income taxes at the U.S. statutory tax rate to the Company's effective income tax rate is as follows:

                                                                                      YEARS ENDED
                                                                                        JUNE 30,
                                                                     ----------------------------------------------
                                                                         2007             2006              2005
                                                                     -----------      -----------       -----------
U.S. Statutory Rate Applied to Pretax Income                               (35.0)%          (35.0)%           (35.0)%
State Taxes - Net of Federal Income Tax Benefit                             (6.0)            (6.0)
(6.0)
Effect of Valuation Allowance Change                                        47.4             41.0              45.0
Utilization of Net Operating Loss Carryback                                   --             --               (28.0)
                                                                     -----------      -----------       -----------

   INCOME TAX [BENEFIT] EXPENSE                                              6.4%            --%             (24.0)%
   ----------------------------                                      ===========      ===========       ===========

[8] EARNINGS PER SHARE

The following table reconciles the denominator of the diluted earnings per share computation as shown in the consolidated statement of operations.

                                                                                  YEARS ENDED JUNE 30,
                                                                         2007             2006              2005
                                                                     -----------      -----------       -----------
Diluted EPS Calculation:
   Weighted Average Basic Common Shares Outstanding                    4,823,304        4,823,304         4,818,304
   Weighted Average Effect of Common Stock Equivalents                        --               --                --
                                                                     -----------      -----------       -----------

   WEIGHTED AVERAGE DILUTED COMMON AND
     COMMON EQUIVALENT SHARES                                          4,823,304        4,823,304         4,818,304
     ------------------------                                        ===========      ===========       ===========

For each of the three years ended June 30, 2007, all common stock equivalents were considered anti-dilutive and not included in diluted earnings per share.

[9] DEFINED CONTRIBUTION PLANS

The Company adopted a defined contribution [401(k)] plan covering all eligible employees. Under the terms of the Plan, participating employees elect to contribute a portion of their salaries to the Plan. The Company matches up to a certain percentage of the employees' contribution. Expense for the years ended June 30, 2007, 2006 and 2005 was $73,832, $98,997, and $77,569, respectively.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #9
--------------------------------------------------------------------------------


[10] STOCKHOLDERS' RIGHTS PLAN AND 2000 STOCK OPTION PLAN

On February 6, 1990, the Board of Directors adopted a Stockholders' Rights Plan, which entitles the Right holder, upon the occurrence of specified triggering events, i.e., the acquisition by a person or group of beneficial ownership of 20% or more of outstanding shares; the commencement of a tender offer for 20% or more of outstanding shares [unless an offer is made for all outstanding shares at a price deemed by the Continuing Board to be fair and in the best interest of stockholders] and the determination by the Board that a person is an "Adverse Person," as defined in the Rights Agreement to purchase one share of common stock at an exercise price of $7.50 per share, or in certain "take over" situations, common stock equal in value to two times the exercise price. Subsequent to a triggering event, if the Company is acquired in a merger or other business transaction in which the Company is not the surviving corporation [unless Board approved], or 50% or more of the Company's assets or earning power is sold or transferred, each holder of a Right shall have the right to receive upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right. The Rights may be redeemed by the Company for $.01 per Right at any time prior to the determination of the Board that a person is an Adverse Person or ten days following a public announcement of the acquisition of, or commencement of a tender offer for, 20% of the outstanding common stock. The Plan initially expired in February 2000, but was extended to February 2010. No rights were outstanding under the Stockholders Rights Plan as of June 30, 2007.

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

Information related to stock options granted in connection with 2000 Stock Option Plan is as follows:

                                                         2000 PLAN
                                            -----------------------------------
                                                                  WEIGHTED
                                               NUMBER OF           AVERAGE
                                                SHARES         EXERCISE PRICE
                                                ------         --------------

Outstanding - July 1, 2004                        322,500               .88
   Granted                                         20,000              1.54
   Exercised                                      (17,500)              .88
   Forfeited/Canceled                              (1,500)               --
                                            -------------    --------------

Outstanding - June 30, 2005                       323,500               .92
   Granted                                             --                --
   Exercised                                           --                --
   Forfeited/Canceled                             (25,000)             1.41
                                            -------------    --------------

   Outstanding - June 30, 2006                    298,500               .88

   Granted                                             --                --
   Exercised                                           --                --
   Forfeited/Canceled                              (1,000)             1.41
                                            -------------    --------------

   OUTSTANDING - JUNE 30, 2007                    297,500    $          .88
   ---------------------------              =============    ==============

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #10
--------------------------------------------------------------------------------


[10] STOCKHOLDERS' RIGHTS PLAN AND 2000 STOCK OPTION PLAN [CONTINUED]

The following is a transaction summary on non-incentive stock options granted to non-employees at fair market value of the common stock at date of grant:

                                                                  WEIGHTED
                                               NUMBER OF           AVERAGE
                                                SHARES         EXERCISE PRICE
                                                ------         --------------

Outstanding - July 1, 2004                         75,000     $        1.59
   Granted                                             --                --
   Exercised                                           --                --
   Forfeited/Canceled                             (75,000)            (1.59)
                                            -------------     -------------

Outstanding - June 30, 2005                            --                --
   Granted                                             --                --
   Exercised                                           --                --
   Forfeited/Canceled                                  --                --
                                            -------------     -------------

Outstanding - June 30, 2006                            --                --
   Granted                                             --                --
   Exercised                                           --                --
   Forfeited/Canceled                                  --                --
                                            -------------     -------------

OUTSTANDING - JUNE 30, 2007                            --     $          --
---------------------------                 =============     =============

The following table summarizes information about stock options outstanding at June 30, 2007:

                                            OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                             ----------------------------------------------      --------------------------
                                                 WEIGHTED-
                                                  AVERAGE         WEIGHTED-                       WEIGHTED-
                                                 REMAINING         AVERAGE                         AVERAGE
         RANGE OF              NUMBER           CONTRACTUAL       EXERCISE         NUMBER         EXERCISE
      EXERCISE PRICES        OF OPTIONS            LIFE             PRICE        OF OPTIONS         PRICE
      ---------------        ----------            ----             -----        ----------         -----

           $.88                297,500              3.5              $.88          297,500           $.88

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

                                                2007         2006         2005
                                                ----         ----         ----

Expected Option Term (Years)                     N/A          N/A         2.0
Years
Risk-Free Interest Rate (%)                      N/A          N/A         3.50%
Expected Volatility (%)                          N/A          N/A         47%
Expected Dividend                                N/A          N/A         None

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

                                                                   2005
                                                                   ----

Net [Loss]:
   As Reported                                               $    (1,376,278)
   Compensation Expense for Stock Options                             (7,929)
                                                             ---------------

   Pro Forma Net [Loss]                                      $    (1,384,207)
                                                             ===============

Basic [Loss] Per Share as Reported                           $         (.29)
Pro Forma Basic [Loss] Per Share                             $         (.29)
Diluted [Loss] Per Share as Reported                         $         (.29)
Pro Forma Diluted [Loss] Per Share                           $         (.29)

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

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #12
--------------------------------------------------------------------------------


[13] SIGNIFICANT CUSTOMERS

During 2007, one customer accounted for 10% of our revenues. During 2006, no customer, accounted for 10% or more of revenue, and during 2005 one customer accounted for approximately 18% of our revenues.

We derive a significant amount of our revenue from a relatively small number of clients. If we were to lose one or more of these clients , and the business were not replaced, it could have an adverse impact on our results of operations and our financial condition.

While one customer currently accounts for 10% or more of our revenues, our top ten clients also account for a significant amount of our business. Although we anticipate our business to continue with these clients, the loss of any large client could have an adverse impact on our Corporation's results of operations if that revenue stream was not replaced from alternative sources.

[14] BUYING AGREEMENT

During the year ended June 30, 2007 and 2006, the Company purchased approximately $14,200,000 and $13,000,000 of hardware from one vendor at discounted prices under a buying agreement. Should the buying agreement be terminated, the Company may not be able to obtain purchases from another supplier at comparable terms.

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

[16] NEW AUTHORITATIVE PRONOUNCEMENTS

In July 2006, the FASB issued SFAS Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. We first will be required to determine whether it is more likely than not that a tax position, if any, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the "more likely than not" recognition threshold will then be measured to determine the amount of benefit to recognize in the financial statements based upon the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that FIN 48 may have on its financial statements.

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

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #13
--------------------------------------------------------------------------------


[17] SELECTED QUARTERLY FINANCIAL DATA [UNAUDITED]

                                                         THREE MONTHS ENDED
                                 ---------------------------------------------------------------
                                 SEPTEMBER 30,    DECEMBER 31,       MARCH 31,          JUNE 30,         FISCAL YEAR
                                     2006             2006             2007               2007               2007
                                     ----             ----             ----               ----               ----

Net Revenues                     $  8,371,322    $  7,780,308     $  6,731,842       $  8,681,860       $  31,565,332
Gross Profit                     $  1,601,323    $  1,162,970     $    959,728       $  1,128,648       $   4,852,669
Net Income [Loss]                $      7,730    $   (182,262)    $   (564,266)      $   (807,656)      $  (1,546,454)
Net Income [Loss] Per
   Common Share:
   Basic and Diluted             $        .00    $      (.04)     $      (.12)       $      (.16)       $       (.32)

                                                         THREE MONTHS ENDED
                                 ---------------------------------------------------------------
                                 SEPTEMBER 30,    DECEMBER 31,       MARCH 31,          JUNE 30,         FISCAL YEAR
                                     2005             2005             2006               2006               2006
                                     ----             ----             ----               ----               ----

Net Revenues                     $ 11,081,859    $  8,504,034     $  8,343,058       $  7,486,211       $  35,415,162
Gross Profit                     $  1,865,016    $  1,753,017     $  1,767,148       $    587,423       $   5,972,604
Net Income [Loss]                $     78,481    $     52,298     $     27,881       $ (1,156,785)      $    (998,125)
Net Income [Loss] per
   Common Share:
   Basic & Diluted               $       0.02    $       0.01     $       0.01       $     (0.25)       $      (0.21)

                                                         THREE MONTHS ENDED
                                 ---------------------------------------------------------------
                                 SEPTEMBER 30,    DECEMBER 31,       MARCH 31,          JUNE 30,         FISCAL YEAR
                                     2004             2004             2005               2005               2005
                                     ----             ----             ----               ----               ----

Net Revenues                     $ 10,693,227    $  7,663,278     $  7,414,897       $  8,269,589       $  34,040,991
Gross Profit                     $  1,745,220    $  1,346,148     $  1,193,334       $    645,982       $   4,930,684
Net Income [Loss]                $    164,400    $   (141,212)    $   (420,279)      $   (979,187)      $  (1,376,278)
Net Income [Loss] Per
   Common Share:
   Basic and Diluted             $        .03    $      (.03)     $      (.09)       $      (.20)       $       (.29)




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






                                            MOORE STEPHENS, P. C.
                                            Certified Public Accountants
Cranford, New Jersey
August 28, 2007

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED JUNE 30, 2007, 2006 AND 2005.
--------------------------------------------------------------------------------

              (A)                                      (B)               (C)                 (D)             (E)

                                                   BALANCE AT        CHARGED TO          DEDUCTIONS        BALANCE
                                                    BEGINNING         COST AND          TO VALUATION       AT END
          DESCRIPTION                               OF PERIOD         EXPENSES            ACCOUNTS        OF PERIOD
          -----------                               ---------         --------            --------        ---------

Year Ended June 30, 2007
   Allowance for Doubtful Accounts              $       178,472  $          60,000  $        (213,472)  $        25,000
   Deferred Tax Asset Valuation
     Allowance                                        1,334,998            779,608                 --         2,114,606
   Inventory Reserve                                     20,000                 --            (10,000)           10,000
                                                ---------------  -----------------  -----------------   ---------------

   TOTALS                                       $     1,533,470  $         839,608  $        (223,472)  $     2,149,606
   ------                                       ===============  =================  =================   ===============

Year Ended June 30, 2006
   Allowance for Doubtful Accounts              $       129,500  $          60,000  $         (11,028)  $       178,472
   Deferred Tax Asset Valuation
     Allowance                                          808,918            526,080                 --         1,334,998
   Inventory Reserve                                     20,000                 --                 --            20,000
                                                ---------------  -----------------  -----------------   ---------------

   TOTALS                                       $       958,418  $         586,080  $         (11,028)  $     1,533,470
   ------                                       ===============  =================  =================   ===============

Year Ended June 30, 2005
   Allowance for Doubtful Accounts              $       105,000  $          24,500  $              --   $       129,500
   Deferred Tax Asset Valuation
     Allowance                                          881,517                 --            (72,599)          808,918
   Inventory Reserve                                     30,000                 --            (10,000)           20,000
                                                ---------------  -----------------  -----------------   ---------------

   TOTALS                                       $     1,016,517  $          24,500  $         (82,599)  $       958,418
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

ITEM 9A. CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Corporation have concluded, based on their evaluation as of June 30, 2007, that the Corporation's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Corporation are as follows:

         Name                  Position
         ----                  --------

John J. Wilk                   Chairman of the Board and Chief Financial Officer
Steven J. Wilk                 President, Chief Executive Officer, and Director
Jay A. Smolyn                  Vice President, Operations and Director
Vincent Cusumano (a)(c)        Director
Earle Kunzig (a)(d)            Director
Raymond J. Rekuc (b)           Director
Susan Wilk                     Director and Secretary

-----------------
     (a) Member of the Audit Committee

     (b) Chairman of the Audit Committee.

     (c) Member of the Compensation Committee.

     (d) Chairman of the Compensation Committee.

     The Board of Directors has established an audit committee and a compensation committee. Additional information concerning each of the committees and the directors serving such committees follows.

     The audit committee is responsible for review of the Company's auditing, accounting, financial reporting and internal control functions and for the selection, approval and recommendation of independent accountants to the Board of Directors. In addition, the audit committee is expected to monitor the quality of the Company's accounting principles and financial reporting as well as the independence of, and the non-audit services provided by, the Company's independent accountants. The Board of Directors has adopted a written charter for the audit committee. The audit committee is comprised of Messrs. Rekuc (Chairman), Cusumano and Kunzig, all of whom are independent directors in accordance with the definition of "independent director" established by the corporate governance rules of The NASDAQ National Market. (Although the Company's Common Stock is not quoted on the NASDAQ National Market, the Company has used the NASDAQ National Market's independence criteria in making this judgment in accordance with applicable SEC rules.) The Board has determined that Mr. Rekuc is its audit committee financial expert.

     The compensation committee reviews, evaluates, and advises the Board of Directors in matters relating to the Company's compensation of and other employment benefits for executive officers. The compensation committee is comprised of Messrs. Kunzig (Chairman) and Mr. Cusumano.

     Set forth below is biographical information regarding directors and executive officers of the Company. Unless otherwise noted, each director has held the indicated position for at least five years.

         JOHN J. WILK*, 79, was the President and Chief Executive Officer of TransNet since its inception in 1969 until May 1986, when he was elected as Chairman of the Board of Directors.

         STEVEN J. WILK*, 50, has been the President and Chief Executive Officer of TransNet since May 1986. He was elected as a director of TransNet in April 1989.

         JAY A. SMOLYN, 51, has been employed at TransNet since 1976 and in April 1985 became Vice President, Operations. He was elected as a director of TransNet in March 1990.

         VINCENT CUSUMANO, 71, has served as a director of TransNet since 1977. He is the President and Chief Executive Officer of Cusumano Perma-Rail Corporation of Roselle Park, New Jersey, distributors and installers of exterior iron railings.

         EARLE KUNZIG, 68, has served as a director of TransNet director since 1976. He is Vice President of Sales and a principal of Hardware Products Sales, Inc., Wayne, New Jersey, a broker of used computer equipment and provider of computer maintenance services.

         RAYMOND J. REKUC, 61, has served as a director of TransNet since 1983. He is the principal of Raymond J. Rekuc, Certified Public Accountant, an accounting firm located in Washington Township, New Jersey. Mr. Rekuc is a member of the American Institute of Certified Public Accountants and the New Jersey Society of Certified Public Accountants.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Corporation pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, the Corporation believes that with respect to fiscal 2007, its officers, directors and beneficial owners of more than 10% of its equity timely complied with all applicable Section 16(a) filing requirements.

CODE OF ETHICS

         The Corporation adopted a Code of Ethics that applies to the Corporation's executive officers, chief financial officer, and controller, as well as all its employees. The Code of Ethics was attached as an exhibit to the Form 10-K for the fiscal year ended June 30, 2004. A copy of the Code of Ethics is available at no cost by writing to: TransNet Corporation, Attn: Investor Relations, 45 Columbia Road, Somerville, New Jersey 08876.

ITEM 11. EXECUTIVE COMPENSATION


COMPENSATION DISCUSSION AND ANALYSIS

PHILOSOPHY

         The Compensation Committee of our Board of Directors is responsible for establishing and evaluation our policies governing the compensation of our executive officers. The Compensation Committee ensures that the total compensation paid to our executive officers is fair, reasonable, and competitive. The Committee's members are independent directors. The Chief Executive Officer may make recommendations with respect to those executives whose compensation is determined by the Committee. The Compensation Committee recommends any modification of compensation to the Board of Directors, which must approve any such modification

         The Corporation's executive compensation philosophy is to attract and retain executive officers and to align interests of our executive officers with those of our shareholders and the Corporation's business strategy and results. Accordingly, compensation is linked to individual and corporate performance. Our executive compensation program provides annual cash compensation, in the form of a competitive base salary and inventive bonuses to motivate our executives to deliver on business performance goals.

BASE SALARY

         The base salary is designed to attract and retain experienced executive officers who will establish corporate strategy and goals. While the initial base salary was determined by an assessment of competitive market levels at comparable companies and is included in the employment agreement for each of our named executive officers, the factors used in determining increases in base salary which individual performance, change in role and/or responsibility, and changes in the competitive market environment. The Compensation Committee reviews base salary on an annual basis, and considers certain quantitative factors, including the Corporation's financial, strategic, and operating performance for the year. The qualitative criteria include leadership qualities and management skills, as exhibited by each executive officer's respective innovations, time and effort devoted to the Corporation, and other general considerations. The Compensation Committee of the Board of Directors also takes notice of comparable remuneration of other CEO's at similar companies.

         The amount of base salary paid to the named executive officers during fiscal 2007 is shown in the Summary Compensation Table below.

INCENTIVE BONUS

         The annual cash incentive bonus is designed to reward the executive officers for the achievement of performance objectives and corporate profits. The amounts of the bonus are determined by formulas set forth in the executive's employment agreement tied to the pre-tax profits of the Corporation.

         No bonuses were paid for fiscal 2007.

OTHER BENEFITS

         TransNet maintains a 401(k) plan in which all full-time employees, including our named executive officers, who are at least 21 years of age and have at least three months of service, are eligible to participate. In 2007, the Corporation contributed the amounts indicated in the Summary Compensation Table below, based upon formulas applicable to all participating employees.

HEALTH AND WELFARE BENEFITS

         All full-time employees, including our named executive officers, may participate in our health and welfare benefit programs, including medical, dental and vision care coverage, term life and disability insurance. None of the Corporation's group life, health, dental, and medical reimbursement plans discriminate in scope, terms of operation, in favor of the executive officers or directors of the Corporation and are generally available to all full-time employees.

EMPLOYMENT CONTRACTS WITH EXECUTIVE OFFICERS

         TransNet has employment contracts in effect with Steven J. Wilk and Jay
A. Smolyn that expire on June 30, 2008. Pursuant to the employment contracts, Steven J. Wilk's annual salary is "at least" $300,000 and Mr. Smolyn's salary is "at least" $165,000 or, in each case, such greater amount as may be approved from time to time by the Board of Directors. The Compensation Committee annually reviews the base salary of each executive officer, and determines whether to recommend an increase to the Board of Directors. The contracts also provide for additional incentive bonuses to be paid with respect to each of the Corporation's fiscal years based upon varying percentages of the Corporation's consolidated pre-tax income exclusive of extraordinary items (3% of the first $500,000, 4% of the next $500,000, 5% of the next $4,000,000 and 6% of amounts in excess of $5,000,000 for Steven J. Wilk, and 2% of pre-tax income in excess of $100,000 to the first $500,000 and 3% in excess of $500,00 for Mr. Smolyn). Steven J. Wilk's employment contract provides for a continuation of full amount of salary payments for 6 months and 50% of the full amount for the remainder of the term in the event of illness or injury. In addition, the employment contracts contain terms regarding the event of a hostile change of control of the Corporation and a resultant termination of the employee's employment prior to expiration of the employment contract. These provisions are summarized in the "Potential Payments upon Termination or Change in Control" section below.

PERQUISITES

         Pursuant to their employment agreements, Steven Wilk and Jay Smolyn are each provided with the use of a company car for business purposes.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No member of our Compensation committee is or was an officer of TransNet, nor had any relationship requiring disclosure under Item 13 of this Annual Report on Form 10-K. In addition, during fiscal 2007, there were no compensation committee interlocks.


                          COMPENSATION COMMITTEE REPORT

         The compensation committee of our Board of Directors has reviewed and discussed the "Compensation Discussion and Analysis" required by Item 402(b) of Regulation S-K with management, and, based upon such review and discussion, the Compensation Committee recommended to our Board of Directors that the "Compensation Discussion and Analysis" be included in this Annual Report on Form 10-K.

                                                      Earle Kunzig, Chairman
                                                            Vincent Cusumano



                                          SUMMARY COMPENSATION TABLE

    Name and Principal                                                         All Other
         Position            Year            Salary (a)         Bonus       Compensation (b)        Total
         --------           ------           -----------        -----       ------------            -----
Steven J. Wilk                  2007               $300,000      $0                  17,003(c)        $317,003
  President and Chief
   Executive Officer

Jay A. Smolyn                   2007               $180,000      $0                 $2,000 (d)        $182,000
  Vice President,
  Operations


John J. Wilk                    2007                $85,000      N/A                       (e)         $85,000
  Principal Financial
  Officer

(a) Amounts in this column represent gross salary earned for the fiscal year ended June 30, 2007.

(b) Amounts in this column include payments made to the named officer's 401(k) plan, and expenses of the Corporation related to the use of the company car.

(c) Payments in this column include payment of $1,902 made to Mr. Wilk's 401(k) plan, and $15,101 attributable to the use of a company car pursuant to his employment agreement. The cost was based upon the Corporation's depreciation cost of the car for fiscal 2007.

(d) This amount represents the Corporation's contribution to Mr. Smolyn's 401(k) plan. Other compensation/benefits did not exceed $10,000.

(e)  Other compensation/benefits for John Wilk did not exceed $10,000.


STOCK OPTIONS

         TransNet's Stock Option Plan provides for the grant of both Non-qualified Stock Options and Incentive Stock Options, as the latter is defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as providing for the granting of Restricted Stock and Deferred Stock Awards, covering, in the aggregate, 500,000 shares of the Company's Common Stock. The purpose of the Plan is to advance the interests of the Company and its shareholders by providing additional incentives to the Company's management and employees, and to reward achievement of corporate goals.

         Awards under the Plan may be made or granted to employees, officers, directors and consultants, as selected by the Board. The Plan is administered by the entire Board of Directors. All full-time employees and directors and officers of the Company are eligible to participate in the Plan.

         No options were granted during fiscal 2007. None of our named executive officers exercised any stock options during the fiscal year ended June 30, 2007.


                                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                           Number of Securities     Number of Securities
                          Underlying Unexercised   Underlying Unexercised
                                  Options                  Options           Option Exercise   Option Expiration
Name                          Exercisable (a)           Unexercisable             Price               Date
----                          ---------------           -------------             -----               ----
     Steven J. Wilk               100,000                   - 0-                  $0.88            1/10/2011
     Jay A. Smolyn                50,000                    - 0-                  $0.88            1/10/2011


POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

         As stated above, the employment contracts for Messrs. S. Wilk and Smolyn contain terms regarding the event of a hostile change of control of the Corporation and a resultant termination of the employee's employment prior to expiration of the employment contract. These terms provide that Mr. Smolyn would receive a lump sum payment equal to 80% of the greater of his then current annual salary or 80% of his previous calendar year's gross wages including the additional incentive compensation multiplied by the lesser of five or the number of years remaining in the contract. In the case of Steven J. Wilk, the contract provides that in the event of termination of employment due to a hostile change in control, he may elect to serve as consultant at his current salary and performance bonus for a period of five years beginning at the date of the change in control, or he may elect to receive a lump sum payment which would be the greater of 80% of his then current salary or 80% of his previous year's gross wages times the lesser of five or the number of years remaining in the contract. The contract for Mr. Smolyn provides that the Corporation may terminate his employment, with or without cause. If said termination is without cause, the Corporation shall pay the Employee an amount equal to compensation payable for a period of one-half of the contract period remaining, not to exceed compensation for 18 months. Steven J. Wilk's employment agreement provides that should the Corporation terminate his employment (other than for the commission of willful criminal acts), he may elect to continue as a consultant to the Corporation at his then current compensation level, including the performance bonus, for the lesser of two (2) years or the remainder of the contract term or he may elect to receive a lump sum payment equal to eighty percent of his then current salary plus incentive bonus times the lesser of two (2) years or the remainder of the contract. No payment would be made if either named officer resigned.

         The payments that would be made to these officers if termination had occurred at June 30, 2007 would be as follows:

         Steven J. Wilk:

            o hostile change of control - election by Mr. Wilk to either serve as a consultant for five years at $300,000 per year; or to elect a lump-sum payment of $240,000

            o termination by the Corporation of employment (other than for willful commission of criminal acts): election by Mr. Wilk to either serve as a consultant for one year at a salary of $300,000 per year; or elect a lump-sum payment of $480,000


         Jay Smolyn:

            o   hostile change of control - a lump-sum payment of $144,000

            o   termination by the Corporation without cause: $90,000

            o   termination by the Corporation with cause: $0

         Continuation of health benefits would be available under COBRA.

DIRECTOR COMPENSATION

         Directors who are salaried employees receive no additional compensation for services as a director or as a member of any committee of the board of directors. Directors who are not officers or employees of the Company receive an annual retainer of $5,000. Such directors do not receive additional fees for their service on a committee of the board of directors. During fiscal 2007, the Company paid an annual retainer fee of $5,000 to each of its three outside directors.

                                           DIRECTOR COMPENSATION

                             Fees Earned of Paid in
Name                                   Cash              All Other Compensation              Total
----                                   ----              ----------------------              -----
Vincent Cusumano                      $5,000                       $0                       $5,000
Earle Kunzig                           5,000                       $0                        5,000
Raymond J. Rekuc                       5,000                       $0                        5,000
John J. Wilk                            $0                         $0                         $0
Steven J. Wilk                          $0                         $0                         $0
Jay A. Smolyn                           $0                         $0                         $0
Susan M. Wilk                           $0                         $0                         $0


CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH RELATED PERSONS

         During fiscal 2007, the Corporation did not enter into any transaction with related persons that would be required to be disclosed under this caption pursuant to Item 404(a) of Regulation S-K. See Item 13 for discussion of the lease by of the Corporation of its premises from an entity controlled by two officers and directors.

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

         The Corporation's independent directors, who comprise its Audit Committee, are required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K).


PERFORMANCE GRAPH


COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among TransNet Corporation, The Russell 2000 Index
And The RDG Technology Composite Index

------------------------------------------------------------------------------------------------------------------
                                                 6/02        6/03        6/04        6/05        6/06        6/07
------------------------------------------------------------------------------------------------------------------

TRANSNET CORPORATION                           100.00      101.71      137.93      131.70      111.24      115.69
RUSSELL 2000                                   100.00       98.36      131.18      143.57      164.50      191.53
RDG TECHNOLOGY COMPOSITE                       100.00      107.97      135.34      132.49      139.20      173.49

* $100 invested on 6/30/02 in stock or index-including reinvestment of dividends.
Fiscal year ending June 30.


                                                             Begin:   6/30/2002
                                                        Period End:   6/30/2007
Transnet -NASB                                                 End:   6/30/2007
C000023428

                                       Beginning
              Transaction   Closing      No. Of     Dividend    Dividend     Shares      Ending    Cum. Tot.
   Date*         Type       Price**    Shares***   per Share      Paid     Reinvested    Shares      Return
   -----         ----       -------    ---------   ---------      ----     ----------    ------      ------

   30-Jun-02     Begin          1.170       85.47                                          85.470      100.00

   30-Jun-03   Year End         1.190       85.47                                          85.470      101.71

   12-May-04   Dividend         1.700       85.47        0.07        5.98       3.519      88.989      151.28
   30-Jun-04   Year End         1.550       88.99                                          88.989      137.93

   30-Jun-05   Year End         1.480       88.99                                          88.989      131.70

   30-Jun-06   Year End         1.250       88.99                                          88.989      111.24

   30-Jun-07      End           1.300       88.99                                          88.989      115.69


* Specified ending dates or ex-dividends dates.
** All Closing Prices and Dividends are adjusted for stock splits and stock dividends.
***'Begin Shares' based on $100 investment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS AND STOCKHOLDINGS OF MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 2007 by (i) each holder known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's directors and named executed officers individually, and (iii) all directors and officers of the Company as a group.

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

Anthony Chiarenza (a)                      420,000 (b)             8.7% (c)

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
as a group (seven persons)
-----------------------------------------

(a) Based upon a Schedule 13G/A filed by Anthony Chiarenza and Key Equity Investors, Inc. on January 3, 2007. The address for both is 63-54 82nd Place, Middle Village, New York 11379.

(b) Includes 338,00 shares of the Corporation's Common Stock held by Mr. Chiarenza, and 82,000 shares held by Key Equity Investors, Inc., of which Mr. Chiarenza is President, Chairman, and Chief Executive Officer. As a result of his positions, Mr. Chiarenza is deemed to have beneficial ownership of shares held by Key Equity Investors, Inc.

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

*  Less than 1%.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

         In December 2003, East Coast Property Management, LLC, ("East Coast"), a limited liability corporation owned by Steven J. Wilk and Jay A. Smolyn, executive officers and directors of the Corporation, purchased the property occupied by the Corporation and assumed the "net-net" lease held by the former owner. In April 2004, a lease was executed by East Coast and the Corporation. The annual rental payment to be made by the Corporation to East Coast in 2007 was $185,605, and will be $185,605 in 2008. See Footnote [6][A] to the Consolidated Financial Statements for additional information.

         During fiscal 2007, the Corporation did not enter into any transaction with related persons that would be required to be disclosed under this caption pursuant to Item 404(a) of Regulation S-K. It is the practice of the Corporation that its independent directors, who comprise its Audit Committee, are required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K). The transaction must then be approved by the disinterested members of the Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         The following table sets forth the aggregate fees billed to the Corporation by Moore Stephens during fiscal 2007 and 2006.

                                            2007                       2006
                                            ----                       ----

       AUDIT FEES                          $57,500                   $54,500
       AUDIT RELATED FEES                  $16,000                   $13,500
       TAX FEES                             $7,500                    $8,250
       ALL OTHER FEES                            0                         0

       TOTAL                               $81,000                   $76,250

The audit committee pre-approves all audit and permissible non-audit services provided to the Corporation by Moore Stephens. The non-audit services include audit-related services, tax services and other services.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

    o  Independent Auditor's Report.

    o  Consolidated Balance Sheets as of June 30, 2007 and June 30, 2006.

    o Consolidated Statements of Operations for the Years Ended June 30, 2007, 2006 and 2005.

    o Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2007, 2006 and 2005.

    o Consolidated Statements of Cash Flows for the Years Ended June 30, 2007, 2006 and 2005.

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

    10.6 Lease between TransNet Corporation        Exhibit 10.6 to Annual Report
    and East Coast Management, LLC                 on Form 10-K for year ended
                                                   June 30, 2004

    14  Code of Ethics                             Exhibit 14 to Annual Report on
                                                   Form 10-K for year ended
                                                   June 30, 2004

(b) REPORTS ON FORM 8-K

    On May 17, 2007, TransNet Corporation filed a Form 8-K on Item 7 to report that it issued a press release announcing the results of the third quarter and nine-month period ended March 31, 2007.

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

REGISTRANT:                              TRANSNET CORPORATION



Date:   September 27, 2007               BY /s/ Steven J. Wilk
                                         ---------------------------------------
                                         Steven J. Wilk
                                         Chief Executive Officer


Date:   September 27, 2007               BY /s/ John J. Wilk
                                         ---------------------------------------
                                         John J. Wilk
                                         Chief Financial and Accounting Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



By /s/ Steven J. Wilk                           Date:  September 27, 2007
-----------------------------------------
       Steven J. Wilk, Director


By /s/ John J. Wilk                             Date:  September 27, 2007
-----------------------------------------
       John J. Wilk, Director


By /s/ Jay A. Smolyn                            Date:  September 27, 2007
-----------------------------------------
       Jay A. Smolyn, Director


By /s/ Raymond J. Rekuc                         Date:  September 27, 2007
-----------------------------------------
       Raymond J. Rekuc, Director


By /s/ Vincent Cusumano                         Date:  September 27, 2007
-----------------------------------------
       Vincent Cusumano, Director


By /s/ Earle Kunzig                             Date:  September 27, 2007
-----------------------------------------
       Earle Kunzig, Director


By /s/ Susan M. Wilk                            Date:  September 27, 2007
-----------------------------------------
       Susan M. Wilk, Director