Form 10-Q
period 2007-09-30
TRANSNET CORP
filed 2007-11-14
CIK 99313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
                               ------------------

                                       Or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to _________________

Commission File No. 0-8693
                    --------------


                              TRANSNET CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    22-1892295
--------------------------------            ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

45 Columbia Road, Somerville, New Jersey                08876-3576
----------------------------------------              --------------
(Address of principal executive offices)                (Zip Code)

Registrant's Telephone Number, Including Area Code:    908-253-0500
                                                     ----------------

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

                                                           Yes __X__    No ____

      Indicate by check mark whether the registrant is an accelerated filed
                 (as defined in Rule 12b-2 of the Exchange Act)

                                                           Yes ____     No __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 2007: 4,823,304.

                              TRANSNET CORPORATION
                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION

        Consolidated Balance Sheets
             September 30, 2007 (unaudited) and June 30, 2007              1

        Consolidated Statements of Operations (unaudited)
             Three Months Ended September 30, 2007 and 2006                2

        Consolidated Statements of Cash Flows (unaudited)
             Three Months Ended September 30, 2007 and 2006                3

        Notes to Consolidated Financial Statements                         4

    Item 2.  Management's Discussion and Analysis                          7

    Item 4.  Controls and Procedures                                      12


PART II.  OTHER INFORMATION
-------   -----------------

    Item 6.  Exhibits and Reports on Form 8-K                             13

    Signatures                                                            13
    Certifications                                                        14



                                       i.

                       TRANSNET CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                         September 30,               June 30,
                                                             2007                      2007
                                                       ------------------       ------------------
                                                          (unaudited)
ASSETS:
CURRENT ASSETS

Cash and Cash Equivalents                               $     1,991,447          $     2,462,442
Accounts Receivable - Net                                     8,247,641                5,606,680
Inventories                                                     843,945                  470,827
Other Current Assets                                             84,817                    9,032
                                                       ------------------       ------------------

TOTAL CURRENT ASSETS                                    $    11,167,850               $8,548,981

PROPERTY AND EQUIPMENT - NET                                    385,811                  435,787

OTHER ASSETS                                                    184,274                  183,544
                                                       ------------------       ------------------

TOTAL ASSETS                                            $    11,737,935          $     9,168,312
                                                       ==================       ==================

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts Payable                                        $       675,688                  741,993
Accrued Expenses                                                374,586                  231,651
Income Taxes Payable                                                  0                    1,569
Floor Plan Payable                                            3,264,688                  802,020
                                                       ------------------       ------------------

TOTAL CURRENT LIABILITIES                               $     4,314,962          $     1,777,233

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Capital Stock - Common, $.01 Par Value,
Authorized 15,000,000 Shares; Issued 7,408,524
at September 30, 2007 and June 30, 2007
[of which 2,585,220 are in Treasury at September 30,
2007 and June 30, 2007]                                          74,085                   74,085

Paid-in Capital                                              10,574,670               10,574,670

Retained Earnings                                             3,927,053                3,895,159
                                                       ------------------       ------------------

Totals                                                       14,575,808               14,543,914
Less: Treasury Stock - At Cost                               (7,152,835)              (7,152,835)
                                                       ------------------       ------------------

TOTAL STOCKHOLDERS' EQUITY                                    7,422,973                7,391,079
                                                       ------------------       ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $11,737,935          $     9,168,312
                                                       ==================       ==================

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                              2007                     2006
                                                              ----                     ----
REVENUE
Equipment                                               $     5,736,091          $     5,008,754
Services                                                      3,270,905                3,362,568
                                                       ------------------       ------------------

Total Revenue:                                                9,006,996                8,371,322
                                                       ------------------       ------------------

COST OF REVENUE
Equipment                                                     5,109,939                4,356,160
Services                                                      2,209,385                2,413,839
                                                       ------------------       ------------------

Total Cost of Revenue                                         7,319,324                6,769,999
                                                       ------------------       ------------------

Gross Profit                                                  1,687,672                1,601,323

Selling, General and Administrative Expenses                  1,670,150                1,615,922
                                                       ------------------       ------------------

Operating Income                                                 17,522                  (14,599)
                                                       ------------------       ------------------

OTHER INCOME (EXPENSE):
Interest Income                                                  14,372                   22,329
                                                       ------------------       ------------------

Income Before Tax Expense                                        31,894                    7,730

Income Tax (Benefit)                                                 --                       --
                                                       ------------------       ------------------

Net Income                                              $        31,894          $         7,730
                                                       ==================       ==================

Basic Net Income Per Common Share                                 $0.01          $          0.00
                                                       ==================       ==================

Diluted Net Income Per Common Share                               $0.01          $          0.00
                                                       ==================       ==================

Weighted Average Common Shares Outstanding - Basic            4,823,304                4,823,304
                                                       ==================       ==================

Weighted Average Common Shares Outstanding - Diluted          4,907,958                4,913,328
                                                       ==================       ==================

See Notes to Consolidated Financial Statements.

                      TRANSNET CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                              2007                     2006
                                                              ----                     ----
OPERATING ACTIVITIES:
Net Income                                              $        31,894                   $7,730
                                                       ------------------       ------------------
Adjustments to Reconcile Net Income to Net Cash:
Depreciation and Amortization                                    57,750                   51,258
Provision for Doubtful Accounts                                      --                   15,000
Inventory Reserve Adjustment                                         --                   12,000

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable                                          (2,640,962)              (1,960,181)
Inventory                                                      (373,118)                 723,601
Other Current Assets                                            (74,122)                 (67,298)
Other Assets                                                       (979)                    (860)

Increase (Decrease) in:
Accounts Payable and Accrued Expenses                            76,630                  340,490
Income Tax Payable                                               (3,231)                  (6,992)
                                                       ------------------       ------------------

Total Adjustments                                       $    (2,958,032)         $      (892,982)
                                                       ------------------       ------------------

NET CASH - OPERATING ACTIVITIES - FORWARD               $    (2,926,138)         $      (885,252)
                                                       ------------------       ------------------

INVESTING ACTIVITIES:
Capital Expenditures                                    $        (7,525)         $        (3,046)
                                                       ------------------       ------------------

NET CASE - INVESTING ACTIVITIES                         $        (7,525)         $        (3,046)
                                                       ------------------       ------------------

FINANCING ACTIVITIES -
Floor Plan Payable - Net                                $     2,462,668          $      (328,664)
                                                       ------------------       ------------------

NET CASH - FINANCING ACTIVITIES                               2,462,668          $      (328,664)
                                                       ------------------       ------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS    $      (470,995)              (1,216,962)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS       $     2,462,442          $     4,034,495
                                                       ------------------       ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIODS             $     1,991,447          $     2,817,533
                                                       ------------------       ------------------

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest                                                         $4,913                       $0
Income Taxes                                                         $0                       $0

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

     (e) Earnings Per Share: Earnings per common share - basic are based on 4,823,304 weighted shares outstanding for the three months ended September 30, 2007 and 2006, respectively. Diluted are based on 4,907,958 and 4,913,328 weighted shares outstanding for the three months ended September 30, 2007 and 2006, respectively.

     (f) In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting only of normal recurring adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented.

     (g) These statements should be read in conjunction with the summary of significant accounting policies and notes contained in the Corporation's annual report on Form 10-K for the year ended June 30, 2007.

     (h) The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire year.

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

         In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance regarding the methodology for quantifying and evaluating the materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Application of the guidance in SAB 108 is not expected to have a material effect on the Company's financial position, cash flows, or results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenues and earnings increased in the quarter ended September 30, 2007 as compared to the same quarter in the prior year, primarily due to an increase in equipment sales which was attributable to the expanded sales and marketing efforts of the Corporation's staff, and the Corporation's focus upon revenues derived from New Jersey state and local municipal entities. Revenues for the quarter ended September 30, 2007 were $9,006,996, an increase over revenues $8,371,322 reported for the same quarter in fiscal 2007. Service revenues (technical support, repair and maintenance, network integration, staffing, and training) for the first quarter of fiscal 2008 decreased slightly as compared to the same period in fiscal 2007 as a result of decreased demand for certain of the Corporation's legacy technical services. For the quarter ended September 30, 2007, the Corporation reported net income of $31,894 as compared with net income of $7,730 for the quarter ended September 30, 2006.

As stated above, revenues increased in the first quarter of fiscal 2007 as compared to the same quarter in fiscal 2007, in large part due to increases in purchases from state and municipal entities, and educational clients within New Jersey. Although hardware sales increased, there was a reduction in service revenues, however, which included the impact of the industry-wide reduction in demand for certain legacy services, as discussed above, which services are frequently moved to off-shore organizations, including those in India. Overall profit margins remained constant in the comparative quarters. During the September 2007 quarter, profit margins on equipment sales decreased to 11% from 13% in the comparable 2006 quarter, as a result of product mix sold and continued competitive pressure on equipment pricing. Gross profit margins on service revenues increased to 32% in the September 2007 quarter from 28% in the comparable 2006 quarter as a result of the services provided better utilization rates of our technical staff.

During the fiscal periods discussed, the Corporation performed under contract awards for VoIP products and services, the performance of which will extend over several quarters, pending construction of the sites into which the systems will be installed and implemented. Management notes that some of these projects were affected by construction delays beyond the Corporation's control, and these delays resulted in some order backlogs. None of these delays had any significant impact upon the operations of the Corporation. During the periods discussed, the Corporation's clients continued to be conservative in their IT budgetary spending and to scrutinize their IT spending and the related returns on investments before incurring new expenses. As a result, management refocused its attention on utilization rates of its service technicians and selling and administrative expenses to reduce expenses.

Management believes that clients' future spending will be subject to specific criteria, but also believes that as single source provider, the Corporation will be in a better position to satisfy client demands for cost-effectiveness and a suitable return on investment. The VoIP networks marketed by TransNet are designed with the capacity for "optimization" through the subsequent addition of layers of solutions, for ex., security solutions, as discussed in Item 1. We are confident that our strategy of being an advanced solutions provider will result in future revenues from clients' optimization of already installed networks. In conjunction with these solutions, we note the rapid development of technologies which now allow for the integration of voice, video, and data at levels not seen before now, and which provide clients with greater operating efficiencies.

As part of the industry competition pressures discussed herein, management continues to see certain erosion in business related to Fortune 500 customers as those customers enter into and/or expand business relationships with large global partners and the transfer of this business to overseas service providers, such as those in India. Management believes that projects performed during the first quarters of fiscal 2008 and 2007 replaced much of the reduced business, and believes its focus on higher margin services related to VoIP/IP Telephony and security will lead to continued growth and opportunities that will help compensate for this reduction. No assurances can be given, however, that the Corporation will be able to replace the loss of a significant amount of business from these legacy services, or that such operations will not be adversely effected.

Service related revenues, a material segment of revenues, are significant in their contributions to net income because these operations yield a higher profit margin than equipment sales. Services during the past two fiscal years are comprised primarily of services related to the sale and implementation of VoIP networks. These services include planning, design, configuration, installation and implementation, testing, and optimization. Revenues are also generated by a variety of support contracts for these networks. Under these agreements, TransNet's Support Center provides troubleshooting, diagnosis, and remedial services performed remotely by skilled system engineers, who will be dispatched to perform on-site repairs, if necessary. The agreements are for twelve months, and provide a range of guaranteed response time, based upon the client's specific response requirements or the nature of the outage. The availability of these services is determined by the client, from 24/7 to next business day. In addition, our system engineers and service technicians provide service and support on an on-call basis. Additionally, for the fiscal periods discussed, as noted above, revenue resulting from contracts with corporate clients for the provision of service, support, outsourcing, and network integration has decreased, in conjunction with the erosion of demand for these services. Those service contracts, with a number of corporate and educational customers, provide service and support for the customer's personal computers, peripherals, and networks. These contracts are short-term, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

As noted above, with respect to certain support services, services are performed for a specific project, such as a VoIP installation, rather performed under a services related contract, under which technical services are provided for a specific period of time. Accordingly, the Corporation must rely more upon projects as a source of revenues. Industry changes have also diminished the demand for certain legacy support services such as help-desk services, while increasing the demand for services such as those related to VoIP systems and call centers. The Corporation has modified its service offerings in response to these industry fluctuations, and has recruited experienced and specially certified systems engineers and project managers to respond to increased VoIP projects.

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

During the quarter ended September 30, 2007, selling, general and administrative expenses remained constant at 19% of revenues as compared to the same period in the prior year. These expenses include those management incurred to invest in the expertise of its sales and support teams, their certifications, and corporate infrastructure, particularly in the last quarter of fiscal 2007 when management expanded its sales staff to expand its sales of products and services. Management incurred these expenses as investments required to meet the demands of the current IT environment, and to lead to sustainable growth for the Corporation. Management continues its efforts to control expenses, despite increasing personnel related costs, such as health benefits.

Interest income decreased in the first fiscal quarter of 2008 as compared to the comparative quarter as a result of lower interest rates and lower amounts invested.


LIQUIDITY AND CAPITAL RESOURCES

There are no material commitments of the Corporation's capital resources, other than floor planning commitments.

The Corporation currently finances a portion of its accounts receivable and finances purchases of portions of its inventory through floor-planning arrangements under which such inventory secures the amount outstanding. Floor planning payables increased significantly in the 2007 period compared to the same period in 2006 as the result of purchases underlying equipment sales to meet existing orders. The increase was also impacted by the increase in accounts receivable from New Jersey state and local governmental entities, as these entities have slower payment cycles. Inventory increased in the quarter ended September 30, 2007 as compared to the corresponding period in 2006 as a result of increased sales in the quarter.

Accounts receivable increased for the quarter ended September 30, 2007 as compared to the same period in 2006 as a result of the increased level of sales, and primarily due to the business conducted with governmental agencies which have extended and slower payment cycles than non-governmental agencies. Management has initiated efforts to expedite payments from the governmental bodies. Cash levels decreased in the three months ended September 30, 2007 as compared to the same period in 2006, as funds were used to finance hardware sales. Accounts payable decreased in the first quarter of fiscal 2008 as compared to the same quarter in fiscal 2008 as utilization of floor planning options was increased.


IMPACT OF INFLATION

The effects of inflation on our operations were not significant during the periods presented.


CONTRACTUAL OBLIGATIONS

                                                 LESS THAN            1-3            4-5       MORE THAN
CONTRACTUAL OBLIGATIONS            TOTAL          ONE YEAR          YEARS          YEARS         5 YEARS
-----------------------            -----          --------          -----          -----         -------

Real Estate Lease               $634,150          $185,605       $371,210        $77,335              --

Office Equipment                 $26,640            $7,104         14,208          5,328              --


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

ITEM 4. CONTROL AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Corporation have concluded, based on their evaluation as of September 30, 2007, that the Corporation's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

                                     PART II
                                OTHER INFORMATION



ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibits -
        31.1 Certification required by Section 302
        31.2 Certification required by Section 302
        32  Certification required by Section 906

     B. Reports on Form 8-K -
          On October 1, 2007, TransNet Corporation filed a Form 8-K under
          Item 7.



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



DATE:  November 14, 2007