Form 10-Q
period 2007-12-31
TRANSNET CORP
filed 2008-02-14
CIK 99313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007
                               -----------------

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to _________________

Commission File No.  0-8693
                     ------


                              TRANSNET CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     22-1892295
--------------------------------            -----------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
Incorporation or organization)

45 Columbia Road, Somerville, New Jersey                08876-3576
----------------------------------------                -----------
(Address of principal executive offices)                (Zip Code)

Registrant's Telephone Number, Including Area Code:    908-253-0500
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         Large accelerated filer____         Accelerated Filer ____
         Non-accelerated filed   X           Smaller reporting company ____
                                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 5, 2008: 4,823,304.

                              TRANSNET CORPORATION
                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                       PAGE NO.
                                                                       --------
PART I.  FINANCIAL INFORMATION

         Consolidated Balance Sheets
                  December 31, 2007 (unaudited) and June 30, 2007         1

         Consolidated Statements of Operations (unaudited)
                  Three Months Ended December 31, 2007 and 2006           2
                  Six Months Ended December 31, 2007 and 2006             3

         Consolidated Statements of Cash Flows (unaudited)
                  Six Months Ended December 31, 2007 and 2006             4

         Notes to Consolidated Financial Statements                       5

     Item 2.  Management's Discussion and Analysis                        7

     Item 4.  Controls and Procedures                                    11

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                           12

     Signatures                                                          12
     Certifications                                                      13

                       TRANSNET CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                   December 31,                June 30,
                                                                      2007                       2007
                                                                 ---------------             --------------
                                                                  (unaudited)
 ASSETS:
 CURRENT ASSETS

 Cash and Cash Equivalents                                       $  2,402,264                $  2,462,442
 Accounts Receivable - Net                                          5,992,706                   5,606,680
 Inventories                                                          778,106                     470,827
 Other Current Assets                                                  67,672                       9,032
                                                                 ---------------             --------------

 TOTAL CURRENT ASSETS                                            $  9,240,748                $  8,548,981

 PROPERTY AND EQUIPMENT - NET                                         351,315                     435,787

 OTHER ASSETS                                                         185,004                     183,544
                                                                 ---------------             --------------

 TOTAL ASSETS                                                    $  9,777,067                $  9,168,312
                                                                 ===============             ==============

 LIABILITIES AND STOCKHOLDERS' EQUITY:
 CURRENT LIABILITIES:
 Accounts Payable                                                $    892,793                $    741,993
 Accrued Expenses                                                     451,014                     231,651
 Income Taxes Payable                                                       0                       1,569
 Floor Plan Payable                                                 1,034,211                     802,020
                                                                 ---------------             --------------

 TOTAL CURRENT LIABILITIES                                       $  2,378,018                $  1,777,233

 COMMITMENT AND CONTINGENCIES                                              --                          --

 STOCKHOLDERS' EQUITY:
 Capital Stock - Common, $.01 Par Value,
 Authorized 15,000,000 Shares; Issued 7,408,524
 at December 31, 2007 and June 30, 2007
 [of which 2,585,220 are in Treasury at December 31,
 2007 and June 30, 2007]                                               74,085                      74,085

 Paid-in Capital                                                   10,574,670                  10,574,670

 Retained Earnings                                                  3,903,129                   3,895,159
                                                                 ---------------             --------------

 Totals                                                            14,551,884                  14,543,914

 Less: Treasury Stock - At Cost                                    (7,152,835)                 (7,152,835)
                                                                 ---------------             --------------

 TOTAL STOCKHOLDERS' EQUITY                                         7,399,049                   7,391,079
                                                                 ---------------             --------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  9,777,067                $  9,168,312
                                                                 ===============             ==============

 See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                        THREE MONTHS ENDED DECEMBER 31,
                                                                 --------------------------------------------
                                                                     2007                          2006
                                                                     ----                          ----
REVENUE

Equipment                                                        $  3,532,053                $     4,664,629

Services                                                            3,743,344                      3,115,679
                                                                 ---------------             ------------------

Total Revenue:                                                      7,275,397                      7,780,308
                                                                 ---------------             ------------------
COST OF REVENUE

Equipment                                                           3,152,269                      4,186,688

Services                                                            2,453,921                      2,430,650

Total Cost of Revenue                                               5,606,190                      6,617,338
                                                                 ---------------             ------------------

Gross Profit                                                        1,669,207                      1,162,970

Selling, General and Administrative Expenses                        1,652,177                      1,473,880
                                                                 ---------------             ------------------

Operating Income (Loss)                                                17,030                       (310,910)
                                                                 ---------------             ------------------

Interest Income                                                        13,410                         23,864
Interest Expense                                                      (54,364)
                                                                 ---------------             ------------------

Income (Loss) Before Tax Expense                                      (23,924)                      (287,046)

Income Tax (Benefit)                                                       --                       (104,784)
                                                                 ---------------             ------------------

Net (Loss) Income                                                $    (23,924)                $     (182,262)
                                                                 ===============             ==================

Basic Net Income (Loss) Per Common Share                         $      (0.00)                $        (0.04)
                                                                 ===============             ==================

Diluted Net Income (Loss) Per Common Share                       $      (0.00)                $        (0.04)
                                                                 ===============             ==================

Weighted Average Common Shares Outstanding - Basic
                                                                    4,823,304                      4,823,304
                                                                 ===============             ==================

Weighted Average Common Shares Outstanding - Diluted                4,823,304                      4,823,304
                                                                 ===============             ==================

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                        SIX MONTHS ENDED DECEMBER 31,
                                                                 ------------------------------------------
                                                                      2007                         2006
                                                                      ----                         ----
REVENUE

Equipment                                                        $  9,268,145                $     9,673,383

Services                                                            7,014,249                      6,478,247
                                                                 ---------------             ------------------

Total Revenue:                                                     16,282,394                     16,151,630
                                                                 ---------------             ------------------

COST OF REVENUE

Equipment                                                           8,262,208                      8,542,848

Services                                                            4,663,306                      4,844,489

Total Cost of Revenue                                              12,925,514                     13,387,337
                                                                 ---------------             ------------------

Gross Profit                                                        3,356,880                      2,764,293

Selling, General and Administrative Expenses                        3,317,414                      3,089,802
                                                                 ---------------             ------------------

Operating Income (Loss)                                                39,466                       (325,509)
                                                                 ---------------             ------------------

Interest Income                                                        27,782                         46,193

Interest Expense                                                      (59,276)

Income (Loss)  Before Tax Expense                                       7,972                       (279,316)

Provision for Income Tax (Benefit)                                         --                       (104,784)
                                                                 ---------------             ------------------

Net Income (Loss)                                                $      7,972                $      (174,532)
                                                                 ===============             ==================

Basic Net Income (Loss) Per Common Share                         $       0.00                $         (0.04)
                                                                 ===============             ==================

Diluted Net Income (Loss) Per Common Share                       $       0.00                $         (0.04)
                                                                 ===============             ==================

Weighted Average Common Shares Outstanding - Basic
                                                                    4,823,304                      4,823,304
                                                                 ===============             ==================

Weighted Average Common Shares Outstanding - Diluted                4,904,440                      4,823,304
                                                                 ===============             ==================


See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          SIX MONTHS ENDED DECEMBER 31,
                                                                -----------------------------------------------
                                                                       2007                         2006
                                                                       ----                         ----
OPERATING ACTIVITIES:

Net (Loss) Income                                                $      7,972                $      (174,532)
                                                                 ---------------             ------------------
Adjustments to Reconcile Net Income to Net Cash:

Depreciation and Amortization                                         115,499                        102,630

Provision for Doubtful Accounts                                            --                        (70,000)

Deferred Income Taxes                                                      --                       (104,784)

Changes in Assets and Liabilities:
(Increase) Decrease in:

Accounts Receivable                                                  (386,026)                    (2,989,964)

Inventory                                                            (307,279)                       558,684

Other Current Assets                                                  (58,640)                       (57,894)

Other Assets                                                           (1,958)                        (1,839)

Increase (Decrease) in:

Accounts Payable and Accrued Expenses                                 371,824                        448,374
Income Tax Payable                                                     (3,231)                        (5,370)
                                                                 ---------------             ------------------

Total Adjustments                                                $   (269,811)               $    (2,120,163)
                                                                 ---------------             ------------------

NET CASH - OPERATING ACTIVITIES - FORWARD                        $   (261,839)               $    (2,294,695)
                                                                 ---------------             ------------------

INVESTING ACTIVITIES:

Capital Expenditures                                             $    (30,530)               $       (41,710)
                                                                 ---------------             ------------------

NET CASH - INVESTING ACTIVITIES                                  $    (30,530)               $       (41,710)
                                                                 ---------------             ------------------

FINANCING ACTIVITIES -
Floor Plan Payable - Net                                              232,191                          4,021

NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS                                             $    (60,178)               $    (2,332,384)

BEGINNING OF PERIODS                                             $  2,462,442                $     4,034,495
                                                                 ---------------             ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIODS                      $  2,402,264                $     1,702,111
                                                                 ---------------             ------------------

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

Interest                                                         $     59,276                $            --

Income Taxes                                                     $         --                $            --

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

       (e) Earnings Per Share: Earnings per common share - basic are based on 4,823,304 weighted shares outstanding for the six and three months ended December 31, 2007 and 2006, respectively. Diluted are based on 4,904,440 and 4,823,304 weighted shares outstanding for the six and three months ended December 31, 2007 and 2006, respectively.

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

       (h) The results of operations for the three and six months ended December 31, 2007 are not necessarily indicative of the results to be expected for the entire year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overall revenues decreased slightly in the quarter ended December 31, 2007 as compared to the same period in the prior year, primarily due to a decrease in equipment sales, and despite an increase in service revenues. Revenues for the quarter ended December 31, 2007 were $7,275,397, as compared to $7,780,308 for the quarter ended December 31, 2006. For the quarter ended December 31, 2007 the Corporation reported a net loss of $23,924 as compared with a net loss of $182,262 for the similar period in the prior fiscal year. Revenues for the six months ended December 31, 2007 were $16,282,394 as compared with $16,151,630 for the same period ended December 31, 2006, with net income of $7,972 for the six-month period ended December 31, 2007, compared with a net loss of $174,532 for the same period in the prior fiscal year.

During the quarter and six-month period in 2007, revenues from hardware sales decreased due to an overall reduction in sales of equipment. During the quarter and six months in 2007, service revenues increased, particularly higher profit-margin services, in part due to the reduction in use of subcontractors to provide these services. Gross profit margins on technical services increased during both the quarter and six month period in fiscal 2008, as compared to the prior year. Management notes that the higher level of technical sophistication of projects such as VoIP installations require the Corporation to maintain a high skill level among its technical staff, with corresponding increases in salaries and related personnel costs, which may impact profit margins. Profit margins on hardware sales increased in the December 2007 quarter, and remained relatively constant during the six month period, as compared to prior year periods.

During the fiscal periods discussed, the Corporation performed under contract awards for VoIP products and services, the performance of which will extend over several quarters, pending construction of the sites into which the systems will be installed and implemented. Management notes that some of these projects were affected by construction delays beyond the Corporation's control, and these delays resulted in some order backlogs. None of these delays had any significant impact upon the operations of the Corporation. During the periods discussed, the Corporation's clients continued to be conservative in their IT budgetary spending and to scrutinize their IT spending and the related returns on investments before incurring new expenses. As a result, management refocused its attention on utilization rates of its service technicians and selling and administrative expenses in an effort to reduce expenses.

Management believes that clients' future spending will be subject to specific criteria, but also believes that as single source provider, the Corporation will be in a better position to satisfy client demands for cost-effectiveness and a suitable return on investment. The VoIP networks marketed by TransNet are designed with the capacity for "optimization" through the subsequent addition of layers of solutions, for ex., security solutions. We are confident that our strategy of being an advanced solutions provider will result in future revenues from clients' optimization of already installed networks. In conjunction with these solutions, we note the rapid development of technologies which now allow for the integration of voice, video, and data at levels not seen before now, and which provide clients with greater operating efficiencies.

As part of the industry competition pressures discussed herein, management continues to see certain erosion in business related to Fortune 500 customers as those customers enter into and/or expand business relationships with large global partners and the transfer of this business to overseas service providers, such as those in India, which continued in the December 2007 quarter. Management believes that projects performed during the first two quarters of fiscal 2008 and 2007 replaced much of the reduced business, and believes its focus on higher margin services related to VoIP/IP Telephony and security will lead to continued growth and opportunities that will help compensate for this reduction. No assurances can be given, however, that the Corporation will be able to replace the loss of its business from these legacy services, or that operations will not be adversely effected.

Service related revenues, a material segment of revenues, are significant in their contributions to net income because these operations yield a higher profit margin than equipment sales. Services during the periods discussed are comprised primarily of services related to the sale and implementation of VoIP networks. These services include planning, design, configuration, installation and implementation, testing, and optimization. Revenues are also generated by a variety of support contracts for these networks. Under these agreements, TransNet's Support Center provides troubleshooting, diagnosis, and remedial services performed remotely by skilled system engineers, who will be dispatched to perform on-site repairs, if necessary. The agreements are for twelve months, and provide a range of guaranteed response time, based upon the client's specific response requirements or the nature of the outage. The availability of these services is determined by the client, from 24/7 to next business day. In addition, our system engineers and service technicians provide service and support on an on-call basis. Additionally, for the fiscal periods discussed, as noted above, revenue resulting from contracts with corporate clients for the provision of service, support, outsourcing, and network integration has decreased, in conjunction with the erosion of demand for these services. Those service contracts, with a number of corporate and educational customers, provide service and support for the customer's personal computers, peripherals, and networks. These contracts are short-term, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

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

To meet these competitive challenges and to maximize the Corporation's profit margin, management has modified its marketing strategy during these years and has enforced expense controls. Management also utilizes approaches such as manufacturers' direct shipment and billing of the customers in exchange for payment to the Corporation of an "agency fee" as a means to reduce equipment related costs while increasing profits. These direct ship sales supplement sales through traditional channels, and are not material. Management's current marketing strategy is designed to shift its focus to provision of technical services and to sales of lower revenue/higher profit margin products related to service and support operations. Management's efforts include targeting commercial, educational, and governmental customers who provide marketplaces for a wide range of products and services at one time, a cost-effective approach to sales. These customers often do not have their own technical staffs and outsource their computer service requirements to companies such as TransNet. Management believes it maximizes profits through concentration on sales of sophisticated unified communications solutions; promotion of the Corporation's service and support operations; and strict adherence to cost cutting controls. In light of the above, management emphasizes and continues the aggressive pursuit of an increased volume of sales of VoIP systems, and related technical service and support programs, and has introduced new technical support programs offering a wide variety of alternatives of remote and on-site network support and monitoring. Management believes that product sales will continue to generate a significant percentage of the Company's revenues. In addition, the Corporation's buying agreement with Ingram Micro, Inc. enhances the Corporation's competitive edge through product discounts unavailable through other sources.

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

During the quarter ended December 31, 2007, selling, general and administrative expenses increased to 23% of revenues as compared to 19% of revenues in the same period in the prior year. For the six month period in fiscal 2008, selling, general and administrative expenses increased to 20% of revenues as compared to 19% of revenues in the same period in the prior year, in part due to the reduction of revenues. These increased expenses include those management incurred to further expand its sales staff, and invest in the expertise of its sales and support teams, their certifications, and corporate infrastructure. Management incurred these expenses as investments required to meet the demands of the current IT environment, and to lead to sustainable growth for the Corporation. Management continues its efforts to control expenses, despite increasing personnel related costs, such as health benefits.

Interest income decreased in the second fiscal quarter of 2008 as compared to the comparative quarter as a result of lower interest rates and lower amounts invested. During the periods discussed in fiscal 2008, the Corporation incurred interest expense associated with its floor planning payables. The expenses resulted from changes in payment schedules and were impacted by the necessity to order inventory to meet existing orders.


LIQUIDITY AND CAPITAL RESOURCES

There are no material commitments of the Corporation's capital resources, other than floor planning commitments.

The Corporation currently finances a portion of its accounts receivable and finances purchases of portions of its inventory through floor-planning arrangements under which such inventory secures the amount outstanding. Floor planning payables increased significantly in the 2007 period compared to the same period in 2006 as the result of purchases underlying equipment sales to meet existing orders. The increase was also impacted by the increase in accounts receivable from New Jersey state and local governmental entities, as these entities have slower payment cycles. Inventory increased in the six month period ended December 31, 2007 as compared to the corresponding period in 2006 to meet sales orders received in the December quarter.

Accounts receivable increased for the interim period ended December 31, 2007 as compared to the same period in 2006 as a result of the increased level of business conducted with governmental agencies which have extended and slower payment cycles than non-governmental agencies. Management has initiated efforts to expedite payments from the governmental bodies. Receivables also increased due to business with commercial customers during the latter part of the December quarter. Cash levels remained relatively constant during the six months ended December 31, 2007 as compared to the same period in 2006, when funds were used to finance hardware sales and were impacted by the increase in accounts receivable. Accounts payable increased in the interim period of fiscal 2008 as compared to the same quarter in fiscal 2007 because the Corporation expanded product offerings required purchases from vendors outside its floor planning arrangements.

For the fiscal quarter and six months ended December 31, 2007, as in the similar periods in the prior year, the internal resources of the Corporation were sufficient to enable the Corporation to meet its obligations.

IMPACT OF INFLATION

The effects of inflation on our operations were not significant during the periods presented.


CONTRACTUAL OBLIGATIONS

                                                  Less than         1-3            4-5         More than
Contractual Obligations            Total          One Year         Years          Years         5 Years
-----------------------            -----          --------         -----          -----         -------
Real Estate Lease               $587,748          $185,605       $371,210        $30,933             --

Office Equipment                 $24,864            $7,104         14,208          3,552             --

CRITICAL ACCOUNTING POLICIES

The Corporation's financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The methods, estimates, and judgments used in applying these most critical accounting policies have a significant impact on the results reported in the financial statements. The Securities and Exchange Commission has defined critical accounting policies as policies that involve critical accounting estimates that require (a) management to make assumptions that are highly uncertain at the time the estimate is made and (b) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in result of operations. Based on this definition, the most critical policies include: revenue recognition and allowance for doubtful accounts.

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


ITEM 4.  CONTROL AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Corporation have concluded, based on their evaluation as of December 31, 2007, that the Corporation's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

                                     PART II
                                OTHER INFORMATION


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits -
             31.1 Certification required by Section 302
             31.2 Certification required by Section 302
             32 Certification required by Section 906

         B.  Reports on Form 8-K -
             On November 20, 2007, TransNet Corporation filed a Form 8-K under
             Item 7.01.


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


DATE:  February 13, 2008