Form 10-Q
period 2008-03-31
TRANSNET CORP
filed 2008-05-15
CIK 99313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
                               --------------

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

         Large accelerated filer____    Accelerated Filer ____
         Non-accelerated filed __X__    Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)                                 Yes      No  X
                                                                   -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 7, 2008: 4,823,304.

                              TRANSNET CORPORATION
                              --------------------

                                    FORM 10-Q
                                    ---------

                                TABLE OF CONTENTS
                                -----------------
                                                                       PAGE NO.
                                                                       --------
PART I.  FINANCIAL INFORMATION
-------  ---------------------
         Consolidated Balance Sheets
                  March 31, 2008 (unaudited) and June 30, 2007            1

         Consolidated Statements of Operations (unaudited)
                  Three Months Ended March 31, 2008 and 2007              2
                  Nine Months Ended March 31, 2008 and 2007               3

         Consolidated Statements of Cash Flows (unaudited)
                  Nine Months Ended March 31, 2008 and 2007               4

         Notes to Consolidated Financial Statements                       5

     Item 2.  Management's Discussion and Analysis                        7

     Item 4.  Controls and Procedures                                    12

PART II.  OTHER INFORMATION
--------  -----------------

     Item 4.  Submission of Matters to a Vote of Shareholders            13

     Item 6.  Exhibits and Reports on Form 8-K                           13

     Signatures                                                          13
     Certifications                                                      14


                                       i.

                       TRANSNET CORPORATION AND SUBSIDIARY
                       -----------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                             March 31,          June 30,
                                               2008               2007
                                          -----------------  ----------------
                                           (unaudited)
ASSETS:

CURRENT ASSETS

Cash and Cash Equivalents                   $  1,439,037      $  2,462,442
Accounts Receivable - Net                      5,533,667         5,606,680
Inventories                                      444,119           470,827
Other Current Assets                              61,386             9,032
                                          -----------------  ----------------

TOTAL CURRENT ASSETS                          $7,478,209        $8,548,981

PROPERTY AND EQUIPMENT - NET                     306,777           435,787

OTHER ASSETS                                     185,734           183,544
                                          -----------------  ----------------

TOTAL ASSETS                                $  7,970,720      $  9,168,312
                                          =================  ================

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:

Accounts Payable                            $    369,104      $    741,993
Accrued Expenses                                 259,750           231,651
Income Taxes Payable                               1,662             1,569
Floor Plan Payable                               867,967           802,020
                                          -----------------  ----------------

TOTAL CURRENT LIABILITIES                   $  1,498,483      $  1,777,233

COMMITMENT AND CONTINGENCIES                          --                --

STOCKHOLDERS' EQUITY:

Capital Stock - Common, $.01 Par Value,
Authorized 15,000,000 Shares;
Issued 7,408,524 at March 31, 2008 and
June 30, 2007 [of which 2,585,220 are
in Treasury at March 31,
2008 and June 30, 2007]                           74,085            74,085

Paid-in Capital                               10,574,670        10,574,670

Retained Earnings                              2,976,317         3,895,159
                                          -----------------  ----------------

Totals                                        13,625,072        14,543,914
Less: Treasury Stock - At Cost                (7,152,835)       (7,152,835)
                                          -----------------  ----------------


TOTAL STOCKHOLDERS' EQUITY                     6,472,237         7,391,079
                                          -----------------  ----------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  7,970,720      $  9,168,312
                                          =================  ================

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                       -----------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)
                                   -----------

                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------
                                                 2008              2007
                                                 ----              ----

REVENUE
Equipment                                   $  2,660,444        $  4,007,882
Services                                       2,294,730           2,723,960
                                          -----------------   ---------------

Total Revenue:                                 4,955,174           6,731,842
                                          -----------------   ---------------

COST OF REVENUE
Equipment                                      2,496,337           3,461,704
Services                                       1,745,805           2,310,410

Total Cost of Revenue                          4,242,142           5,772,114
                                          -----------------   ---------------

Gross Profit                                     713,032             959,728

Selling, General and Administrative
  Expenses                                     1,647,460           1,541,809
                                          -----------------   ---------------

Operating (Loss) Income                         (934,428)           (582,081)
                                          -----------------   ---------------

Interest Income                                   11,864              17,227
Interest Expense                                    (926)                 --
                                          -----------------   ---------------

Income (Loss) Before Tax Expense                (923,490)           (564,854)

Income Tax (Benefit)                                  --                (538)
                                          -----------------   ---------------

Net (Loss) Income                           $   (923,490)       $   (564,316)
                                          =================   ===============

Basic Net Income (Loss) Per Common Share    $      (0.19)       $      (0.12)
                                          =================   ===============

Diluted Net Income (Loss) Per Common Share  $      (0.19)       $      (0.12)
                                          =================   ===============

Weighted Average Common Shares
  Outstanding - Basic                          4,823,304           4,823,304
                                          =================   ===============

Weighted Average Common Shares
  Outstanding - Diluted                        4,823,304           4,823,304
                                          =================   ===============


See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                       -----------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)
                                   -----------

                                              NINE MONTHS ENDED MARCH 31,
                                              ---------------------------
                                               2008                2007
                                               ----                ----

REVENUE
Equipment                                   $ 11,928,588        $ 13,681,265
Services                                       9,308,978           9,202,207
                                          -----------------   ----------------

Total Revenue:                                21,237,566          22,883,472
                                          -----------------   ----------------

COST OF REVENUE
Equipment                                     10,758,545          12,004,552
Services                                       6,409,110           7,154,899

Total Cost of Revenue                         17,167,655          19,159,451
                                          -----------------   ----------------

Gross Profit                                   4,069,911           3,724,021

Selling, General and Administrative
  Expenses                                     4,964,873           4,631,611
                                          -----------------   ----------------

Operating  (Loss) Income                        (894,962)           (907,590)
                                          -----------------   ----------------

Interest Income                                   39,646              63,470
Interest Expense                                 (60,203)
                                          -----------------   ----------------


Income (Loss)  Before Tax Expense               (915,519)           (844,120)


Provision for Income Tax (Benefit)                    --            (105,322)
                                          -----------------   ----------------

Net  (Loss) Income                          $   (915,519)       $   (738,798)
                                          =================   ================

Basic Net Income (Loss) Per Common Share    $      (0.19)       $      (0.15)
                                          =================   ================

Diluted Net Income (Loss) Per Common Share  $      (0.19)       $      (0.15)
                                          =================   ================

Weighted Average Common Shares
  Outstanding - Basic                          4,823,304           4,823,304
                                          =================   ================

Weighted Average Common Shares
  Outstanding - Diluted                        4,823,304           4,823,304
                                          =================   ================


See Notes to Consolidated Financial Statements.

                      TRANSNET CORPORATION AND SUBSIDIARIES
                      -------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)
                                   -----------

                                              NINE MONTHS ENDED MARCH 31,
                                              ---------------------------
                                               2008                   2007
                                               ----                   ----

OPERATING ACTIVITIES:
Net Income (Loss)                           $   (915,519)       $   (738,798)
                                         -----------------    -----------------
Adjustments to Reconcile Net Income
to Net Cash:

Depreciation and Amortization                    173,531             154,968
Provision for Doubtful Accounts                       --             (55,000)
Deferred Income Taxes                                                (84,127)

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable                               73,013          (3,411,674)
Inventory                                         26,711             887,028
Other Current Assets                             (52,354)           (106,048)
Other Assets                                      (2,937)             (2,818)

Increase (Decrease) in:

Accounts Payable and Accrued Expenses           (344,791)          1,272,723
Income Tax Payable                                (3,231)            (29,203)
                                         -----------------    -----------------

Total Adjustments                           $   (130,058)       $ (1,374,151)
                                         -----------------    -----------------

NET CASH - OPERATING ACTIVITIES - FORWARD   $ (1,045,577)       $ (2,112,949)
                                         -----------------    -----------------

INVESTING ACTIVITIES:
Capital Expenditures                        $    (43,775)       $    (80,259)
                                         -----------------    -----------------

NET CASH - INVESTING ACTIVITIES             $    (43,775)       $    (80,259)
                                         -----------------    -----------------

FINANCING ACTIVITIES -
Floor Plan Payable - Net                    $     65,947        $    365,148

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                               $ (1,023,405)       $ (1,828,060)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIODS                                $  2,462,442        $  4,034,495
                                         -----------------    -----------------

CASH AND CASH EQUIVALENTS AT END OF
  PERIODS                                   $  1,439,037        $  2,206,435
                                         -----------------    -----------------

Supplemental Disclosures of Cash Flow
  Information:
Cash paid during the period for:
Interest                                    $     72,138        $         --
Income Taxes                                $      3,230        $         --

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

       (e) Earnings Per Share: Earnings per common share - basic are based on 4,823,304 weighted shares outstanding for the nine and three months ended March 31, 2008 and 2007, respectively. Diluted are based on 4,911,364 and 4,928,304 weighted shares outstanding for the nine months ended March 31, 2008 and 2007, respectively. The Company's options were not included in the computation of earnings per share for the periods ended March 31, 2008 and 2007 because to do so would be antidilutive.

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

       (h) The results of operations for the three and nine months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire year.

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

           In September, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value as `exit prices' NOT `entry prices' in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements for the purpose of promoting consistency and simplification of the existing codification of accounting principles. To eliminate differences in practice and reduce complexity in the application of GAAP, the Statement emphasizes that fair value is a market-based measurement, not an entity specific measurement and should be determined based on the assumptions that market participants would use in pricing the asset or liability. This statement establishes a fair value hierarchy that distinguishes between observable and unobservable inputs and clarifies the need for adjustments to fair value based on nonperformance, and other market risk assessment criteria, certain asset or event restrictions, and trading blockage. The adoption of this Statement was effective for financial statements beginning with fiscal years on or after November 15, 2007, including interim financial statements within that fiscal year. The adoption of SFAS No. 157 did not have a material impact on our fair value measurements.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues and earnings decreased in the quarter and nine-month period ended March 31, 2008 as compared to the same periods in the prior year, primarily due to an overall slowdown in equipment sales, and to a lesser extent a slight decrease in service revenues experienced in the March 2008 quarter. Revenues for the quarter ended March 31, 2008 were $4,955,174, as compared to $6,731,842 for the quarter ended March 31, 2007. For the quarter ended March 31, 2008, the Corporation reported a net loss of $923,490 as compared with net loss of $564,266 for the similar period in the prior fiscal year. Revenues for the nine months ended March 31, 2008 were $21,237,566 as compared with $22,883,472 for the same period ended March 31, 2007, with a net loss of $915,519 for the nine-month period ended March 31, 2008, compared with net loss of $738,798 for the same period in the prior fiscal year.

During the quarter and nine-month period in 2008, revenues from hardware sales decreased due to reduced sales of equipment. Meanwhile, revenues from technical services increased for the nine month period, despite a decrease in the third fiscal quarter. The decreases were due to an overall lessened demand resulting from the general economic slowdown throughout the country, and to continued delays in state funded educational projects. Management anticipates that these state delays will be resolved in the June 2008 quarter, and sales will be realized during those months. The losses for both the quarter and the nine-month period were a direct result of the revenue decrease, combined with increased expenses.

Despite a slight decrease in service revenues during the March 2008 quarter, overall for the first nine months of fiscal 2008, service revenues increased, particularly higher profit-margin services, due to Management's focus on higher profit technical services as well as the reduction in use of subcontractors to provide these services. Gross profit margins on technical services increased during both the quarter and nine month period in fiscal 2008, as compared to the prior year. Management notes that the higher level of technical sophistication of projects such as VoIP installations require the Corporation to maintain a high skill level among its technical staff, with corresponding increases in salaries and related personnel costs, which may impact profit margins.

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

Management believes that clients' future spending will be subject to specific criteria, but also believes that as single source provider, the Corporation will be in a better position to satisfy client demands for cost-effectiveness and a suitable return on investment. The VoIP networks marketed by TransNet are designed with the capacity for "optimization" through the subsequent addition of layers of solutions, for example, security solutions. We are confident that our strategy of being an advanced solutions provider will result in future revenues from clients' optimization of already installed networks. In conjunction with these solutions, we note the rapid development of technologies which now allow for the integration of voice, video, and data at levels not seen before now, and which provide clients with greater operating efficiencies.

As part of the industry competition pressures discussed herein, management continues to see certain erosion in business related to Fortune 500 customers as those customers enter into and/or expand business relationships with large global partners and the transfer of this business to overseas service providers, such as those in India, which continued in the March 2008 quarter. Management believes that projects performed during the first three quarters of fiscal 2008 and 2007 replaced much of the reduced business, and believes its focus on higher margin services related to VoIP/IP Telephony and security will lead to continued growth and opportunities that will help compensate for this reduction. No assurances can be given, however, that the Corporation will be able to replace the loss of its business from these legacy services, or that operations will not be adversely effected.

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

To meet these competitive challenges and to maximize the Corporation's profit margin, Management has focused on higher profit technical services, and to increase prices where appropriate for more complex technical projects and related services. In addition, management has modified its marketing strategy during these years and has enforced expense controls. Management also utilizes approaches such as manufacturers' direct shipment and billing of the customers in exchange for payment to the Corporation of an "agency fee" as a means to reduce equipment related costs while increasing profits. These direct ship sales supplement sales through traditional channels, and are not material. Management's current marketing strategy is designed to shift its focus to provision of technical services and to sales of lower revenue/higher profit margin products related to service and support operations. Management's efforts include targeting commercial, educational, and governmental customers who provide marketplaces for a wide range of products and services at one time, a cost-effective approach to sales. These customers often do not have their own technical staffs and outsource their computer service requirements to companies such as TransNet. Management believes it maximizes profits through concentration on sales of sophisticated unified communications solutions; promotion of the Corporation's service and support operations; and strict adherence to cost cutting controls. In light of the above, management emphasizes and continues the aggressive pursuit of an increased volume of sales of VoIP systems, and related technical service and support programs, and has introduced new technical support programs offering a wide variety of alternatives of remote and on-site network support and monitoring. Management believes that product sales will continue to generate a significant percentage of the Company's revenues. In addition, the Corporation's buying agreement with Ingram Micro, Inc. enhances the Corporation's competitive edge through product discounts unavailable through other sources.

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

With respect to selling, general and administrative expenses, the expenses increased in part due to the Corporation's continued expansion of its sales staff. As a result of increased expenses combined with the decrease in overall revenues, these expenses increased as a percentage of revenues for both the quarter and nine month period ended March 31, 2008. For the quarter ended March 31, 2008, these expenses were 33% of revenues as compared to 23% for the prior year's quarter, and approximately 23% of revenue, as compared to 20%, for the nine month periods ended March 31, 2008 and 2007 respectively. These increased expenses include those management incurred to further expand its sales staff, and invest in the expertise of its sales and support teams, their certifications, and corporate infrastructure. Management incurred these expenses as investments required to meet the demands of the current IT environment, and to lead to sustainable growth for the Corporation. Management continues its efforts to control and reduce administrative and personnel related costs, and has reduced its overall personnel count during the 2008 fiscal year.

Interest income decreased in the third fiscal quarter of 2008 as compared to the comparative quarter as a result of lower interest rates and lower amounts invested. During the periods discussed in fiscal 2008, the Corporation incurred interest expense associated with its floor planning payables. The expenses resulted from changes in payment schedules and were impacted by the necessity to order inventory to meet existing orders.

LIQUIDITY AND CAPITAL RESOURCES

There are no material commitments of the Corporation's capital resources, other than floor planning commitments.

The Corporation currently finances a portion of its accounts receivable and finances purchases of portions of its inventory through floor-planning arrangements under which such inventory secures the amount outstanding. Floor planning payables decreased in the fiscal 2008 periods compared to the same periods in fiscal 2007 as the result of decreased purchases corresponding to decreased sales. Inventory decreased in the nine month period ended March 31, 2008 as compared to the corresponding period in 2007 as a result of decreased sales levels.

Accounts receivable decreased slightly for the interim period ended March 31, 2008 as compared to the same period in 2007 as a result of the slowdown in sales, but continue to reflect the impact of increased level of business conducted with governmental agencies which have extended and slower payment cycles than non-governmental entities. Management has initiated efforts to expedite payments from the governmental bodies. Cash levels decreased during the nine months ended March 31, 2008 as compared to the same period in 2007, as funds were used to finance hardware sales and were impacted by the level of accounts receivable. Accounts payable decreased in the interim period of fiscal 2008 as compared to the same period in fiscal 2007 as a result of payment scheduling.

For the fiscal quarter and nine months ended March 31, 2008, as in the similar periods in the prior year, the internal resources of the Corporation were sufficient to enable the Corporation to meet its obligations.

IMPACT OF INFLATION

The effects of inflation on our operations were not significant during the periods presented.

CONTRACTUAL OBLIGATIONS

                                     Less than        1-3      4-5   More than
Contractual Obligations     Total     One Year      Years    Years     5 Years
-----------------------     -----     --------      -----    -----     -------

Real Estate Lease        $541,346     $185,605   $355,741       --          --

Office Equipment          $23,088       $7,104     14,208    1,776          --

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

ITEM 4.  CONTROL AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Corporation have concluded, based on their evaluation as of March 31, 2008, that the Corporation's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                                     PART II
                                OTHER INFORMATION
                                -----------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

On February 13, 2008, the Corporation held its annual meeting of shareholders for the purpose of considering and acting upon the election directors. At the meeting, the election of two nominated directors was approved.

Election of Directors:

                                               SHARES VOTED
                                               ------------
         NAME                            FOR             AUTHORITY WITHHELD
         ----                            ---             ------------------

Vincent Cusumano                      3,830,294                 208,581
John J. Wilk                          3,824,884                 213,991


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         A. Exhibits -

             31.1 Certification required by Section 302
             31.2 Certification required by Section 302
             32  Certification required by Section 906

         B. Reports on Form 8-K -

              On February 14, 2008, TransNet Corporation filed a Form 8-K under
              Item 7.

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


DATE:  May 15, 2008