Form 10-K
period 2008-06-30
TRANSNET CORP
filed 2008-09-29
CIK 99313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                   June 30, 2008
                          ------------------------------------------------------

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

          Securities registered pursuant to Section 12 (g) of the Act:
                          Common Stock, $.01 par value
                         ------------------------------

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ___ Yes _X_ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ___ Yes _X_ No

Indicate by check mark whether the registrant [1] has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and [2] has been subject to such filing requirements for the past ninety days. _X_ Yes ___ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or in any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act)
Large Accelerated Filer ___                Accelerated Filer ___
Non-accelerated Filer ___                  Smaller Reporting Company _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ___ Yes _X_ No

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant based upon the closing as of the last business day of the registrant's most recently completed second quarter was approximately $4,362,169.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
The number of shares of the registrant's common stock outstanding on September 22, 2008 was 4,823,304 shares (exclusive of Treasury shares).

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          ------

                                     PART I
Item 1.     Business                                                           1
Item 1A.    Risk Factors                                                       7
Item 2.     Properties                                                         8
Item 3.     Legal Proceedings                                                  8
Item 4.     Submission of Matters to a Vote of Security Holders                8

                                     PART II
Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                  9
Item 6.     Selected Financial Data                                           11
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         12
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk        17
Item 8.     Financial Statements and Supplementary Data                       17
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                          18
Item 9A.    Controls and Procedures                                           18
Item 9B.    Other Information                                                 19

                                    PART III
Item 10.    Directors,  Executive Officers and Corporate Governance           20
Item 11.    Executive Compensation                                            22
Item 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                   27
Item 13.    Certain Relationships and Related Transactions and
            Director Independence                                             28
Item 14.    Principal Accountant Fees and Services                            28

                                     PART IV
Item 15.    Exhibits and Financial Statement Schedules                        29
Signatures                                                                    31

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

ITEM 1.  BUSINESS

        TransNet Corporation ("TransNet" or the "Corporation") is a single-source provider of unified communication and information technology ("IT") products and solutions, and technology management services designed to enhance clients' return on investment in IT costs through enhancing the productivity and security of their information systems. Through its sales and service departments, TransNet provides IT products, technologies, solutions, and services for its customers throughout the entire "life cycle" of their IT systems by combining a wide array of value-added professional technical services with the sale of voice over internet protocol ("VoIP" or "IP") systems, hardware systems, network products, wireless networks and communication products, computer peripherals, and software. TransNet also provides IT staffing services and end-user training. TransNet was incorporated in the State of Delaware in 1969. As used herein, the term "Corporation" shall refer to TransNet and where the context requires, shall include TransNet and its wholly-owned subsidiary, Century American Corporation. Century American Corporation, formerly a leasing subsidiary, is currently inactive.

DESCRIPTION OF BUSINESS

        PRODUCTS, SOURCES, AND MARKETS: IT systems are critical to an organization's productivity and ability to compete. As a single-source unified communications and IT provider, the Corporation partners with its clients through all stages of the "life cycle" of the client's information system network, providing the best solution to meet each client's individual needs. Our sales and technical representatives meet with the client and work together to perform a needs analysis of the individual client's needs, plan, prepare, design, implement, operate, safeguard data, and optimize the networks as the clients needs evolve. The sale of IT equipment and related software for wide-area networks ("WANs"), local area network ("LANs"), VoIP systems, network products, and desktop and laptop computers accounted for a significant portion of the Corporation's revenues, accounting for 58% of revenue in fiscal 2008, and 63% and 59% of revenues for fiscal 2007 and 2006, respectively.

        TransNet markets a variety of networks, including VoIP systems, standard and wireless (indoor and outdoor) WANs and LANs. As part of its single source approach, the Corporation is a systems integrator, combining hardware and software products from different manufacturers into working systems. Equipment sold by TransNet includes network electronics, VoIP products, servers, monitors, computer hardware, printers, video surveillance equipment, and operating systems software. Most of the networks sold by TransNet are VoIP systems, which not only provide for the operation of highly reliable phone systems over the same networks as data, but converge video and security solutions onto the network, and provide great potential for expansion to incorporate various converged technologies to meet clients' IT needs with one network. The consolidation of voice and data onto a single network, and the resulting efficiencies of operation and inherent ability to expand, will continue well into the future.

        Because clients' IT needs and IT solutions have become increasingly more sophisticated, and because technology develops at a rapid pace, TransNet must keep pace with these changes to ensure its ability to effectively deliver advanced solutions to our clients. To meet this demand, TransNet maintains strategic alliances with the industry's leading IT manufacturers. We are currently an authorized reseller for Apple Computer, Inc. ("Apple"), Cisco Systems, Inc. ("Cisco") as a Cisco Silver Certified Partner, Hewlett-Packard as an HP Gold Provider, a State/Local Government Specialized Partner, Certified Education Partner (K-12), and a Certified Education Partner (for higher education), IBM, IPcelerate, Inc. ("IPcelerate"), Lenovo, Lexmark International, Inc., Microsoft as a Microsoft Gold Partner, NEC-Mitsubishi Electronic Display of America, Inc. ("NEC"), Nortel Networks ("Nortel"), Novell, Inc. ("Novell") as a Novell Platinum Partner, Packeteer, Secure Computing Corporation as a Gold Partner, Smart Technologies, Symantec, Toshiba American Information Systems, Inc. ("Toshiba"), Websense, and 3COM. In addition to those manufacturers referenced above, we sell products manufactured by Citrix and Xerox/Tektronix, as well as video surveillance equipment manufactured by Bosch, and 9-1-1 emergency response and system management solutions manufactured by PlantCML. TransNet does not manufacture or produce any of the items it markets.

        The Corporation's sale of wireless networking products remained strong in fiscal 2008. Because wireless networks provide for network access without traditional connections, the need for security of the data in these networks has dramatically increased. In keeping with the critical need for network security, the Corporation markets network management and control software to provide greater security to its clients, allowing them to monitor and control access to their networks with security measures such as user authentication and verification. TransNet offers a full range of security products to provide the required security safeguards, including the technologies described below.

        TransNet's strategy is to become a leading provider of advanced technologies. To continue its commitment to provide its clients with cutting-edge technology, and in keeping with this strategy, during fiscal 2008, we enhanced our unified communications offering. The networks sold by TransNet allow for optimization through addition of new "layers" which incorporate new solutions converged on to an existing network. These layers may be selectively added in increments to existing networks based on specific client needs, budgets, and timeframes. While many of these solutions, such as the ones discussed below, have been evolving over the past few years, it is only recently that these technologies have evolved to the point of integration onto a VoIP system. One example is physical security solution suites for both public and commercial sites. The need and demand for these solutions has increased dramatically in our post-9/11 world, and "situational awareness" is key. In addition to tie-ins to fire alarms and smoke detectors, these solutions, through video surveillance cameras, as well as personnel authentication and validations, monitor access to specific physical locations with advanced network-administered security controls focused upon intruder prevention and containment. These physical security solutions not only monitor and control access to locations under specified parameters that may be modified by the client with respect to day of the week and time of day, but because these solutions now operate on the client's VoIP network, they connect with the network's voice, data, and video applications to provide real-time notification of security breaches, and allow for instant messaging of first-responders and/or security forces, and/or to provide automatic physical security modifications in effected areas of a location, for example, restricting entrance or exits from a particular part of a building, or enhanced video surveillance to improve the clarity of videos from monitoring cameras. An added benefit may be obtained through the use of secure virtual private network ("VPN") access, whereby these systems allow monitoring of multiple areas without incurred expenses for multiple security teams. We believe these technologies hold great promise for educational facilities and emergency response clients, as well as having commercial applications.

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

        Other technologies marketed by TransNet include mesh-networking products which provide the expansion of networks, including wireless networks, into areas in which there is minimal data connectivity. Our newer offerings include active radio frequency identification ("RFID") products. RFID allows monitoring of specific units for tracking and/or loss prevention. These applications have proven themselves as cost-effective solutions for clients such as hospitals and those with large plants.

These are some of the solutions marketed by TransNet that fulfill the promise of converged networks. Because these are emergent technologies, the sales of these new technologies did not account for a material source of revenues during fiscal 2008. We have seen a significant increase in interest for these products and we believe that these technologies will assume a greater market share in our performance going forward.

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

        The Corporation does not maintain a standard inventory, but orders product based upon orders received by its clients. Shipments are made from the Corporation's warehouse in Branchburg, New Jersey primarily through common carriers. In addition, in an effort to reduce costs, the Corporation has instituted a direct shipping program, through which product is shipped directly from the Corporation's suppliers to customers. Backlogs of orders are generally immaterial, although the Corporation has experienced an increase in open orders during the first quarter of fiscal 2009.

        The marketing of IT products and related technical services is generally not seasonal in nature.

        TECHNICAL SUPPORT AND SERVICE: During the past year, our management continued its focus on marketing a wide array of sophisticated technical services in conjunction with equipment sales to its clients in order to maximize profits. Services are available for a variety of products marketed by the Corporation, and include system integration and design, preparing, implementing, testing, operating, supporting, and optimizing the networks we market. In addition, TransNet provides post-installation technical support and network monitoring services, authorized warranty service, help-desk services, call center support, and "break and fix" repair and maintenance services. Service operations are a significant source of revenues, comprising 42% of revenues in fiscal 2008, 37% of revenues in fiscal 2007, and 41% of revenues in fiscal 2006.

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

        Post-installation, TransNet offers a variety of support contracts that are tailored to clients' support requirements to assure prompt response to network problems. Networks have become increasingly complex, the number of wireless networks has expanded, and the need for sophisticated services related to management and security of network operations and proper flow and security of data likewise has increased. In response, TransNet has incorporated network security management into its service offerings. TransNet utilizes an automated remote management system in our Support Center located in Branchburg, New Jersey to provide real-time monitoring of clients' networks, VoIP systems and network infrastructure and immediate detection of, and response to, network problems or failure, or breaches in network security. Detected problems are routed through our Support Center, and a technician is assigned to remedy the situation remotely if possible, or dispatched to the client site, if necessary. Regular diagnostic reports are generated, as well.

        Additional post-installation services include troubleshooting, diagnosis, and remedial action performed remotely and/or on-site by skilled system engineers. We offer a range of guaranteed response times, based upon the client's specific response requirements or the nature of the outage. The availability of these services is determined by the client, ranging from 24/7 coverage to next business day response. In addition, our system engineers and service technicians provide service and support on an on-call basis for networks, file servers, personal computers, laptop computers, printers and other peripheral equipment.

        Many businesses elect to focus their resources on their respective core business and, accordingly, do not have internal IT staffs, and as a result, they outsource these services and obtain technical services from IT solutions providers such as TransNet. The Corporation provides a wide variety of cost-effective outsourced network services to assist customers in optimizing technology to enhance their productivity. Many of these services may be performed at the client site or through our Support Center. In addition to those services referenced above, we offer services of skilled technology personnel, including WAN and LAN planning, design, implementation and support, PC hardware support, systems integration services, project management, help desk services, asset management, relocation services, and installation or installation coordination. In addition, the Corporation hosts a call center in its Branchburg, New Jersey location where our technicians provide remote support services, and through our help-desk provide customized end-user support to meet clients' specific requirements.

        Through its "TechNet" program, the Corporation stations service personnel at a customer's location on a full-time basis. Under this program, the Corporation has entered into individual agreements with large corporate customers to provide support and repair and maintenance services. Technical support and services are performed pursuant to contracts of specified terms and coverage (hourly rates or fixed price extended contracts) or on a time and materials basis. These agreements are for twelve months or less. These agreements contain provisions allowing for termination prior to the expiration of the agreements. Although the agreements generally contain renewal terms, there is no assurance that the agreements will be renewed. During the past few years, this area of service operations has declined, as many US businesses have moved their support programs outside the United States, a trend which we believe will continue.

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

        IT STAFFING: During fiscal 2008, TransNet expanded its range of services to include recruiting and sourcing technical personnel to meet the specific short-term or long-term staffing needs of our clients. Because of its first-hand knowledge of the industry and the skills and experience required for IT positions, TransNet can understand its clients' staffing needs. Recruiters with experience in our industry as well as recruiting can save clients time and expense and deliver qualified candidates. Our staffing activities are not a material source of revenues. These higher profit margin services increased during fiscal 2008 and we are optimistic that these activities will continue to generate profits in fiscal 2009.

        TRAINING: TransNet's headquarters houses its training center, the TransNet Education Center, which provides training for customers. The Corporation also provides training at customer sites. The Corporation offers comprehensive training on hardware and software, including a wide variety of Windows and Macintosh systems and network applications, operation, and maintenance. The Corporation's Training Center has its own dedicated network. The training activities of the Corporation are not a material source of revenue.

        SUPPLIERS: TransNet purchases product directly from its suppliers. In order to reduce its costs for computer and related equipment, the Corporation has a buying agreement with Ingram Micro, Inc. Under this arrangement, the Corporation is able to purchase equipment of various manufacturers at discounts currently unavailable to it through other avenues. During fiscal 2008, the majority of the revenues generated by TransNet from product sales were attributable to products purchased from Ingram Micro, Inc. pursuant to this agreement. The balance of the Corporation's product sales were attributable to products purchased from a variety of sources on an as needed order basis. Alternate suppliers include Tech Data Corp., as well as Synnex and HP, from whom the Corporation purchases direct. Management anticipates that Ingram Micro, Inc. will be a major supplier during fiscal 2009.

        CUSTOMERS: TransNet's target markets include corporate and commercial customers, and state and local governmental agencies, municipalities, and educational customers. The majority of the Corporation's corporate customers are commercial users located in the New Jersey - New York City metropolitan area and eastern Pennsylvania. During fiscal 2007, TransNet opened a sales office in suburban Philadelphia, Pennsylvania.

        In fiscal 2008, no customer accounted for 10% or more of the Corporation's revenues. In fiscal 2007, one customer accounted for 10% of the Corporation's revenues. The loss of this customer would not have had a material adverse effect on the Corporation. During fiscal 2006, no customer accounted for 10% or more of the Corporation's revenues.

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

        TransNet provides a comprehensive range of IT and VoIP solutions to its customers, including a wide variety of network solutions, and network management and technical support services. We compete on the basis of technology, performance, price, quality, reliability, brand, distribution, range of products and services, account relationships, customer service and support. Management believes that commercial clients require significant levels of sophisticated support services such as those provided by the Corporation. TransNet's services benefit the clients by providing in-depth product knowledge and experience, competitive pricing and the high level of technical services. Management believes that TransNet's understanding of customers' needs and its ability to combine competitive pricing with responsive and sophisticated support services allow it to compete effectively against a wide variety of alternative sales and distribution channels, including independent dealers, direct mail and telemarketing, superstores and direct sales by manufacturers (including some of its own suppliers).

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

        EMPLOYEES: As of September 15, 2008, the Corporation employed 117 full-time employees and 37 part-time employees. None of its employees are subject to collective bargaining agreements.

ITEM 1A.  RISK FACTORS

The following are risks related to our business:

OUR OPERATING RESULTS HAVE VARIED, AND MAY CONTINUE TO VARY. WE RECOGNIZED LOSSES FOR THE PAST THREE FISCAL YEARS.

        We incurred losses of approximately $2.2 million for fiscal 2008, $1.5 million for fiscal 2007, and approximately $1 million for fiscal 2006. Our net losses may continue and our ability to sustain profitability will be impacted by:

     o the short-term nature of client's commitments because of shorter-term projects rather than long-term contracts

     o patterns of capital spending by clients, as the industry continues to experience a sluggish IT spending environment

     o  general economic conditions

     o pricing changes in response to competitive factors, often driving prices and profit margins down

     o  our revenues may not increase or remain at current levels

     o our ability to access sufficient working capital and/or vendor credit to fund sales and operating activities

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

WE REQUIRE ACCESS TO WORKING CAPITAL AND VENDOR CREDIT TO FUND OUR DAY-TO-DAY OPERATIONS.

        We require access to working capital to fund our day-to-day operations, particularly at the end of our fiscal quarters when demand for our products and services increase. Our lines of credit contain a number of covenants regarding payments, amount and quality of our accounts receivables, and inventory levels. A breach of these covenants, unless waived, may result in termination of the arrangements or acceleration of payment due under these arrangements, which would have an adverse impact upon our financial condition.

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

WE MUST MAINTAIN AUTHORIZATIONS FROM MAJOR MANUFACTURERS TO OPERATE AS AN AUTHORIZED RESELLER AND/OR SERVICE PROVIDER TO PROVIDE THE RESPECTIVE MANUFACTURER'S PRODUCTS AND SERVICES.

        We must maintain our authorized status as an authorized reseller or authorized service provider in order to market the products of most major manufacturers. Such authorizations are conditioned upon our continued ability to meet specified requirements, usually related to technical skill levels of our personnel. Although we do not foresee any problem in maintaining our authorizations or obtaining future authorizations, without these authorizations or suitable replacements, we would not be able to offer our clients the products we currently market.

WE PURCHASE PRODUCT FROM A SMALL NUMBER OF SUPPLIERS.

        The majority of our purchases are made from a single supplier who provides us with discounted prices. Although the product purchased from that supplier is available from other sources, if that supplier relationship were terminated, we may not be able to obtain the products at the same discounted pricing, and that may have an adverse impact on our ability to compete and our profit margins.

A PORTION OF OUR REVENUE COMES FROM GOVERNMENTAL CLIENTS.

         A portion of our revenue is derived from contracts with state and local governments and governmental agencies. Future statutes and/or regulations, and/or changes in purchasing methods by these entities may affect future revenues and/or profitability of these contracts.

THERE HAS BEEN SIGNIFICANT VOLATILITY IN OUR STOCK PRICE.

        The market for our common stock has a limited daily trading volume, and therefore even moderate selling pressure could have a depressive effect on our stock price. Price volatility may continue. The stock price is affected by revenue, earning results, and general economic conditions.


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

        The Corporation leases shared office space from an unaffiliated third party in the suburban Philadelphia, Pennsylvania area. The space is leased on a month-to-month basis. During fiscal 2008, the cost under this arrangement was $6,443.

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

Calendar Year                                       Closing Sales Prices
-------------                                       --------------------
                                                    High             Low
                                                    ----             ---

2006
----
      Third Quarter                                $1.42           $1.15
      Fourth Quarter                                1.21            1.08

2007
----
      First Quarter                                $1.31           $1.09
      Second Quarter                                1.30            1.11
      Third Quarter                                 1.30            1.10
      Fourth Quarter                                1.29            1.08

2008
----
      First Quarter                                $1.19           $0.79
      Second Quarter                                0.85            0.60

      As of September 12, 2008, the number of shareholders of record of TransNet's common stock was 2,169. Such number of record owners was determined from the Company's shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

      TransNet declared a dividend of $0.07 per share on April 28, 2004, payable to shareholders on May 14, 2004. The dividend was paid on June 1, 2004. This was the first dividend paid by the Corporation. The Board of Directors may consider future dividends, but no assurance can be given that additional dividends will be issued. No other dividends have been declared.

Performance Graph
-----------------


                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
               Among TransNet Corporation, The Russell 2000 Index
                     And The RDG Technology Composite Index

            [DATA BELOW REPRESENTS A LINE GRAPH IN THE PRINTED PIECE]

--------------------------------------------------------------------------------
                              6/03      6/04     6/05     6/06     6/07     6/08
--------------------------------------------------------------------------------

TransNet Corporation         100.00   135.62   129.49   109.37   113.74    52.50
Russell 2000                 100.00   133.37   145.96   167.24   194.73   163.19
RDG Technology Composite     100.00   127.03   122.79   128.92   160.43   146.26


*$100 invested on 6/30/03 in stock & index-including reinvestment of dividends. Fiscal year ending June 30.

--------------------------------------------------------------------------------
ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

The selected consolidated financial data set forth below should be read in conjunction with, and is qualified in its entirety by, the Corporation's consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.


                                                                    Year Ended June 30,
----------------------------------------------------------------------------------------------------------------------
                                           2008             2007             2006             2005             2004
----------------------------------------------------------------------------------------------------------------------
STATEMENTS OF INCOME DATA
NET SALES:
   Equipment                           $15,832,463      $19,729,956      $21,024,838      $18,209,885      $15,636,812
   Services                             11,574,965       11,835,376       14,390,324       15,831,106       14,962,852
                                       -------------------------------------------------------------------------------
                                        27,407,428       31,565,332       35,415,162       34,040,991       30,599,664
                                       -------------------------------------------------------------------------------
COST OF SALES:
   Equipment                            14,497,141       17,405,209       19,083,778       16,948,499       14,112,956
   Services                              8,524,111        9,307,454       10,358,780       12,161,808       11,728,379
                                       -------------------------------------------------------------------------------
                                        23,021,252       26,712,663       29,442,558       29,110,307       25,841,335
                                       -------------------------------------------------------------------------------

GROSS PROFIT:                            4,386,176        4,852,669        5,972,604        4,930,684        4,758,329
                                       -------------------------------------------------------------------------------

Selling, General & Administrative        6,583,772        6,268,995        7,031,498        6,788,239        5,957,851
Impairment of Goodwill                          --          (99,446)              --               --               --
                                       -------------------------------------------------------------------------------

Operating Income (Loss)                 (2,197,596)      (1,515,781)      (1,058,894)      (1,857,555)      (1,199,522)
                                       -------------------------------------------------------------------------------

Other Income (Loss)
   Interest Income                          50,943           80,824           47,605           52,074           69,973
   Interest Expense                        (67,942)         (24,897)          (2,060)              --               --
   Gain (Loss) on Disposal of Asset          1,550               --           15,224           (2,584)              --
                                       -------------------------------------------------------------------------------
Total Other Income (Loss)                                                                      49,490           69,973

Income (Loss) before Income
   Tax Benefit (Expense)                (2,213,045)      (1,459,854)        (998,125)      (1,808,065)      (1,129,549)
Income Tax Benefit (Expense)                    --          (86,600)              --          431,787               --
                                       -------------------------------------------------------------------------------
Net Income (Loss)                      $(2,213,045)     $(1,546,454)     $  (998,125)     $(1,376,278)     $(1,129,549)

Dividends Paid                                  --               --               --               --         (336,060)

Income (Loss) Per Common Share
- Basic and Diluted                          (0.46)           (0.32)           (0.21)           (0.29)           (0.24)

Weighted Average Shares Outstanding
- Basic and Diluted                      4,823,304        4,823,304        4,823,304        4,818,304        4,779,973

BALANCE SHEET DATA
Working Capital                          4,702,177        6,771,748        8,985,003        8,983,510       10,657,957
Total Assets                             8,389,384        9,168,312       10,022,248       12,009,100       12,963,609
Long-Term Obligations                           --               --               --               --               --
Shareholders Equity                      5,178,034        7,391,079        8,937,533        9,935,658       11,296,536

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Revenues for the fiscal year ended June 30, 2008 were $27,407,428 as compared with $31,565,332 for the fiscal year ended June 30, 2007, and $35,415,162 for the fiscal year ended June 30, 2006. Revenues decreased in both fiscal 2008 and 2007 as compared to prior years as a result of an overall decrease in business. Service revenues (technical support, repair and maintenance, network integration and training) remained relatively constant despite a slight decline in fiscal 2008 as compared to the prior year, but decreased in fiscal 2007 as compared to the prior fiscal year as a result of decreased demand for certain of the Corporation's legacy technical services and decreased service revenues, as discussed below.

        For fiscal 2008, the Corporation reported a net loss of $2,213,045, which was directly attributable to decreased revenues and increased expenses, including selling, general and administrative expenses. For fiscal 2007, the Corporation reported a net loss of $1,546,454 as compared with a net loss of $998,125 for fiscal 2006. The net loss reported in fiscal 2007 was the result of an overall slowdown in the Corporation's business, including a decrease in service revenues, particularly a decline in demand for the Corporation's legacy services. Also contributing to the loss for fiscal 2007 were the $186,046 non-recurring expenses related to elimination of goodwill and deferred taxes. Management notes that the results for fourth quarter of fiscal 2008 and during the first quarter of fiscal 2009, sales increased and notes an increased backlog of open orders as compared to the same period in the prior year. Although no assurance can be given, based upon the number of open sales orders, management believes that the increase in revenues will continue through the second quarter of fiscal 2009, and is cautiously optimistic that the results for the first quarter of 2009 will be profitable. The net loss for fiscal 2006 was attributable to the Corporation's decrease in profit margins and decrease in service revenues during the fourth quarter of fiscal 2006. These results outweighed the profitable results of the first three quarters.

        During the fiscal years discussed, the Corporation performed under contract awards for VoIP products and services, the performance of which will extend over several quarters, pending construction of the sites into which the systems will be installed and implemented. Management notes that some of these projects were affected by construction delays beyond the Corporation's control, and these delays resulted in some order backlogs. None of these delays had any significant impact upon the operations of the Corporation. During fiscal 2008, 2007, and 2006, the Corporation's clients continued to be conservative in their IT budgetary spending. As a result, management refocused its attention on utilization rates of its service technicians and monitoring selling and administrative expenses in an effort to contain expenses as much as possible.

        During the fiscal years discussed, clients continue to scrutinize their IT spending and the related returns on investments before incurring new expenses. Management believes that future spending will be subject to specific criteria, but also believes that as single source provider, the Corporation will be in a better position to satisfy client demands for cost-effectiveness and a suitable return on investment. The VoIP networks marketed by TransNet are designed with the capacity for "optimization" through the subsequent addition of layers of solutions, for example, security solutions, as discussed in Item 1. We are confident that our strategy of being an advanced solutions provider will result in future revenues from clients' optimization of already installed networks. In conjunction with these solutions, we note the rapid development of technologies which now allow for the integration of voice, video, and data at levels not seen before now, and which provide clients with greater operating efficiencies.

        As part of the industry competition pressures discussed herein, management continues to see certain erosion in business related to Fortune 500 customers as those customers enter into and/or expand business relationships with large global partners and transfer this business to overseas service providers, such as those in India. Although management believes that projects performed during 2008 and 2007 replaced much of the reduced business, and believes its focus on higher margin services related to VoIP/IP Telephony and security will lead to continued growth and opportunities that will help compensate for this reduction, no assurances can be given that the Corporation will be able to replace the loss of a significant amount of business from these legacy services, or that such operations will not be adversely effected.

        Service related revenues, a material portion of revenues, are significant in their contributions to net income because these operations yield a higher profit margin than equipment sales. Services during the past two fiscal years are comprised primarily of services related to the sale and implementation of VoIP networks. Services for 2006 included legacy services, which have declined in the past two years. These services include planning, design, configuration, installation and implementation, testing, and optimization. Revenues are also generated by a variety of support contracts for these networks. Under these agreements, TransNet's Support Center provides troubleshooting, diagnosis, and remedial services performed remotely by skilled system engineers, who will be dispatched to perform on-site repairs, if necessary. The agreements are for twelve months, and provide a range of guaranteed response time, based upon the client's specific response requirements or the nature of the outage. The availability of these services is determined by the client, from 24/7 to next business day. In addition, our system engineers and service technicians provide service and support on an on-call basis. As noted above, revenue resulting from contracts with corporate clients for the provision of service, support, outsourcing, and network integration has decreased in conjunction with the erosion of demand for these services as those services are moved offshore. The service contracts, with a number of corporate and educational customers, provide service and support for the customer's personal computers, peripherals, and networks. These contracts are short-term, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

        As noted above, certain support services are rendered for a specific project, such as a VoIP installation, rather than contract based business, in which technical services are rendered for a specific period of time. Accordingly, the Corporation must rely more upon projects as a source of revenues. Industry changes have also diminished the demand for certain legacy support services, such as help desk, as demand for services such as those related to VoIP systems and call centers has increased. The Corporation has modified its service offerings in response to these industry fluctuations, and has recruited experienced and specially certified systems engineers and project managers to respond to increased VoIP projects.

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

        To meet these competitive challenges and to maximize the Corporation's profit margin, management has modified its marketing strategy. Management also utilizes approaches such as manufacturers' direct shipment and billing of the customers in exchange for payment to the Corporation of an "agency fee" as a means to reduce equipment related costs while increasing profits. These direct ship sales supplement sales through traditional channels, and are not material. Management's current marketing strategy is designed to shift its focus to provision of technical services and to sales of lower revenue/higher profit margin products related to service and support operations. Management's efforts include targeting commercial, educational, and governmental customers who provide marketplaces for a wide range of products and services at one time, a cost-effective approach to sales. These customers often do not have their own technical staffs and outsource their computer service requirements to companies such as TransNet. Management believes it maximizes profits through concentration on sales of value-added applications, promotion of the Corporation's service and support operations, and strict adherence to cost cutting controls. In light of the above, management emphasizes and continues the aggressive pursuit of an increased volume of sales of VoIP systems, and related technical service and support programs, and has introduced new technical support programs offering a wide variety of alternatives of remote and on-site network support and monitoring. Management believes that product sales will continue to generate a significant percentage of the Company's revenues. In addition, the Corporation's buying agreement with Ingram Micro, Inc. enhances the Corporation's competitive edge through product discounts unavailable through other sources. Although there is uncertainty as to the economic future, management is cautiously optimistic, particularly with respect to expansion of its sales of VoIP technologies, such as physical security solutions, and anticipates a return to profitability in the first quarter of fiscal 2009. No assurances can be given for that or any other quarter, however.

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

        During the fiscal year ended June 30, 2008, selling, general and administrative expenses increased to 24% of revenues, as a result of lower revenues as well as increased expenses related to the expansion of the Corporation's sales force and technical support staff. During fiscal 2007, selling, general and administrative expenses remained constant at 20% of revenues, the same level as fiscal 2006. These expenses include those management incurred to invest in the expertise of its sales and support teams, their certifications, and corporate infrastructure, particularly in the last quarter of fiscal 2007 when management expanded its sales staff to expand its sales of products and services. Management incurred these expenses as investments required to meet the demands of the current IT environment, and to lead to sustainable growth for the Corporation. Management continues its efforts to control expenses, despite increasing personnel related costs, such as health benefits.

        Interest income for fiscal 2008 decreased as compared to the prior year as a result of lower amounts invested. Interest income increased in fiscal 2007 as compared to 2006 due to better rates of return.

LIQUIDITY AND CAPITAL RESOURCES

        There are no material commitments of the Corporation's capital resources, other than leases and employment contracts.

        Cash and cash equivalents decreased in each of the fiscal years discussed, as cash was utilized to fund operations and during fiscal 2008, increased selling, general and administrative expenses. Cash levels were negatively impacted by the increase in accounts receivable due to the slow payment cycles of public sector clients. The increase in orders received during the fourth quarter also impacted cash and cash equivalents which were required to fund sales activities and shipments. The Corporation has entered into a credit arrangement to assist in funding operations, as necessary. The borrowing is secured by certain of the Corporation's assets. See Note [6][C] to the Consolidated Financial Statements for a discussion of this arrangement. Accounts receivable increased in fiscal 2008 as compared to the prior fiscal year as a result of a significant increase in orders approaching the end of the fourth quarter, and in large part due to the slower payment schedules observed by the state and local governmental agencies responsible for the work performed by the Corporation. The Corporation is aggressively pursuing receipt of payment on the receivables.

        The significant increase in accounts payable in fiscal 2008 as compared to fiscal 2007 is directly attributable to the increase in orders, primarily from public educational clients, during the last quarter of the fiscal year.

        The Corporation currently finances the purchases of portions of its inventory through credit line arrangements with third-party lenders, under which such inventory secures the financed purchases. The arrangements provide for specified interest free payment periods. Outstanding balances under the credit line arrangements increased in fiscal 2008 over the prior fiscal year due to the significant increase in orders received at year-end, many of which were shipped directly to the customers from our suppliers.

        Inventory decreased in fiscal 2008, as compared to the prior year due to hardware sales and shipments at the end of the fourth quarter. The Corporation does not maintain an inventory of standard product.


IMPACT OF INFLATION

The effects of inflation on our operations were not significant during the periods presented.


CONTRACTUAL OBLIGATIONS

                                     Less than        1-3     4-5   More than
Contractual Obligations      Total    One year      Years   Years     5 Years
-----------------------   --------   ---------   --------   -----   ---------

Real Estate Lease         $494,947    $185,605   $309,342      --          --

Office Equipment           $27,661     $10,437    $17,224      --          --

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

Income Tax Accounting
---------------------

The Corporation determines its provision for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences of existing assets and liabilities and their respective tax bases. Future tax benefits of tax loss and credit carryforwards also are recognized as deferred tax assets. When necessary, deferred tax assets are reduced by a valuation allowance to the extent the Corporation concludes there is uncertainty as to their ultimate realization. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that the change is enacted.

For the fiscal years ended June 30, 2008 and 2007, the Corporation had no current or deferred income tax provision. Deferred taxes are based upon differences between the financial statement and tax basis of assets and liabilities and available net operating loss carryforwards. A full valuation allowance has been established due to the uncertainty about the realization of the deferred tax asset.


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



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See attached.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of TransNet Corporation and Subsidiary
   Somerville, New Jersey



We have audited the consolidated balance sheets of TransNet Corporation and Subsidiary as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransNet Corporation and Subsidiary as of June 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles.








                                      MSPC
                                      Certified Public Accountants and Advisors,
                                      A Professional Corporation

Cranford, New Jersey
September 23, 2008

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                            JUNE 30,
                                                   ----------------------------
                                                      2 0 0 8         2 0 0 7
                                                      -------         -------
ASSETS:
CURRENT ASSETS:
   Cash and Cash Equivalents                       $    314,618    $  2,462,442
   Restricted Cash                                      837,010              --
   Accounts Receivable - Net                          6,477,948       5,606,680
   Inventories - Net                                    265,977         470,827
   Other Current Assets                                  17,974           9,032
                                                   ------------    ------------

   TOTAL CURRENT ASSETS                               7,913,527       8,548,981

PROPERTY AND EQUIPMENT - NET                            271,695         435,787

OTHER ASSETS                                            204,162         183,544
                                                   ------------    ------------

   TOTAL ASSETS                                    $  8,389,384    $  9,168,312
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts Payable                                $    845,579    $    741,993
   Accrued Expenses                                     410,729         231,651
   Income Taxes Payable                                      --           1,569
   Lines of Credit                                    1,955,042         802,020
                                                   ------------    ------------

   TOTAL CURRENT LIABILITIES                          3,211,350       1,777,233
                                                   ------------    ------------

STOCKHOLDERS' EQUITY:
   Capital Stock - Common, $.01 Par Value,
     Authorized 15,000,000 Shares; Issued
     7,408,524 Shares at June 30, 2008
     and 7,408,524 at June 30, 2007 [of
     which 2,585,220 are in Treasury at
     June 30, 2008 and 2007]                             74,085          74,085

   Additional Paid-in Capital                        10,574,670      10,574,670

   Retained Earnings                                  1,682,114       3,895,159
                                                   ------------    ------------

   Totals                                            12,330,869      14,543,914
   Less:  Treasury Stock - At Cost                   (7,152,835)     (7,152,835)
                                                   ------------    ------------

   TOTAL STOCKHOLDERS' EQUITY                         5,178,034       7,391,079
                                                   ------------    ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  8,389,384    $  9,168,312
                                                   ============    ============

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                               Y E A R S   E N D E D
                                     ------------------------------------------
                                                   J U N E   3 0,
                                     ------------------------------------------
                                       2 0 0 8        2 0 0 7        2 0 0 6
                                       -------        -------        -------

REVENUE:
  Equipment                          $ 15,832,463   $ 19,729,956   $ 21,024,838
  Services                             11,574,965     11,835,376     14,390,324
                                     ------------   ------------   ------------

  TOTAL REVENUE                        27,407,428     31,565,332     35,415,162
                                     ------------   ------------   ------------

COST OF REVENUE:
  Equipment                            14,497,141     17,405,209     18,929,409
  Services                              8,524,111      9,307,454     10,513,149
                                     ------------   ------------   ------------

  TOTAL COST OF REVENUE                23,021,252     26,712,663     29,442,558
                                     ------------   ------------   ------------

  GROSS PROFIT                          4,386,176      4,852,669      5,972,604

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                              6,583,772      6,268,995      7,031,498

IMPAIRMENT OF GOODWILL                         --        (99,446)            --
                                     ------------   ------------   ------------

  OPERATING LOSS                       (2,197,596)    (1,515,781)    (1,058,894)

OTHER INCOME [LOSS]:
  Interest Income                          50,943         80,824         47,605
  Interest Expense                        (67,942)       (24,897)        (2,060)
  Gain on Disposal of Asset                 1,550             --         15,224
                                     ------------   ------------   ------------

  LOSS BEFORE INCOME TAX BENEFIT
    [EXPENSE]                          (2,213,045)    (1,459,854)      (998,125)

INCOME TAX BENEFIT [EXPENSES]                  --        (86,600)            --
                                     ------------   ------------   ------------

  NET LOSS                           $ (2,213,045)  $ (1,546,454)  $   (998,125)
                                     ============   ============   ============

  BASIC AND DILUTED
    NET LOSS PER COMMON SHARE        $       (.46)  $       (.32)  $       (.21)
                                     ============   ============   ============

  WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - BASIC                 4,823,304      4,823,304      4,823,304
                                     ============   ============   ============

  WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - DILUTED               4,823,304      4,823,304      4,823,304
                                     ============   ============   ============

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                       COMMON STOCK                                            TREASURY STOCK             TOTAL
                                -------------------------     PAID-IN       RETAINED     --------------------------    STOCKHOLDERS'
                                   SHARES        AMOUNT       CAPITAL       EARNINGS       SHARES         AMOUNT         EQUITY
                                -----------   -----------   -----------   -----------    -----------    -----------    ------------
BALANCE - JUNE 30, 2005           7,408,524        74,085    10,574,670     6,439,738     (2,585,220)    (7,152,835)     9,935,658

   Net Loss                              --            --            --      (998,125)            --             --       (998,125)
                                -----------   -----------   -----------   -----------    -----------    -----------    -----------

BALANCE - JUNE 30, 2006           7,408,524        74,085    10,574,670     5,441,613     (2,585,220)    (7,152,835)     8,937,533

   Net Loss                              --            --            --    (1,546,454)            --             --     (1,546,454)
                                -----------   -----------   -----------   -----------    -----------    -----------    -----------

BALANCE - JUNE 30, 2007           7,408,524        74,085    10,574,670     3,895,159     (2,585,220)    (7,152,835)     7,391,079

   Net Loss                              --            --            --    (2,213,045)            --             --     (2,213,045)
                                -----------   -----------   -----------   -----------    -----------    -----------    -----------

BALANCE - JUNE 30, 2008           7,408,524   $    74,085   $10,574,670   $ 1,682,114     (2,585,220)   $(7,152,835)   $ 5,178,034
                                ===========   ===========   ===========   ===========    ===========    ===========    ===========



See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                          Y E A R S   E N D E D
                                                 ---------------------------------------
                                                              J U N E   3 0,
                                                 ---------------------------------------
                                                   2 0 0 8       2 0 0 7       2 0 0 6
                                                   -------       -------       -------
OPERATING ACTIVITIES:
  Net Loss                                       $(2,213,045)  $(1,546,454)  $  (998,125)
                                                 -----------   -----------   -----------
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operating Activities:
    Depreciation and Amortization                    233,252       222,105       250,847
    Gain on Sale of Equipment                         (1,550)           --       (15,224)
    Provision for Doubtful Accounts                   90,000      (153,472)       48,977
    Deferred Income Taxes                                 --        86,471            --
    Inventory Reserve Adjustment                      (3,000)      (10,000)           --

  Changes in Assets and Liabilities:
    [Increase] Decrease in:
      Restricted Cash                               (837,010)           --            --
      Accounts Receivable                           (961,268)   (2,014,682)       35,328
      Inventories                                    207,850     1,040,868        77,658
      Other Current Assets                            (8,942)       60,981        16,375
      Other Assets                                   (21,621)       95,495       (18,734)

    Increase [Decrease] in:
      Accounts Payable and Accrued Expenses          282,664       567,517      (344,625)
      Income Taxes Payable                            (1,569)       (8,042)      (10,381)
                                                 -----------   -----------   -----------

    Total Adjustments                             (1,021,194)     (112,759)       40,221
                                                 -----------   -----------   -----------

  NET CASH - OPERATING ACTIVITIES                 (3,234,239)   (1,659,213)     (957,904)
                                                 -----------   -----------   -----------

INVESTING ACTIVITIES:
  Capital Expenditures                               (68,157)      (93,353)     (137,607)
  Proceeds from Sale of Asset                          1,550            --        41,000
                                                 -----------   -----------   -----------

  NET CASH - INVESTING ACTIVITIES                    (66,607)      (93,353)      (96,607)
                                                 -----------   -----------   -----------

FINANCING ACTIVITIES:
  Lines of Credit - Net                            1,153,022       180,513      (663,398)
                                                 -----------   -----------   -----------

  NET DECREASE IN CASH AND CASH EQUIVALENTS       (2,147,824)   (1,572,053)   (1,717,909)

CASH AND CASH EQUIVALENTS - BEGINNING
  OF YEARS                                         2,462,442     4,034,495     5,752,404
                                                 -----------   -----------   -----------

  CASH AND CASH EQUIVALENTS - END OF YEARS       $   314,618   $ 2,462,442   $ 4,034,495
                                                 ===========   ===========   ===========

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                          Y E A R S   E N D E D
                                                 ---------------------------------------
                                                              J U N E   3 0,
                                                 ---------------------------------------
                                                   2 0 0 8       2 0 0 7       2 0 0 6
                                                   -------       -------       -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the years for:
    Interest                                     $    62,932   $    24,897   $        --
    Income Taxes                                 $        --   $        --   $        --

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

[C] ACCOUNTS RECEIVABLE - Accounts receivable have been reduced by an allowance for doubtful accounts of $115,000 and $25,000 as of June 30, 2008 and 2007, respectively. The receivables secure borrowings under the loans payable [See
Note 6C].

[D] INVENTORIES - The Company's inventory is valued at the lower of cost [determined on the moving average-cost basis] or market. Inventory has been reduced by an allowance of $7,000 and $10,000 at June 30, 2008 and 2007, respectively. The inventory secures borrowings under loans payable [See Note 6C].

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

[I] CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk of its customers establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is not significant. The Company places its cash with high credit financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risks. As of June 30, 2008, the Company had approximately $963,373 which is subject to such risk. The Company does not require collateral or other security to support financial instruments subject to credit risk.

[J] BUSINESS CONCENTRATIONS - The Company is engaged in the sale and technical support and service of local area networks, personal computer systems, and peripheral equipment, software, and supplies to companies and organizations located primarily in the New Jersey, Eastern Pennsylvania and the New York City Metropolitan area and is currently an authorized dealer for several computer products manufacturers, including 3 Com, Apple, Cisco, Hewlett Packard, IBM, Intel, NEC, Nortel, Novell and Microsoft Corporation. If the Company were to lose any of its dealer authorizations or if it were to experience significant delays, interruptions or reductions in its supply of hardware and software, the Company's revenues and profits could be adversely affected.

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

[N] IMPAIRMENT OF LONG LIVED ASSETS - Certain long-term assets of the Company are reviewed quarterly as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 144, "Accounting for the Impairment or disposal of Long-Lived Assets." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. For the three years ended June 30, 2008, the Company has not recognized an impairment of a long-lived asset.

[3] INVENTORIES

Inventories consist of the following at June 30, 2008 and 2007:

                                                      JUNE 30,
                                             --------------------------
                                               2 0 0 8        2 0 0 7
                                               -------        -------

Product Inventory                            $   261,885    $   475,050
Service Parts                                     11,092          5,777
Obsolescence Reserve                              (7,000)       (10,000)
                                             -----------    -----------

   TOTALS                                    $   265,977    $   470,827
   ------                                    ===========    ===========

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #4
--------------------------------------------------------------------------------


[4] PROPERTY, EQUIPMENT, DEPRECIATION AND AMORTIZATION

Property and equipment and accumulated depreciation and amortization as of June 30, 2008 and 2007 are as follows:

                                                              JUNE 30,
                                                   ----------------------------
                                                       2 0 0 8        2 0 0 7
                                                       -------        -------

Automobiles                                        $    272,366    $    291,967
Office Equipment                                      2,251,769       2,190,487
Furniture and Fixtures                                  344,009         344,009
Leasehold Improvements                                  273,102         273,102
Computer Software                                       234,321         227,446
                                                   ------------    ------------

Totals                                                3,375,567       3,327,011
Less:  Accumulated Depreciation and Amortization      3,103,872       2,891,224
                                                   ------------    ------------

   PROPERTY AND EQUIPMENT - NET                    $    271,695    $    435,787
   ----------------------------                    ============    ============

Total depreciation and amortization expense amounted to $233,252, $222,105 and $250,847 for the years ended June 30, 2008, 2007 and 2006, respectively.

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

The following intangible assets and accumulated amortization as of June 30, 2008 and 2007 are included in other assets:

JUNE 30, 2008:          WEIGHTED
--------------           AVERAGE                                        NET OF
                      AMORTIZATION                   ACCUMULATED     ACCUMULATED
INTANGIBLE ASSETS    PERIOD [YEARS]        COST      AMORTIZATION   AMORTIZATION
-----------------    --------------        ----      ------------   ------------

Licenses                        20      $   20,000   $     19,833   $        167
                                        ==========   ============   ============

JUNE 30, 2007:          WEIGHTED
--------------           AVERAGE                                       NET OF
                      AMORTIZATION                   ACCUMULATED     ACCUMULATED
INTANGIBLE ASSETS    PERIOD [YEARS]       COST       AMORTIZATION   AMORTIZATION
-----------------    --------------       ----       ------------   ------------

Licenses                        20      $   20,000   $     18,833   $      1,167
                                        ==========   ============   ============

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #5
--------------------------------------------------------------------------------

[5] INTANGIBLE ASSETS [CONTINUED]

The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of June 30, 2008 is as follows:

YEAR ENDED
JUNE 30,
----------
   2009                                     $      167
   2010                                             --
   2011                                             --
   2012                                             --
   2013                                             --
   Thereafter                                       --
                                            ----------

   TOTAL                                    $      167
   -----                                    ==========

For the years ended June 30, 2008, 2007 and 2006, amortization expense of intangible assets were $1,000, $1,000 and $1,000, respectively.

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

In addition to the annual base rent, the office and warehouse real estate lease requires the Company to pay for certain contingent expenses such as building maintenance, insurance and real estate taxes. Total contingent lease expenses were $94,952, $82,879 and $109,704 and for the years ended June 30, 2008, 2007 and 2006, respectively.

The Company maintains an operating lease for two pieces of office equipment that expires during 2011. Office equipment lease expense was $12,885, $17,304 and $15,808 for the years ended June 30, 2008, 2007 and 2006, respectively.

The fixed annual base rent [exclusive of an annual cost of living adjustment and contingent usage charges] of the office, warehouse and equipment leases for the next five (5) years are as follows:

YEAR ENDED                                         REAL              OFFICE
JUNE 30,                                          ESTATE            EQUIPMENT
----------                                        ------            ---------

   2009                                        $     185,605     $      10,437
   2010                                              185,605            10,437
   2011                                              123,737             6,787
   2012                                                   --                --
   2013                                                   --                --
   Thereafter                                             --                --
                                               -------------     -------------

     TOTALS                                    $     494,947     $      27,661
     ------                                    =============     =============

Total rent expense was $185,605, $185,608 and $175,510 for the years ended June 30, 2008, 2007 and 2006, respectively.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #6
--------------------------------------------------------------------------------

[6] COMMITMENTS AND RELATED PARTY TRANSACTIONS [CONTINUED]

[B] EMPLOYMENT AGREEMENTS - The Company has entered into employment agreements with two officers of the Company which provide for current salaries of $180,000 and $300,000 per annum. In addition, the agreements provide for a "Performance Bonus" based on percentages from two (2) to six (6) percent applied to certain levels of the Company pre-tax profits. There were no bonuses paid for each of the three years ended June 30, 2008. On June 25, 2008, the Company executed an addendum to the original employment agreements which extend the provisions of the agreement through June 2013. Salary commitments under employment contracts for the next five fiscal years are as follows:

YEARS ENDED
   JUNE 30,
-----------
      2009                                                       $     480,000
      2010                                                             480,000
      2011                                                             480,000
      2012                                                             480,000
      2013                                                             480,000
      Thereafter                                                            --
                                                                 -------------

      TOTAL                                                      $   2,400,000
      -----                                                      =============

In addition, the employment agreements contain provisions providing that in the event of a hostile change of control of the Company and a resultant termination of the employees' employment prior to expiration of the agreement, the employees would be entitled to receive certain lump sum payments equal to the greater of 80% of the officers current salary or 80% of the prior year's gross wages including the additional incentive compensation times the remaining years of the related employment agreement.

[C] LINES OF CREDIT - The Company finances inventory purchases through a credit line with a finance company, which is secured by substantially all assets of the Company. At June 30, 2008, the Company had a maximum credit line of $2,500,000, of which $1,425,945 was unused. Provisions of the financing agreement provide that the lender may at its sole discretion from time to time determine the maximum amount of financing which it elects to extend based on certain eligible inventory and accounts receivable balances. The outstanding borrowing under the credit line at June 30, 2008 and 2007 was $1,074,055 and $802,020, respectively. Payments on the credit line are due currently and are interest free for a 30 day period. If not repaid in full, interest is calculated based on the average daily outstanding balance under the line of credit at Prime Rate plus 1.25%. The Company incurred $66,357 of interest expense related to the line of credit during fiscal 2008. Purchases made under the credit lines were repaid in full within the 30 day interest free repayment period during fiscal 2006 and 2005. The Prime Rate was approximately 5.00%, 8.25% and 8.25%, respectively at June 30, 2008, 2007 and 2006.

On May 6, 2008 the Company entered into a discretionary inventory line of credit with a third party. As of June 30, 2008, the Company had a maximum credit line of $500,000, of which $102,487 was unused. Provisions in the agreement provide that the lender may at its sole discretion determine the maximum amount of financing which it elects to extend. The outstanding borrowing under the agreement at June 30, 2008 was $397,513. Payments on the line of credit are due currently and are interest free for a 60 day period. If not repaid in full, interest on the outstanding balance is calculated based on the actual number of days elapsed on the basis of a year consisting of 360 days at the per annum rate equal to the Prime Rate plus 2%. The Company has incurred no interest expense related to the line of credit during the fiscal year ended June 30, 2008. The Prime Rate interest rate was 5.00% at June 30, 2008.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #7
--------------------------------------------------------------------------------

[6] COMMITMENTS AND RELATED PARTY TRANSACTIONS [CONTINUED]

[C] LOANS PAYABLE [CONTINUED] - On June 18, 2008 the Company entered into a line of credit with a third party, which is secured by the Company's certificate of deposit listed as restricted cash. As of June 30, 2008, the Company had a maximum credit line of $825,000, of which $341,526 was unused. The outstanding borrowing under the agreement at June 30, 2008 was $483,474. Payments on the line of credit are due upon the lender's demand, and the Company will pay regular monthly payments of all accrued unpaid interest due as of each payment date, beginning July 18, 2008. Interest shall be calculated from the date of each advance until repayment of each advance at a rate of 5.13% per annum. The Company has incurred $1,585 of interest expense related to this line of credit during the fiscal year ended June 30, 2008.

[7] INCOME TAXES

The provision for income taxes is summarized as follows:

                                               Y E A R S   E N D E D
                                ------------------------------------------------
                                                   J U N E  30,
                                ------------------------------------------------
                                    2 0 0 8          2 0 0 7          2 0 0 6
                                    -------          -------          -------
Current:
  Federal                       $          --    $          --   $            --
  State                                    --               --                --
                                -------------    -------------   ---------------

  Current Provision                        --               --                --
                                -------------    -------------   ---------------

Deferred:
  Federal                                  --           73,610                --
  State                                    --           12,990                --
                                -------------    -------------   ---------------

  Deferred Provision                       --           86,600                --
                                -------------    -------------   ---------------

  INCOME TAX [BENEFIT]          $          --    $      86,600   $            --
  --------------------          =============    =============   ===============

The deferred tax asset and liability in the accompanying consolidated balance sheets include the following components:

                                                              JUNE 30,
                                                   ----------------------------
                                                     2 0 0 8          2 0 0 7
                                                     -------          -------

Net Operating Loss ["NOL"] Carry Forwards          $ 2,740,830      $ 2,022,382
Accounts Receivable Allowance                           43,844           49,839
Inventory Allowance                                      6,552           41,600
Inventory Capitalization                                 2,454            8,000
Depreciation and Amortization                              439          (14,007)
Other Temporary Differences                              6,762            6,792
                                                   -----------      -----------

Deferred Tax Assets - Current Portion                2,800,881        2,114,606
Valuation Allowance                                 (2,800,881)      (2,114,606)
                                                   -----------      -----------

   NET DEFERRED TAX ASSET                          $        --      $        --
   ----------------------                          ===========      ===========

Deferred Tax Liabilities - Net of Current Portion:
   Depreciation and Amortization                   $        --      $        --
                                                   ===========      ===========

The future realization of the deferred tax assets related to federal and state NOL carryforwards is contingent upon the Company's future results of operations. The Company performs an analysis each year to determine if future income will more likely than not be sufficient to realize the recorded deferred tax asset. Management has established a deferred tax valuation on the total deferred tax asset as it may not be realized.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #8
--------------------------------------------------------------------------------

[7] INCOME TAXES [CONTINUED]

At June 30, 2008, the Company had approximately $6,855,000 of federal and state net operating losses with the following fiscal year expiration dates.

YEAR ENDED
JUNE 30,
--------
   2024                                          $   780,000
   2025                                            1,670,000
   2026                                              915,000
   2027                                            1,490,000
   2028                                            2,000,000
                                                 -----------

   TOTAL                                         $ 6,855,000
   -----                                         ===========

For the years ended June 30, 2008 and 2007, the Company increased the valuation allowance on the deferred tax asset by $686,275 and $779,608, respectively.

The following is a reconciliation of income taxes at the U.S. statutory tax rate to the Company's effective income tax rate is as follows:

                                                     Y E A R S   E N D E D
                                                 -----------------------------
                                                          J U N E 30,
                                                 -----------------------------
                                                 2 0 0 8    2 0 0 7    2 0 0 6
                                                 -------    -------    -------

U.S. Statutory Rate Applied to Pretax Income       (35.0)%    (35.0)%    (35.0)%
State Taxes - Net of Federal Income Tax Benefit     (6.0)      (6.0)      (6.0)

Effect of Valuation Allowance Change                41.0       47.4       41.0
Utilization of Net Operating Loss Carryback           --         --         --
                                                 -------    -------    -------

   INCOME TAX EXPENSE                                --%        6.4%       --%
   ------------------                            =======    =======    =======

[8] EARNINGS PER SHARE

For each of the three years ended June 30, 2008, all common stock equivalents were considered anti-dilutive and not included in diluted earnings per share.

[9] DEFINED CONTRIBUTION PLANS

The Company adopted a defined contribution [401(k)] plan ["the Plan"] covering all eligible employees. Under the terms of the Plan, participating employees elect to contribute a portion of their salaries to the Plan. The Company matches up to a certain percentage of the employees' contribution. Expense for the years ended June 30, 2008, 2007 and 2006 was $60,655, $73,832 and $98,997,
respectively.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #9
--------------------------------------------------------------------------------

[10] STOCKHOLDERS' RIGHTS PLAN AND 2000 STOCK OPTION PLAN

On February 6, 1990, the Board of Directors adopted a Stockholders' Rights Plan, which entitles the Right holder, upon the occurrence of specified triggering events, i.e., the acquisition by a person or group of beneficial ownership of 20% or more of outstanding shares; the commencement of a tender offer for 20% or more of outstanding shares [unless an offer is made for all outstanding shares at a price deemed by the Continuing Board to be fair and in the best interest of stockholders] and the determination by the Board that a person is an "Adverse Person," as defined in the Rights Agreement to purchase one share of common stock at an exercise price of $7.50 per share, or in certain "take over" situations, common stock equal in value to two times the exercise price. Subsequent to a triggering event, if the Company is acquired in a merger or other business transaction in which the Company is not the surviving corporation [unless Board approved], or 50% or more of the Company's assets or earning power is sold or transferred, each holder of a Right shall have the right to receive upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right. The Rights may be redeemed by the Company for $.01 per Right at any time prior to the determination of the Board that a person is an Adverse Person or ten days following a public announcement of the acquisition of, or commencement of a tender offer for, 20% of the outstanding common stock. The Plan initially expired in February 2000, but was extended to February 2010. No rights were outstanding under the Stockholders Rights Plan as of June 30, 2008.

Under terms of the Company's 2000 Stock Option Plan [the "Option Plan"], employees, directors, and consultants may be granted incentive stock options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted [110% of fair market value for incentive stock options granted to holders of more than 10% of the voting stock of the Company]. The Option Plan also provides for non-qualified stock options to be issued with an exercise price of not less than 85% of the fair market value of the common stock. The Company has reserved 500,000 shares of the Company's common stock for distribution under the Option Plan. In January 2001, the Company granted 362,000 stock options under the Option Plan to various employees. Shares of common stock under the Option Plan may consist, in whole or in part, of authorized and unissued treasury stock.

Information related to stock options granted in connection with the Option Plan is as follows:

                                                            OPTION PLAN
                                                  ------------------------------
                                                                    WEIGHTED
                                                    NUMBER OF        AVERAGE
                                                     SHARES       EXERCISE PRICE
                                                  -------------   --------------

Outstanding - July 1, 2005                              323,500              .92
   Granted                                                   --               --
   Exercised                                                 --               --
   Forfeited/Canceled                                   (25,000)            1.41
                                                  -------------   --------------

   Outstanding - June 30, 2006                          298,500              .88

   Granted                                                   --               --
   Exercised                                                 --               --
   Forfeited/Canceled                                    (1,000)            1.41
                                                  -------------   --------------

   Outstanding - June 30, 2007                          297,500              .88

   Granted                                                   --               --
   Exercised                                                 --               --
   Forfeited/Canceled                                        --               --
                                                  -------------   --------------

   OUTSTANDING - JUNE 30, 2008                          297,500   $          .88
   ---------------------------                    =============   ==============

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #10



[10] STOCKHOLDERS' RIGHTS PLAN AND 2000 STOCK OPTION PLAN [CONTINUED]

The following table summarizes information about stock options outstanding at June 30, 2008:

                              OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                       ---------------------------------   --------------------
                                    WEIGHTED-
                                     AVERAGE    WEIGHTED-              WEIGHTED-
                                    REMAINING    AVERAGE                AVERAGE
         RANGE OF        NUMBER    CONTRACTUAL  EXERCISE     NUMBER    EXERCISE
      EXERCISE PRICES  OF OPTIONS     LIFE        PRICE    OF OPTIONS    PRICE
      ---------------  ----------  -----------  --------   ----------  --------

             $.88        297,500       2.5        $.88       297,500      $.88


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

[12] SIGNIFICANT CUSTOMERS

During the years ended June 30, 2008 and 2006, no customers accounted for 10% or more of our revenue. During the year ended June 30, 2007, one customer accounted for 10% of our revenues.

We derive a significant amount of our revenue from a relatively small number of clients. If we were to lose one or more of these clients , and the business were not replaced, it could have an adverse impact on our results of operations and our financial condition.

While no one customer currently accounts for 10% or more of our revenues, our top ten clients also account for a significant amount of our business. Although we anticipate our business to continue with these clients, the loss of any large client could have an adverse impact on the Company's results of operations if that revenue stream was not replaced from alternative sources.

[13] BUYING AGREEMENT

During the year ended June 30, 2008, 2007 and 2006, the Company purchased approximately $11,700,000, $14,200,000 and $13,000,000 of hardware from one vendor at discounted prices under a buying agreement. Should the buying agreement be terminated, the Company may not be able to obtain purchases from another supplier at comparable terms.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #11
--------------------------------------------------------------------------------

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

In assessing the fair value of financial instruments, the Company used the following methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, trade payables and lines of credit it was estimated that the carrying amount approximated fair value for these instruments because of their short maturities.

[15] NEW AUTHORITATIVE PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles." Statement No. 162 improves financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. Statement No. 162 is effective sixty days following the SEC's approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company is evaluating the impact of Statement No. 162.

In April 2008, the Financial Accounting Standards Board issued FASB Staff Position FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets." FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, "Goodwill and Other Intangible Assets." FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is evaluating the impact of FSP No. FAS 142-3.

In March 2008, the Financial Accounting Standards Board issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities." Statement No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk-related and cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. Statement No. 161 is effective for financial statements issued for fiscal years and interim periods after November 15, 2008, with early application encouraged. The Company is evaluating the impact of Statement No. 161 on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement No. 141(R), "Business Combinations." Statement No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Statement No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact of Statement No. 141(R) on its consolidated financial statements.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #12
--------------------------------------------------------------------------------

[15] NEW AUTHORITATIVE PRONOUNCEMENTS [CONTINUED]

In December 2007, the Financial Accounting Standards Board issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements." Statement No. 160 requires that a reporting entity provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Statement No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact of Statement No. 160 on its consolidated financial statements.

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 provides entities with the opportunity to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, "Fair Value Measurements." The Company did not elect early adoption and is currently assessing the implications of this Statement on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years. The Company did not elect early adoption and is currently assessing the implications of this Statement on its consolidated financial statements.

In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157." FSP No. 157-2 delays the effective date of FASB Statement No. 157, "Fair Value Measurements," for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this FSP. The Company is currently assessing the implications of this Statement on its consolidated financial statements.

Effective July 1, 2007, the Company adopted Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 provides guidance on financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. According to FIN 48, a tax position is recognized if it is more-likely-than-not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize and should be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2008, the Company had no material unrecognized tax benefits, accrued interest or penalties. Penalties are recorded in income taxes or another expense classification in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in income taxes or another expense classification expense in the year it is assessed and is treated as a deductible expense for tax purposes. As of June 30, 2008, tax years 2004 through 2006 remain subject to Federal examination as well as examination by state taxing jurisdictions.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #13
--------------------------------------------------------------------------------

[16] SELECTED QUARTERLY FINANCIAL DATA [UNAUDITED]

                                                 THREE MONTHS ENDED
                          ---------------------------------------------------------------
                          SEPTEMBER 30,    DECEMBER 31,       MARCH 31,        JUNE 30,       FISCAL YEAR
                             2 0 0 7          2 0 0 7          2 0 0 8         2 0 0 8          2 0 0 8
                          ------------     ------------     ------------     ------------    ------------
Net Revenues              $ 9,006,996     $ 7,275,397      $ 4,955,174      $ 6,169,861      $27,407,428
Gross Profit              $ 1,687,672     $ 1,669,207      $   713,032      $   316,265      $ 4,386,176
Net Income [Loss]         $    31,894     $   (23,924)     $  (923,490)     $(1,297,525)     $(2,213,045)
Net Income [Loss] Per
   Common Share:
   Basic and Diluted      $       .01     $        --      $      (.19)     $      (.28)     $      (.46)

                                                 THREE MONTHS ENDED
                          ---------------------------------------------------------------
                          SEPTEMBER 30,    DECEMBER 31,       MARCH 31,        JUNE 30,         FISCAL YEAR
                             2 0 0 6          2 0 0 6          2 0 0 7         2 0 0 7            2 0 0 7
                          ------------     ------------     ------------     ------------      ------------

Net Revenues              $  8,371,322     $  7,780,308     $  6,731,842     $  8,681,860      $ 31,565,332
Gross Profit              $  1,601,323     $  1,162,970     $    959,728     $  1,128,648      $  4,852,669
Net Income [Loss]         $      7,730     $   (182,262)    $   (564,266)    $   (807,656)     $ (1,546,454)
Net Income [Loss] Per
   Common Share:
   Basic and Diluted      $        .00     $       (.04)    $       (.12)    $       (.16)     $       (.32)

                                                 THREE MONTHS ENDED
                          ---------------------------------------------------------------
                          SEPTEMBER 30,    DECEMBER 31,       MARCH 31,        JUNE 30,         FISCAL YEAR
                             2 0 0 5          2 0 0 5          2 0 0 6         2 0 0 6            2 0 0 6
                          ------------     ------------     ------------     ------------      ------------

Net Revenues              $ 11,081,859     $  8,504,034     $  8,343,058     $  7,486,211      $ 35,415,162
Gross Profit              $  1,865,016     $  1,753,017     $  1,767,148     $    587,423      $  5,972,604
Net Income [Loss]         $     78,481     $     52,298     $     27,881     $ (1,156,785)     $   (998,125)
Net Income [Loss] per
   Common Share:
   Basic & Diluted        $       0.02     $       0.01     $       0.01     $      (0.25)     $      (0.21)



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






                                      MSPC
                                      Certified Public Accountants and Advisors,
                                      A Professional Corporation

Cranford, New Jersey
September 23, 2008

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED JUNE 30, 2008, 2007 AND 2006
--------------------------------------------------------------------------------

              (A)                       (B)           (C)          (D)            (E)

                                    BALANCE AT    CHARGED TO    DEDUCTIONS       BALANCE
                                     BEGINNING     COST AND    TO VALUATION      AT END
          DESCRIPTION                OF PERIOD     EXPENSES      ACCOUNTS       OF PERIOD
          -----------               -----------   ----------   ------------    -----------
Year Ended June 30, 2008
  Allowance for Doubtful Accounts   $    25,000   $   90,000   $         --    $   115,000
  Deferred Tax Asset Valuation
    Allowance                         2,114,606      686,275             --      2,800,881
  Inventory Reserve                      10,000           --         (3,000)         7,000
                                    -----------   ----------   ------------    -----------

  TOTALS                            $ 2,149,606   $  776,275   $     (3,000)   $ 2,922,881
  ------                            ===========   ==========   ============    ===========


Year Ended June 30, 2007
  Allowance for Doubtful Accounts   $   178,472   $   60,000   $   (213,472)   $    25,000
  Deferred Tax Asset Valuation
    Allowance                         1,334,998      779,608             --      2,114,606
  Inventory Reserve                      20,000           --        (10,000)        10,000
                                    -----------   ----------   ------------    -----------

  TOTALS                            $ 1,533,470   $  839,608   $   (223,472)   $ 2,149,606
  ------                            ===========   ==========   ============    ===========

Year Ended June 30, 2006
  Allowance for Doubtful Accounts   $   129,500   $   60,000   $    (11,028)   $   178,472
  Deferred Tax Asset Valuation
    Allowance                           808,918      526,080             --      1,334,998
  Inventory Reserve                      20,000           --             --         20,000
                                    -----------   ----------   ------------    -----------

  TOTALS                            $   958,418   $  586,080   $    (11,028)   $ 1,533,470
  ------                            ===========   ==========   ============    ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no disagreements on accounting and financial disclosure between the Corporation and its independent public accountants nor any change in the Corporation's accountants during the last fiscal year.

ITEM 9A.  CONTROLS AND PROCEDURES

        The Chief Executive Officer and Chief Financial Officer of the Corporation have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of the end of the period covered by this annual report. Based on its evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, such controls and procedures were not effective.

        In making this evaluation, management considered, among other matters, the material weaknesses in the Corporation's internal control over financial reporting that have been identified. See "Management's Report on Internal Control over Financial Reporting" below.

        There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

ITEM 9A (T) CONTROLS AND PROCEDURES

        The Corporation's management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2008. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Corporation's system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Corporation's assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Corporation's management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Corporation's assets that could have a material effect on its financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

        Management performed an assessment of the effectiveness of the Corporation's internal control over financial reporting as of June 30, 2008 based upon criteria in Internal Control - Integrated Framework issued by COSO. Based on that assessment, management has concluded that its internal control over financial reporting was not effective as of June 30, 2008 based on the criteria in Internal Control - Integrated Framework issued by COSO.

        The Corporation's management identified the following deficiencies that would be considered a material weakness in our internal control over financial reporting as of June 30, 2008. A material weakness is a deficiency, or combination of deficiencies, that results in more than a reasonable possibility that a material misstatement in the Corporation's annual or interim financial statements will not be prevented or detected on a timely basis:

        (i) the Corporation did not maintain an effective control environment due to the lack of documented formal policies and procedures; and

        (ii) the Corporation did not maintain effective internal control over the financial closing and reporting process.

        In light of this conclusion, the Corporation has initiated documentation of its policies and procedures, and will institute compensating procedures and processes as necessary to ensure the reliability of its financial reporting to include the development of a standard closing checklist with specific assignment of duties, responsibilities, and timetable for completions of assigned tasks.

        Management intends to remediate weaknesses in the control environment and financial reporting through specific process improvements that have been identified. The Corporation will develop new processes in its accounting department. Each new process will be evaluated to ensure it is supported by effectively designed level of controls and procedures to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Corporation plans to devote additional resources to its internal controls, and is currently engaged in discussions with third parties regarding improvements. In addition, additional resources will be devoted to developing and communicating its policies, including policies regarding internal controls and related policies and procedures to its employees and management. This shall include development and enforcement of compliance programs. The compliance program shall also include communication to set and reinforce the right tone from the top.

        These remediation efforts, primarily associated with financial reporting, will require significant ongoing effort and investment. Management, with the oversight of the audit committee and internal audit staff, will continue to identify and take steps to remedy known deficiencies as expeditiously as possible and enhance the overall design and capability of the control environment. The Corporation intends to further expand its accounting policy and controls capabilities by providing additional resources where deemed necessary and to enhance training of exiting staff in such matters. Management believes that the foregoing actions will continue to improve the Corporation's internal control over financial reporting, as well as its disclosure controls and procedures.

        This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

     There has been no change in the Corporation's internal control over financial reports during the last fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting. Subsequent to June 30, 2008, however, the Company has commenced a review by its internal staff, including its accounting staff, of new processes to provide an evaluation of the level of controls and related procedures currently in place for each process.

ITEM 9 B.  OTHER INFORMATION

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

    The audit committee is responsible for review of the Corporation's auditing, accounting, financial reporting and internal control functions and for the selection, approval and recommendation of independent accountants to the Board of Directors. In addition, the audit committee is expected to monitor the quality of the Corporation's accounting principles and financial reporting as well as the independence of, and the non-audit services provided by, the Corporation's independent accountants. The Board of Directors has adopted a written charter for the audit committee. The audit committee is comprised of Messrs. Rekuc (Chairman), Cusumano and Kunzig, all of whom are independent directors in accordance with the definition of "independent director" established by the corporate governance rules of The NASDAQ National Market. (Although the Corporation's Common Stock is not quoted on the NASDAQ National Market, the Corporation has used the NASDAQ National Market's independence criteria in making this judgment in accordance with applicable SEC rules.) The Board has determined that Mr. Rekuc is its audit committee financial expert.

    The compensation committee reviews, evaluates, and advises the Board of Directors in matters relating to the Corporation's compensation of and other employment benefits for executive officers. The compensation committee is comprised of Messrs. Kunzig (Chairman) and Mr. Cusumano.

    Set forth below is biographical information regarding directors and executive officers of the Corporation. Unless otherwise noted, each director has held the indicated position for at least five years.

        JOHN J. WILK*, 80, was the President and Chief Executive Officer of TransNet since its inception in 1969 until May 1986, when he was elected as Chairman of the Board of Directors.

        STEVEN J. WILK*, 51, has been the President and Chief Executive Officer of TransNet since May 1986. He was elected as a director of TransNet in April 1989.

        JAY A. SMOLYN, 52, has been employed at TransNet since 1976 and in April 1985 became Vice President, Operations. He was elected as a director of TransNet in March 1990.

        VINCENT CUSUMANO, 72, has served as a director of TransNet since 1977. He is the President and Chief Executive Officer of Cusumano Perma-Rail Corporation of Roselle Park, New Jersey, distributors and installers of exterior iron railings.

        EARLE KUNZIG, 69, has served as a director of TransNet director since 1976. He was Vice President of Sales and a principal of Hardware Products Sales, Inc., Wayne, New Jersey, a broker of used computer equipment and provider of computer maintenance services.

        RAYMOND J. REKUC, 62, has served as a director of TransNet since 1983. He is the principal of Raymond J. Rekuc, Certified Public Accountant, an accounting firm located in Old Tappan, New Jersey. Mr. Rekuc is a member of the American Institute of Certified Public Accountants and the New Jersey Society of Certified Public Accountants.

        SUSAN M. WILK* joined TransNet in November 1987 as Director of Administration, and was named Legal Counsel in 1994. She was elected a director of TransNet in March 1990. Prior to joining TransNet, Ms. Wilk was an attorney with the U.S. Securities and Exchange Commission and the Federal Home Loan Bank Board.

        * John J. Wilk, Chairman of the Board, is the father of Steven J. Wilk, a director and the President and Chief Executive Officer of the Company, and Susan M, Wilk, a director and Legal Counsel of the Corporation.

        None of the Corporation's directors are directors of any other Corporation with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15 (d) of that Act.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

        Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Corporation pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, the Corporation believes that with respect to fiscal 2008, its officers, directors and beneficial owners of more than 10% of its equity timely complied with all applicable Section 16(a) filing requirements.

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

Philosophy
----------

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

Base Salary
-----------

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

        The amount of base salary paid to the named executive officers during fiscal 2008 and 2007 is shown in the Summary Compensation Table below.

Incentive Bonus
---------------

        The annual cash incentive bonus is designed to reward the executive officers for the achievement of performance objectives and corporate profits. The amounts of the bonus are determined by formulas set forth in the executive's employment agreement tied to the pre-tax profits of the Corporation.

        No bonuses were paid for fiscal 2008 or 2007.

Other Benefits
--------------

        TransNet maintains a 401(k) plan in which all full-time employees, including our named executive officers, who are at least 21 years of age and have at least three months of service, are eligible to participate. In 2008 and 2007, the Corporation contributed the amounts indicated in the Summary Compensation Table below, based upon formulas applicable to all participating employees.

Health and Welfare Benefits
---------------------------

        All full-time employees, including our named executive officers, may participate in our health and welfare benefit programs, including medical, dental and vision care coverage, term life and disability insurance. None of the Corporation's group life, health, dental, and medical reimbursement plans discriminates in scope, terms of operation, in favor of the executive officers or directors of the Corporation and the plans are generally available to all full-time employees.

Employment Contracts with Executive Officers
--------------------------------------------

        TransNet has employment contracts in effect with Steven J. Wilk and Jay
A. Smolyn that expire on June 30, 2013. Pursuant to the employment contracts, Steven J. Wilk's annual salary is "at least" $300,000 and Mr. Smolyn's salary is "at least" $165,000 or, in each case, such greater amount as may be approved from time to time by the Board of Directors. The Compensation Committee annually reviews the base salary of each executive officer, and determines whether to recommend an increase to the Board of Directors. The contracts also provide for additional incentive bonuses to be paid with respect to each of the Corporation's fiscal years based upon varying percentages of the Corporation's consolidated pre-tax income exclusive of extraordinary items (3% of the first $500,000, 4% of the next $500,000, 5% of the next $4,000,000 and 6% of amounts in excess of $5,000,000 for Steven J. Wilk, and 2% of pre-tax income in excess of $100,000 to the first $500,000 and 3% in excess of $500,00 for Mr. Smolyn). Steven J. Wilk's employment contract provides for a continuation of full amount of salary payments for 6 months and 50% of the full amount for the remainder of the term in the event of illness or injury. In addition, the employment contracts contain terms regarding the event of a hostile change of control of the Corporation and a resultant termination of the employee's employment prior to expiration of the employment contract. These provisions are summarized in the "Potential Payments upon Termination or Change in Control" section below.

Perquisites
-----------

        Pursuant to their employment agreements, Steven J. Wilk and Jay A. Smolyn are each provided with the use of a company car for business purposes.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

        No member of our Compensation committee is or was an officer of TransNet, nor had any relationship requiring disclosure under Item 13 of this Annual Report on Form 10-K. In addition, during fiscal 2008, there were no compensation committee interlocks.


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

                                                          Earle Kunzig, Chairman
                                                                Vincent Cusumano


                           SUMMARY COMPENSATION TABLE


 Name and Principal                                      All Other
      Position         Year    Salary (a)     Bonus   Compensation (b)    Total
-------------------    ----    -----------    -----   ---------------   --------
Steven J. Wilk         2008      $300,000       $0      $17,189(c)      $317,189
President and Chief    2007      $300,000       $0      $17,004(c)      $317,004
Executive Officer                               $0

Jay A. Smolyn          2008      $180,000       $0      $2,000 (d)      $182,000
Vice President,        2007      $180,000       $0      $2,000 (d)      $182,000
Operations

John J. Wilk           2008       $85,000      N/A             (e)       $85,000
Principal Financial    2007       $85,000      N/A             (e)       $85,000
Officer

(a) Amounts in this column represent gross salary earned for the fiscal year ended June 30, 2008.

(b) Amounts in this column include payments made to the named officer's 401(k) plan, and expenses of the Corporation related to the use of the company car.

(c) Payments in this column include payment of $2,088 and $1,902 made to Mr. Wilk's 401(k) plan for the fiscal years 2008and 2007, respectively, and $15,101 attributable to the use of a company car pursuant to his employment agreement. The cost was based upon the Corporation's depreciation cost of the car for fiscal 2008 and 2007.

(d) This amount represents the Corporation's contribution to Mr. Smolyn's 401(k) plan for the years indicated. Other compensation/benefits did not exceed $10,000.

(e)  Other compensation/benefits for John Wilk did not exceed $10,000.


Stock Options
-------------

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

        No options were granted during fiscal 2008. None of our named executive officers exercised any stock options during the fiscal year ended June 30, 2008.


                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                       Number of         Number of
                       Securities        Securities
                       Underlying        Underlying
                      Unexercised       Unexercised       Option        Option
                        Options           Options        Exercise     Expiration
Name                Exercisable (a)    Unexercisable      Price          Date
----                ---------------    -------------     --------     ----------
  Steven J. Wilk        100,000            - 0-           $0.88        1/10/2011
  Jay A. Smolyn          50,000            - 0-           $0.88        1/10/2011
   John J. Wilk          50,000             -0-           $0.88        1/10/2011



Potential Payments upon Termination or Change of Control
--------------------------------------------------------

        As stated above, the employment contracts for Messrs. S. Wilk and Smolyn contain terms regarding the event of a hostile change of control of the Corporation and a resultant termination of the employee's employment prior to expiration of the employment contract. These terms provide that Mr. Smolyn would receive a lump sum payment equal to the greater of 80% of his then current annual salary or 80% of his previous calendar year's gross wages including the additional incentive compensation multiplied by the lesser of five or the number of years remaining in the contract. In the case of Mr. Wilk, the contract provides that in the event of termination of employment due to a hostile change in control, he may elect to serve as consultant at his current salary and performance bonus for a period of five years beginning at the date of the change in control, or he may elect to receive a lump sum payment which would be the greater of 80% of his then current salary or 80% of his previous year's gross wages times the lesser of five or the number of years remaining in the contract. The contract for Mr. Smolyn provides that the Corporation may terminate his employment, with or without cause. If said termination is without cause, the Corporation shall pay the Employee an amount equal to compensation payable for a period of one-half of the contract period remaining, not to exceed compensation for 18 months. Steven
J. Wilk's employment agreement provides that should the Corporation terminate his employment (other than for the commission of willful criminal acts), he may elect to continue as a consultant to the Corporation at his then current compensation level, including the performance bonus, for the lesser of two (2) years or the remainder of the contract term or he may elect to receive a lump sum payment equal to eighty percent of his then current salary plus incentive bonus times the lesser of two (2) years or the remainder of the contract. No payment would be made if either named officer resigned.

        The payments that would be made to these officers if termination had occurred at June 30, 2008 would be as follows:

        Steven J. Wilk:

           o hostile change of control - election to either serve as a consultant for five years at $300,000 per year; or to elect a lump-sum payment of $1,200,000

           o termination by the Corporation of employment (other than for willful commission of criminal acts): election by Mr. Wilk to either serve as a consultant for two years at a salary of $300,000 per year; or elect a lump-sum payment of $480,000


        Jay A. Smolyn:

           o  hostile change of control - a lump-sum payment of $660,000

           o  termination by the Corporation without cause: $247,500

           o  termination by the Corporation with cause: $0

        Continuation of health benefits would be available under COBRA.

DIRECTOR COMPENSATION
---------------------

        Directors who are salaried employees receive no additional compensation for services as a director or as a member of any committee of the board of directors. Directors who are not officers or employees of the Company receive an annual retainer of $5,000. Such directors do not receive additional fees for their service on a committee of the board of directors. During fiscal 2008, the Company paid an annual retainer fee of $5,000 to each of its three outside directors.

                              DIRECTOR COMPENSATION

                       Fees Earned of Paid        All Other
Name                         in Cash            Compensation             Total
----                   -------------------      ------------             -----
Vincent Cusumano              $5,000                 $0                  $5,000
Earle Kunzig                   5,000                 $0                   5,000
Raymond J. Rekuc               5,000                 $0                   5,000
John J. Wilk                      $0                 $0                      $0
Steven J. Wilk                    $0                 $0                      $0
Jay A. Smolyn                     $0                 $0                      $0
Susan M. Wilk                     $0                 $0                      $0

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
----------------------------------------------

Transactions with Related Persons
---------------------------------

        Other than continuing the lease referenced below, during fiscal 2008, the Corporation did not enter into any transaction with related persons that would be required to be disclosed under this caption pursuant to Item 404(a) of Regulation S-K. See Item 13 for discussion of the lease by of the Corporation of its premises from an entity controlled by two officers and directors.

Review, Approval or Ratification of Transactions with Related Persons
---------------------------------------------------------------------

        The Corporation's independent directors, who comprise its Audit Committee, are required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

PRINCIPAL STOCKHOLDERS AND STOCKHOLDINGS OF MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of the Corporation's Common Stock as of August 31, 2008 by
(i) each holder known by the Corporation to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each of the Corporation's directors and named executed officers individually, and (iii) all directors and officers of the Corporation as a group.

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

Name of Beneficial                    Amount of Shares                Percent of
Owner                                Beneficially Owned                 Class
-----                                ------------------                 ------

Anthony Chiarenza (a)                   413,200 (b)                  8.6% (c)

Steven J. Wilk (d)                      466,350 (f)                    9% (e)
John J. Wilk (d)                        225,500 (g)                    4% (e)
Jay A. Smolyn (d)                       133,000 (h)                    3% (e)
Susan M. Wilk (d)                       108,200 (i)                    2% (e)
Vincent Cusumano (d)                     15,000 (j)                     * (e)
Earle Kunzig (d)                         20,000 (k)                     * (e)
Raymond J. Rekuc (d)                      2,500 (l)                     * (e)

All officers and directors              970,550                       18% (e)
as a group (seven persons)

-----------------------------------------

(a) Based upon a Schedule 13G/A filed by Anthony Chiarenza and Key Equity Investors, Inc. on January 2, 2008. The address for both is P.O. Box 604579, Bayside, New York 11360-4579.

(b) Includes 337,700 shares of the Corporation's Common Stock held by Mr. Chiarenza, and 75,500 shares held by Key Equity Investors, Inc., of which Mr. Chiarenza is President, Chairman, and Chief Executive Officer. As a result of his positions, Mr. Chiarenza is deemed to have beneficial ownership of shares held by Key Equity Investors, Inc.

(c) Based on 4,823,304 shares of the Corporation's Common Stock outstanding as of June 30, 2008.

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

*  Less than 1%.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

        In December 2003, East Coast Property Management, LLC, ("East Coast"), a limited liability corporation owned by Steven J. Wilk and Jay A. Smolyn, executive officers and directors of the Corporation, purchased the property occupied by the Corporation and assumed the "net-net" lease held by the former owner. In April 2004, a lease was executed by East Coast and the Corporation. The annual rental payment to be made by the Corporation to East Coast in 2008 was $185,605, and will be $185,605 in 2009. See Footnote [6][A] to the Consolidated Financial Statements for additional information.

        During fiscal 2008, the Corporation did not enter into any transaction with related persons that would be required to be disclosed under this caption pursuant to Item 404(a) of Regulation S-K. It is the practice of the Corporation that its independent directors, who comprise its Audit Committee, are required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K). The transaction must then be approved by the disinterested members of the Board of Directors.


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following table sets forth the aggregate fees billed to the Corporation by MSPC during fiscal 2008 and 2007.

                                          2008                 2007
                                          ----                 ----

        Audit Fees                      $60,000              $57,500
        Audit Related Fees               22,500               16,000
        Tax Fees                         12,000                7,500
        All Other Fees                    9,000                9,000

        Total                          $103,500              $90,000

The audit committee pre-approves all audit and permissible non-audit services provided to the Corporation by MSPC. The non-audit services include audit-related services, tax services and other services.

ITEM 15.  EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. Financial Statements
        --------------------

     o  Independent Auditor's Report.

     o  Consolidated Balance Sheets as of June 30, 2008 and June 30, 2007.

     o Consolidated Statements of Operations for the Years Ended June 30, 2008, 2007 and 2006.

     o Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2008, 2007 and 2006.

     o Consolidated Statements of Cash Flows for the Years Ended June 30, 2008, 2007 and 2006.

     o  Notes to Consolidated Financial Statements

     3. Exhibits
        --------

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
     45 Columbia Road, Somerville,
     New Jersey

     10.3  Employment Agreements extended   Exhibit 10.3 to Annual Report on
     to June 30, 2013 with Steven J. Wilk   Form 10-K for year ended June 30,
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

     10.6  Lease between TransNet           Exhibit 10.6 to Annual Report
     Corporation and East Coast             on Form 10-K for year ended
     Management, LLC                        June 30, 2004

     14  Code of Ethics                     Exhibit 14 to Annual Report on
                                            Form 10-K for year ended
                                            June 30, 2004

(b)  Reports on Form 8-K

     On May 15, 2008, TransNet Corporation filed a Form 8-K on Item 7 to report that it issued a press release announcing the results of the third quarter and nine-month period ended March 31, 2008.

     On June 25, 2008, TransNet Corporation filed a Form 8-K on Item 5.02(e) to report extension of employment contracts with Steven J. Wilk and Jay A. Smolyn at existing terms through June 30, 2013.

     (22) Subsidiaries - The following table indicates the sole wholly-owned inactive subsidiary of TransNet Corporation and its state of incorporation.

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

REGISTRANT:                             TRANSNET CORPORATION



Date:   September 26, 2008              By /s/ Steven J. Wilk
                                        ----------------------------------------
                                        Steven J. Wilk
                                        Chief Executive Officer


Date:   September 26, 2008              By /s/ John J. Wilk
                                        ----------------------------------------
                                        John J. Wilk
                                        Chief Financial and Accounting Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



By /s/ Steven J. Wilk                              Date:  September 26, 2008
--------------------------------------------
       Steven J. Wilk, Director


By /s/ John J. Wilk                                Date:  September 26, 2008
--------------------------------------------
       John J. Wilk, Director


By /s/ Jay A. Smolyn                               Date:  September 26, 2008
--------------------------------------------
       Jay A. Smolyn, Director


By /s/ Raymond J. Rekuc                            Date:  September 26, 2008
--------------------------------------------
       Raymond J. Rekuc, Director


By /s/ Vincent Cusumano                            Date:  September 26, 2008
--------------------------------------------
       Vincent Cusumano, Director


By /s/ Earle Kunzig                                Date:  September 26, 2008
--------------------------------------------
       Earle Kunzig, Director


By /s/ Susan M. Wilk                               Date:  September 26, 2008
--------------------------------------------
       Susan M. Wilk, Director