Form 10-Q
period 2008-09-30
TRANSNET CORP
filed 2008-11-14
CIK 99313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2008
                              -------------------

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
Yes  X       No
   ------       ------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act)

     Large Accelerated Filer ___                  Accelerated Filer ___
     Non-accelerated Filer ____                  Smaller Reporting Company  X
                                                                           ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

     Yes      X No
 ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 2008: 4,823,304.

                              TRANSNET CORPORATION
                                    FORM 10-Q

                                TABLE OF CONTENTS
                                -----------------



                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION
-------  ---------------------

         Consolidated Balance Sheets
                  September 30, 2008 (unaudited) and June 30, 2008         1


         Consolidated Statements of Operations (unaudited)
                  Three Months Ended September 30, 2008 and 2007           2


         Consolidated Statements of Cash Flows (unaudited)
                  Three Months Ended September 30, 2008 and 2007           3


         Notes to Consolidated Financial Statements                        4


     Item 2.  Management's Discussion and Analysis                         8


     Item 4.  Controls and Procedures                                     13

PART II.  OTHER INFORMATION
-------   -----------------

     Item 6.  Exhibits and Reports on Form 8-K                            14

     Signatures                                                           14
     Certifications                                                       15




                                       i.

                       TRANSNET CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                       September 30,                  June 30,
                                                                           2008                         2008
                                                                           ----                         ----
                                                                        (unaudited)
           ASSETS:
           CURRENT ASSETS

           Cash and Cash Equivalents .......................                $    78,571                 $   314,618
           Restricted Cash .................................                    843,639                     837,010
           Accounts Receivable -- Net ......................                  6,342,902                   6,477,948
           Inventories -- Net ..............................                    325,945                     265,977
           Other Current Assets ............................                     72,975                      17,974
                                                                            -----------                 -----------

           TOTAL CURRENT ASSETS ............................                $ 7,664,032                 $ 7,913,527

           PROPERTY AND EQUIPMENT -- NET ...................                    239,028                     271,695

           OTHER ASSETS ....................................                    205,271                     204,162
                                                                            -----------                 -----------

           TOTAL ASSETS ....................................                $ 8,108,331                 $ 8,389,384
                                                                            ===========                 ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY:
           CURRENT LIABILITIES:

           Accounts Payable ................................                $ 1,123,579                 $   845,579
           Accrued Expenses ................................                    256,307                     410,729
           Lines of Credit .................................                  1,499,980                   1,955,042
                                                                            -----------                 -----------


           TOTAL CURRENT LIABILITIES .......................                $ 2,879,866                 $ 3,211,350

           STOCKHOLDERS' EQUITY:

           Capital Stock -- Common, $.01 Par Value,
           Authorized 15,000,000 Shares; Issued 7,408,524 at
           September 30, 2008 and June 30, 2008 [of which
           2,585,220 are in Treasury at September 30,
           2008 and June 30, 2008] .........................                     74,085                      74,085

           Additional Paid-in Capital ......................                 10,574,670                  10,574,670

           Retained Earnings ...............................                  1,732,545                   1,682,114
                                                                            -----------                 -----------

           Totals ..........................................                 12,381,300                  12,330,869

           Less: Treasury Stock -- At Cost .................                 (7,152,835)                 (7,152,835)
                                                                            -----------                 -----------

           TOTAL STOCKHOLDERS' EQUITY ......................                  5,228,465                   5,178,034
                                                                            -----------                 -----------


           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......                $ 8,108,331                 $ 8,389,384
                                                                            ===========                 ===========

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                                               --------------------------------
                                                                                    2008                      2007
                                                                                    ----                      ----

           REVENUE
           Equipment .................................................          $ 5,928,328                $ 5,736,091
           Services ..................................................            2,636,937                  3,270,905
                                                                                -----------                -----------

           Total Revenue: ............................................          $ 8,565,265                $ 9,006,996
                                                                                -----------                -----------

           COST OF REVENUE
           Equipment .................................................            4,984,605                  5,109,939
           Services ..................................................            1,748,892                  2,209,385
                                                                                -----------                -----------

           Total Cost of Revenue .....................................            6,733,497                  7,319,324
                                                                                -----------                -----------

           Gross Profit ..............................................            1,831,768                  1,687,672
           Selling, General and Administrative Expenses ..............            1,766,151                  1,665,237
                                                                                -----------                -----------
           Operating Income ..........................................               65,617                     22,435
                                                                                -----------                -----------

           OTHER INCOME (EXPENSE):
           Interest Income ...........................................               6,669                      14,372
           Interest Expense ..........................................             (21,855)                     (4,913)
                                                                                -----------                -----------

           Income Before Tax Expense .................................               50,431                     31,894

           Income Tax (Benefit) ......................................                   --                         --
                                                                                -----------                -----------

           Net Income ................................................          $    50,431                $    31,894
                                                                                ===========                ===========

           Basic Net Income Per Common Share .........................          $      0.01                $      0.01
                                                                                ===========                ===========

           Diluted Net Income Per Common Share .......................          $      0.01                $      0.01
                                                                                ===========                ===========

           Weighted Average Common Shares Outstanding -- Basic .......            4,823,304                  4,823,304
                                                                                ===========                ===========

           Weighted Average Common Shares Outstanding -- Diluted .....            4,823,304                  4,907,958
                                                                                ===========                ===========


See Notes to Consolidated Financial Statements.

                      TRANSNET CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                                              --------------------------------
                                                                                  2008                2007
                                                                                  ----                ----
OPERATING ACTIVITIES:

Net Income .........................................................         $    50,431          $    31,894
                                                                             -----------          -----------
Adjustments to Reconcile Net Income to Net Cash:
Depreciation and Amortization ......................................              37,339               57,750
Provision for Doubtful Accounts ....................................                  --                   --
Inventory Reserve Adjustment .......................................                  --                   --

Changes in Assets and Liabilities:
(Increase) Decrease in:
Restricted Cash ....................................................              (6,629)
Accounts Receivable ................................................             135,046           (2,640,962)
Inventory ..........................................................             (59,968)            (373,118)
Other Current Assets ...............................................             (55,001)             (74,122)
Other Assets .......................................................              (1,151)                (979)

Increase (Decrease) in:
Accounts Payable and Accrued Expenses ..............................             123,578               76,630
Income Tax Payable .................................................                  --               (3,231)
                                                                             -----------          -----------

Total Adjustments ..................................................         $   173,214          $(2,958,032)
                                                                             -----------          -----------

NET CASH - OPERATING ACTIVITIES - FORWARD ..........................         $   223,645          $(2,926,138)
                                                                             -----------          -----------

INVESTING ACTIVITIES:
Capital Expenditures ...............................................         $    (4,630)         $    (7,525)
                                                                             -----------          -----------

NET CASH -- INVESTING ACTIVITIES ...................................         $    (4,630)         $    (7,525)
                                                                             -----------          -----------

FINANCING ACTIVITIES --
Lines of Credit -- Net .............................................         $  (455,062)         $ 2,462,668
                                                                             -----------          -----------

NET CASH -- FINANCING ACTIVITIES ...................................         $  (455,062)         $ 2,462,668
                                                                             -----------          -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...............         $  (236,047)            (470,995)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS ..................         $   314,618            2,462,442
                                                                             -----------          -----------

CASH AND CASH EQUIVALENTS AT END OF PERIODS ........................         $    78,571          $ 1,991,447
                                                                             -----------          -----------

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest ...........................................................         $    15,413          $     4,913
Income Taxes .......................................................         $        --          $        --


See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1.) BASIS OF PRESENTATION

       The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that can be expected for the year ending June 30, 2009.

       The balance sheet as of June 30, 2008 has been derived from the audited financial statements at such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

       The accounting policies followed by TransNet Corporation (the "Corporation") are set forth in Note 2 to the Corporation's consolidated financial statements in the Form 10-K for the fiscal year ended June
       30, 2008.

       For further information, please refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended June 30, 2008.

       All material intercompany transactions have been eliminated in consolidation.

       Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.

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

       (e) Earnings Per Share: Earnings per common share - basic are based on 4,823,304 weighted shares outstanding for the three months ended September 30, 2008 and 2007. Diluted are based on 4,907,958 weighted shares outstanding for the three months ended September 30, 2007. The options to purchase an aggregate of 297,500 shares of our common stock at a price of $0.88 per share were not included in the computation of diluted earnings per share for the period ended September 30, 2008 because the options' exercise price was greater than the average market price of the common shares.


(3.) NEW ACCOUNTING PRONOUNCEMENTS

       In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, FAIR VALUE MEASUREMENTS ("SFAS 157"). SFAS 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions ("FSPs") No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS 157 (as impacted by these two FSPs) was effective for the Corporation beginning July 1, 2008 on a prospective basis with respect to fair value measurements of all financial assets and liabilities. This adoption did not have a material impact on the Corporation's consolidated results of operations or financial condition. The remaining aspects of SFAS 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the Corporation. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to items such as long-lived asset groups measured at fair value for an impairment assessment. The effects of the remaining aspects of SFAS 157 are to be applied by the Corporation to fair value measurements prospectively beginning July 1, 2009. The Corporation does not expect them to have a material impact on its consolidated results of operations or financial condition. In October 2008, the FASB issued Staff Position No. FAS 157-3, DETERMINING THE FAIR VALUE OF A FINANCIAL ASSET WHEN THE MARKET FOR THAT ASSET IS NOT ACTIVE ("FSP 157-3"). FSP 157-3 clarifies the application of SFAS 157, which the Corporation adopted as of July 1, 2008, in cases where a market is not active. The Corporation has considered the guidance provided by FSP 157-3 and determined that the impact was not material on estimated fair values as of September 30, 2008. See Note 4 for disclosures required by this new pronouncement.

       In December 2007, the FASB issued SFAS No. 141R, BUSINESS COMBINATIONS. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The Corporation does not expect the adoption of SFAS 141R to have a material impact on its financial statements.

       In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB 51. SFAS No. 160 changes the accounting and reporting for minority interests. Minority interests will be recorded initially at fair market value and will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning on or after December 15 2008. The Corporation does not expect the adoption of SFAS 160 to have a material impact on its financial statements.

       In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--AN AMENDMENT OF FASB STATEMENT NO.
       133. SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, and requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. This standard is not expected to have a material impact on the Corporation's future consolidated financial statements. Additionally, because SFAS No. 161 applies only to financial statement disclosures, it will not have a material impact on the Corporation's consolidated financial position, results of operations, and cash flows.

       In May 2008, the FASB issued SFAS No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board's amendments to AU Section 411, THE MEANING OF PRESENT FAIRLY IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. The Corporation does not expect SFAS No. 162 to have a material impact on the Corporation's consolidated financial statements.

       In May 2008, the FASB issued SFAS No. 163 ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS--AN INTERPRETATION OF FASB STATEMENT NO.
       60. SFAS 163 resolves existing inconsistencies in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation and clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 is not expected to have a significant impact on our consolidated financial statements.

(4.) FAIR VALUE MEASUREMENTS

       We adopted SFAS No. 157 on July 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

       SFAS No. 157 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

       In addition to defining fair value, SFAS No. 157 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

          o Level 1 -- inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

          o Level 2 -- inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

          o Level 3 -- inputs are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The following table presents assets that are measured and recognized at fair value on a recurring basis.

              DESCRIPTION            SEPTEMBER 30, 2008    LEVEL 1      LEVEL 2      LEVEL 3
              -----------            ------------------    -------      -------      -------
      Certificate of Deposit          $ 843,639             $  --     $  843,639       $  --


(5) INCOME TAXES

       The following reconciles the tax provision with the U.S. statutory tax rates:


                                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                                                2008        2007
          Income taxes at U.S. statutory rate                                  (35.0)%      (35.0)%
          State taxes, net of federal tax benefit                               (6.0)        (6.0)
          Tax benefit of federal net operating tax loss carryforward            41.0         41.0
          TOTAL EXPENSE (BENEFIT)                                                  0%           0%
                                                                               =====        =====


       At June 30, 2008, the Corporation had a federal net operating tax loss carryforward of approximately $6,855,000 expiring on June 30, 2028. The Corporation has provided a valuation allowance of $2,800,881 against its deferred tax assets; this represents a full valuation allowance due to the uncertainty about the realization of the deferred tax asset.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE ABOUT FORWARD LOOKING STATEMENTS
Certain statements in Management's Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that a statement is not forward-looking. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

RESULTS OF OPERATIONS
---------------------

Earnings for the quarter ended September 30, 2008 increased as compared to the same quarter in the prior year, despite a decrease in overall revenues. For the quarter ended September 30, 2008, the Corporation reported net income of $50,431 as compared with net income of $31,894 for the quarter ended September 30, 2007. The increase in earnings was due to an increase in gross profit margins as a result of the Corporation's focus on sales and service of more sophisticated and complex IT systems. Revenues for the quarter ended September 30, 2008 were $8,565,265, as compared to $9,006,996 reported for the same quarter in the prior year. Revenues from hardware sales increased during the September 2008 quarter, although service revenues (technical support, repair and maintenance, network integration, staffing, and training) decreased as compared to the same period in fiscal 2008, primarily as a result of decreased demand for certain of the Corporation's legacy technical services.

As referenced above, revenues decreased in the first quarter of fiscal 2009 as compared to the same quarter in fiscal 2008, a result of the decrease in service revenues, reflecting the industry-wide reduction in demand for certain legacy services, which are frequently moved to organizations in countries outside the Unites States, including India. Revenues from hardware sales increased primarily due to increases in purchases from state and municipal entities, and educational clients within New Jersey. Overall profit margins increased to 21% for the fiscal 2009 quarter from 19% in the same quarter in fiscal 2008. Profit margins on hardware sales increased to approximately 16% in the September 2008 quarter from 11% for the September 2007 quarter, in conjunction with our focus on sales of higher-end IT and IP Telephony systems. As a result of better utilization rates of our technical staffs, and a reduction in use of subcontracted services, gross profit margins on service revenues increased to approximately 34% for the September 2008 from 32% in the 2007 quarters.

During the periods discussed, the Corporation's clients continued to be conservative in their IT budgetary spending and to scrutinize their IT spending and the related returns on investments before incurring new expenses. As a result, management refocused its attention on utilization rates of its service technicians and selling and administrative expenses to reduce expenses.

Management believes that clients' future spending will be subject to specific criteria, but also believes that as single source provider, the Corporation will be in a better position to satisfy client demands for cost-effectiveness and a suitable return on investment. The Voice over IP ("VoIP") networks marketed by TransNet are designed with the capacity for "optimization" through the subsequent addition of layers of solutions, for ex., security solutions. We are confident that our strategy of being an advanced solutions provider will result in future revenues from clients' optimization of already installed networks. In conjunction with these solutions, we note the rapid development of technologies which now allow for the integration of voice, video, and data at levels not seen before now, and which provide clients with greater operating efficiencies.

As part of the industry competition pressures discussed herein, management continues to see certain erosion in business related to Fortune 500 customers as those customers enter into and/or expand business relationships with large global partners and the transfer of this business to overseas service providers. Management believes that projects performed during the first quarters of fiscal 2009 and 2008 countered much of the reduced business, and believes its focus on higher margin services related to VoIP/IP Telephony and security will lead to continued growth and opportunities that will help compensate for this reduction. No assurances can be given, however, that the Corporation will be able to replace the loss of a significant amount of business from these legacy services, or that such operations will not be adversely effected.

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

The Corporation's performance is also impacted by other factors, many of which are not within its control. These factors include: industry and general economic conditions; the short-term nature of client's commitments; patterns of capital spending by clients; the timing and size of new projects; pricing changes in response to competitive factors; the availability and related costs of qualified technical personnel; timing and customer acceptance of new product and service offerings; trends in IT outsourcing; and product constraints.

During the quarter ended September 30, 2008, selling, general and administrative expenses increased to 21% from 19% of revenues for the comparative quarter in the prior year due to increased sales related expenses. These expenses include those management incurred to invest in the expertise of its sales and support teams, their certifications, and corporate infrastructure, particularly the expansion of its sales staff to increase its sales of products and services. Management incurred these expenses as investments required to meet the demands of the current IT environment, and to lead to sustainable growth for the Corporation. Management continues its efforts to control expenses, despite increasing personnel related costs, such as health benefits.

Interest income decreased in the first fiscal quarter of 2009 as compared to the comparative quarter as a result of lower interest rates and lower amounts invested. Interest expense increased in the comparative quarters due to increased financing for working capital needs.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

There are no material commitments of the Corporation's capital resources, other than leases, lines of credit, and employment contracts.

Cash and cash equivalents decreased in the quarter ended September 30, 2008, as cash was utilized to fund operations, including the increase in customer orders received at the end of the quarter, as well as funding increased selling, general and administrative expenses. Cash levels continue to be negatively impacted by the slow payment cycles of public sector clients. Efforts subsequent to September 30, 2008 have expedited some payments. The Corporation has entered into a credit arrangement to assist in funding operations, as necessary. The borrowing is secured by certain of the Corporation's assets.

Accounts receivable decreased slightly during the first quarter of fiscal 2009, in part due to reduced revenues. Although the Corporation continues to be impacted by the extended and slower payment cycles governmental agencies, management has initiated vigorous efforts to expedite payments from the governmental bodies and is working to implement more favorable payment schedules where possible. Management notes that payment terms with governmental clients are often dictated by the client.

The increase in accounts payable in the September 2008 quarter is directly attributable to the product orders placed in response to increase in sales orders, primarily from public educational clients, placed near the end of the quarter and purchases made outside our credit line.

The Corporation currently finances the purchases of portions of its inventory through credit line arrangements with third-party lenders, under which certain of the Corporation's assets secure the financed purchases. The arrangements provide for specified interest free payment periods. Outstanding balances under the credit line arrangements decreased in first quarter of fiscal 2009 because purchases were made outside the credit line arrangement. Inventory increased for the September 2008 quarter as the result of purchases to meet existing customer orders placed near the end of the quarter.

We require access to working capital third party lines of credit and vendor credit to fund our day-to-day operations, particularly at the end of our fiscal quarters when demand for our products and services increase. In conjunction with the tightening of credit in the US economy, management has reviewed the Corporation's lines of credit and available vendor credit and has taken steps to obtain the most favorable credit arrangements available. Management believes that its current available credit will be sufficient to meets its requirements going forward. The unavailability of such credit going forward may have an adverse impact upon the operations of the Corporation.

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

For the fiscal quarter ended September 30, 2008 and fiscal year ended June 30, 2008, the Corporation had no current or deferred income tax provision. Deferred taxes are based upon differences between the financial statement and tax basis of assets and liabilities and available net operating loss carryforwards. A full valuation allowance has been established due to the uncertainty about the realization of the deferred tax asset.

INVESTMENT CONSIDERATIONS AND UNCERTAINTIES

THE MATTERS DISCUSSED IN MANAGEMENT'S DISCUSSION AND ANALYSIS AND THROUGHOUT THIS REPORT THAT ARE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT MANAGEMENT EXPECTATIONS THAT INVOLVE RISK AND UNCERTAINTIES. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION: THE IMPACT OF ECONOMIC CONDITIONS GENERALLY AND IN THE INDUSTRY FOR IT PRODUCTS AND SERVICES; DEPENDENCE ON KEY VENDORS AND CUSTOMERS; CONTINUED COMPETITIVE AND PRICING PRESSURES IN THE INDUSTRY; PRODUCT SUPPLY SHORTAGES; OPEN-SOURCING OF PRODUCTS OF VENDORS, INCLUDING DIRECT SALES BY MANUFACTURERS; RAPID PRODUCT IMPROVEMENT AND TECHNOLOGICAL CHANGE, SHORT PRODUCT LIFE CYCLES AND RESULTING OBSOLESCENCE RISKS; TECHNOLOGICAL DEVELOPMENTS; CAPITAL AND FINANCING AVAILABILITY; AND OTHER RISKS SET FORTH HEREIN.

ITEM 4. CONTROL AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Corporation have concluded, based on their evaluation as of September 30, 2008, that the Corporation's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In light of this conclusion, the Corporation has initiated documentation of its policies and procedures, and will institute compensating procedures and processes as necessary to ensure the reliability of its financial reporting. Management intends to remediate weaknesses in the control environment through new resources and processes in its accounting department. Management believes that its actions will continue to improve the Corporation's internal control over financial reporting, as well as its disclosure controls and procedures.

There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation. The Corporation has commenced a review by its internal staff, including its accounting staff, of new processes to provide an evaluation of the level of controls and related procedures currently in place for each process.

                                     PART II
                                OTHER INFORMATION



ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         A. Exhibits --
             31.1 Certification required by Section 302
             31.2 Certification required by Section 302
             32  Certification required by Section 906

         B. Reports on Form 8-K --
             On October 2, 2008, TransNet Corporation filed a Form 8-K under
             Item 7.

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

DATE: November 14, 2008