Form 10-Q
period 2008-12-31
TRANSNET CORP
filed 2009-02-17
CIK 99313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008
                              ------------------

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act)

         Large Accelerated Filer __          Accelerated Filer ___
         Non-accelerated Filer ____          Smaller Reporting Company  X
                                                                       ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
    Yes   X   No
---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 12, 2009: 4,823,304.

                              TRANSNET CORPORATION
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                      Page No.
                                                                      --------
PART I.  FINANCIAL INFORMATION
-------  ---------------------

      Consolidated Balance Sheets
               December 31, 2008 (unaudited) and June 30, 2008           1


      Consolidated Statements of Operations (unaudited)
               Three Months Ended December 31, 2008 and 2007             2
               Six Months Ended December 31, 2008 and 2007               3


      Consolidated Statements of Cash Flows (unaudited)
               Six Months Ended December 31, 2008 and 2007               4


      Notes to Consolidated Financial Statements                         5


  Item 2.  Management's Discussion and Analysis                          9


  Item 4.  Controls and Procedures                                      15


PART II.  OTHER INFORMATION
-------   -----------------
  Item 6.  Exhibits and Reports on Form 8-K                             16

  Signatures                                                            16
  Certifications                                                        17



                                       i.

                       TRANSNET CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                                        December 31,      June 30,
                                                                           2008             2008
                                                                        ------------    ------------
                                                                        (unaudited)
ASSETS:
CURRENT ASSETS
Cash and Cash Equivalents                                               $    449,568    $    314,618
Restricted Cash                                                              850,248         837,010
Accounts Receivable - Net                                                  4,335,816       6,477,948
Inventories - Net                                                            164,167         265,977
Other Current Assets                                                          50,706          17,974
                                                                        ------------    ------------

TOTAL CURRENT ASSETS                                                    $  5,850,505    $  7,913,527

PROPERTY AND EQUIPMENT - NET                                                 203,396         271,695

OTHER ASSETS                                                                 206,207         204,162
                                                                        ------------    ------------

TOTAL ASSETS                                                            $  6,260,108    $  8,389,384
                                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts Payable                                                           1,249,457    $    845,579
Accrued Expenses                                                             498,664         410,729
Lines of Credit                                                              514,296       1,955,042
                                                                        ------------    ------------

TOTAL CURRENT LIABILITIES                                               $  2,262,417    $  3,211,350

STOCKHOLDERS' EQUITY:
Capital Stock - Common, $.01 Par Value, Authorized 15,000,000 Shares;
Issued 7,408,524 at December 31, 2008 and June 30, 2008 [of which
2,585,220 are in Treasury at
December 31, 2008 and June 30, 2008]                                          74,085          74,085

Additional Paid-in Capital                                                10,574,670      10,574,670

Retained Earnings                                                            501,771       1,682,114
                                                                        ------------    ------------

Totals                                                                    11,150,526      12,330,869

Less: Treasury Stock - At Cost                                            (7,152,835)     (7,152,835)
                                                                        ------------    ------------

TOTAL STOCKHOLDERS' EQUITY                                                 3,997,691       5,178,034
                                                                        ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  6,260,108    $  8,389,384
                                                                        ============    ============


See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED DECEMBER 31,
                                                           -------------------------------
                                                                2008           2007
                                                             -----------    -----------
REVENUE
Equipment                                                    $ 3,432,586    $ 3,532,053
Services                                                       1,711,386      3,743,344
                                                             -----------    -----------

Total Revenue:                                                 5,143,972      7,275,397
                                                             -----------    -----------
COST OF REVENUE
Equipment                                                      3,321,014      3,152,269
Services                                                       1,595,834      2,453,921

Total Cost of Revenue                                          4,916,848      5,606,190
                                                             -----------    -----------

Gross Profit                                                     227,124      1,669,207

Selling, General and Administrative Expenses                   1,451,398      1,652,177
                                                             -----------    -----------

Operating  Income (Loss)                                      (1,224,274)        17,030
                                                             -----------    -----------

Interest Income                                                    6,678         13,410
Interest Expense                                                 (13,178)       (54,364)
                                                             -----------    -----------

Income (Loss) Before Tax Expense                              (1,230,774)       (23,924)

Income Tax (Benefit)                                                  --             --
                                                             -----------    -----------

Net (Loss)  Income                                           $(1,230,774)   $   (23,924)
                                                             ===========    ===========

Basic Net Income (Loss)  Per Common Share                    $     (0.26)   $     (0.00)
                                                             ===========    ===========

Diluted Net Income (Loss) Per Common Share                   $     (0.26)   $     (0.00)
                                                             ===========    ===========

Weighted Average Common Shares Outstanding - Basic             4,823,304      4,823,304
                                                             ===========    ===========

Weighted Average Common Shares Outstanding - Diluted           4,823,304      4,823,304
                                                             ===========    ===========



See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       SIX MONTHS ENDED DECEMBER 31,
                                                       -----------------------------
                                                           2008           2007
                                                       ------------    ------------
REVENUE
Equipment                                              $  9,360,914    $  9,268,145
Services                                                  4,348,322       7,014,249
                                                       ------------    ------------

Total Revenue:                                           13,709,236      16,282,394
                                                       ------------    ------------

COST OF REVENUE
Equipment                                                 8,305,615       8,262,208
Services                                                  3,344,727       4,663,306
                                                       ------------    ------------
Total Cost of Revenue                                    11,650,342      12,925,514
                                                       ------------    ------------

Gross Profit                                              2,058,894       3,356,880

Selling, General and Administrative Expenses              3,217,549       3,317,414
                                                       ------------    ------------

Operating Income (Loss)                                  (1,158,655)         39,466
                                                       ------------    ------------


Interest Income                                              13,345          27,782
Interest Expense                                            (35,033)        (59,276)

Income (Loss)  Before Tax Expense                        (1,180,343)          7,972

Provision for Income Tax (Benefit)                               --              --
                                                       ------------    ------------

Net Income (Loss)                                      $ (1,180,343)   $      7,972
                                                       ============    ============

Basic Net Income (Loss) Per Common Share               $      (0.24)   $       0.00
                                                       ============    ============

Diluted Net Income (Loss)  Per Common Share            $      (0.24)   $       0.00
                                                       ============    ============

Weighted Average Common Shares Outstanding - Basic
                                                          4,823,304       4,823,304
                                                       ============    ============

Weighted Average Common Shares Outstanding - Diluted
                                                          4,823,304       4,904,440
                                                       ============    ============


See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                     SIX MONTHS ENDED DECEMBER 31,
                                                     -----------------------------
                                                         2008           2007
                                                      -----------    -----------
OPERATING ACTIVITIES:
Net (Loss) Income                                     $(1,180,343)   $     7,972
                                                      -----------    -----------
Adjustments to Reconcile Net Income
    to Net Cash:

Depreciation and Amortization                              76,453        115,499

Changes in Assets and Liabilities:
(Increase) Decrease in:
Restricted Cash                                           (13,238)            --
Accounts Receivable                                     2,142,132       (386,026)
Inventory                                                 101,810       (307,279)
Other Current Assets                                      (32,732)       (58,640)
Other Assets                                               (2,130)        (1,958)

Increase (Decrease) in:
Accounts Payable and Accrued Expenses                     491,813        368,593
                                                      -----------    -----------

Total Adjustments                                     $ 2,764,108    $  (269,811)
                                                      -----------    -----------

NET CASH - OPERATING ACTIVITIES - FORWARD             $ 1,583,765    $  (261,839)
                                                      -----------    -----------

INVESTING ACTIVITIES:
Capital Expenditures                                  $    (8,069)   $   (30,530)
                                                      -----------    -----------

NET CASH - INVESTING ACTIVITIES                       $    (8,069)   $   (30,530)
                                                      -----------    -----------

FINANCING ACTIVITIES -
Lines of Credit - Net                                  (1,440,746)       232,191


NET (DECREASE) INCREASE IN CASH                       $   134,950    $   (60,178)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIODS                                  $   314,618    $ 2,462,442
                                                      -----------    -----------

CASH AND CASH EQUIVALENTS AT
END OF PERIODS                                        $   449,568    $ 2,402,264
                                                      -----------    -----------

Supplemental Disclosures of Cash Flow
Information:
Cash paid during the period for:
Interest                                              $    35,033    $    59,276

Income Taxes                                          $     1,457    $        --



See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1.)   BASIS OF PRESENTATION

       The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three months end December 31, 2008 are not necessarily indicative of the results that can be expected for the year ending June 30, 2009.

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

       (e) Earnings Per Share: Earnings per common share - basic and diluted are based on 4,823,304 weighted shares outstanding for the three and six months ended December 31, 2008 and 2007. The options to purchase an aggregate of 297,500 shares of our common stock at a price of $0.88 per share were not included in the computation of diluted earnings per share for the periods ended December 31, 2008 because the options' exercise price was greater than the average market price of the common shares.

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

       In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB 51. SFAS No. 160 changes the accounting and reporting for minority interests. Minority interests will be recorded initially at fair market value and will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Corporation does not expect the adoption of SFAS 160 to have a material impact on its financial statements.

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

       In addition to defining fair value, SFAS No. 157 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

       o Level 1 - inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.
       o Level 2 - inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. o
       o Level 3 - inputs are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The following table presents assets that are measured and recognized at fair value on a recurring basis.

      DESCRIPTION        DECEMBER 31, 2008     LEVEL 1      LEVEL 2      LEVEL 3
      -----------        -----------------     -------      -------      -------
Certificate of Deposit       $ 850,248          $   -      $ 850,248      $   -


(5.)   INCOME TAXES

       The following reconciles the tax provision with the U.S. statutory tax rates:

                                                                           SIX MONTHS ENDED DECEMBER 31,
                                                                          -------------------------------
                                                                             2008                 2007
          Income taxes at U.S. statutory rate                               (35.0)%              (35.0)%
          State taxes, net of federal tax benefit                            (6.0)                (6.0)
          Tax benefit of federal net operating tax loss carryforward         41.0                 41.0
          TOTAL EXPENSE (BENEFIT)                                               0%                   0%
                                                                            -----                -----

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

RESULTS OF OPERATIONS

Overall revenues decreased in the quarter ended December 31, 2008 as compared to the same period in the prior year, primarily due to a decrease in service revenues, as discussed below. Revenues from equipment sales remained relatively constant. Revenues for the quarter ended December 31, 2008 were $5,143,972, as compared to $7,275,397 for the quarter ended December 31, 2007. For the quarter ended December 31, 2008 the Corporation reported a net loss of $1,230,774 as compared with a net loss of $23,924 for the similar period in the prior fiscal year. Revenues for the six-months ended December 31, 2008 were $13,709,236 as compared with $16,282,394 for the same period ended December 31, 2007, with a net loss of $1,180,343 for the six-month period ended December 31, 2008, compared with net income of $7,972 for the same period in the prior fiscal year.

The loss for the quarter ended December 31, 2008 was primarily attributable to the decrease in service revenues. Revenues from hardware sales in both the fiscal 2009 quarter and six-month period remained relatively constant as compared to the same periods in fiscal 2008, although the product mix for the 2009 periods discussed, particularly the December quarter, was largely comprised of lower profit margin equipment. The reduction in service revenues was due to a number of factors, including an overall slowdown in new orders, an "on hold" status of several projects pending third party progress on the projects, and the completion of projects during the quarter resulting in downtime of some technical personnel. Management notes that construction related delays are inherent in a number of projects because the Corporation's portion of the project cannot be performed until a specified amount of the construction has been completed and/or certain determinations made as to specifics of the project due to customer-originated change orders. These gaps are generally offset by new business. The Corporation's higher profit margin staffing services, although not a material source of revenues, were also adversely impacted by the economic slowdown as hiring on either a permanent or temporary basis virtually ground to a halt. In addition, the Corporation absorbed expenses related to under-utilization of its technical staff during the slowdown. This is particularly significant regarding the compensation levels for the more highly skilled members of the staff, whose skills demand higher wages. Management believes that the slowdown is attributable to general economic conditions, as well as uncertainty of our governmental and educational clients regarding the proposed federal stimulus package. The stimulus package is expected to provide an influx of capital for these clients to use for programs such as security and first-responder technology. Once the plan has been approved and implemented, these clients anticipate initiation of spending on these programs. During the quarter and six month period ended December 31, 2008, spending on many of these projects was on hold awaiting funding parameters. These delays and reductions also impacted the profit margin on revenues from equipment sales because clients postponed purchases of higher profit margin equipment such as Voice over IP ("VoIP") systems. As a result of these factors, overall profit margins were significantly impacted and declined to 4% for the quarter and 15% for the six-month period ended December 31, 2008, as compared to 23% for the quarter and 21% for the six-month period in the prior year. The loss for the six-month period ended December 31, 2008 was attributable to the results of the December quarter.

Despite the results reported herein, management is cautiously optimistic about the results for the remainder of fiscal 2009. Although revenues decreased as a result of the general slowdown in the economy and the budgetary constraints of state and municipal entities and educational clients within New Jersey, based upon orders received in January 2009, it appears that these constraints have lessened and our open orders have increased. Initial reaction to the federal stimulus plan indicate that the proposed stimulus package will infuse funds into public sector clients, including governmental and educational clients, and to clients in healthcare for products sold and supported by the Corporation. Requests for quotations have already been received, and have outpaced requests at this time last year, particularly with respect to the educational market. Management notes that recent changes instituted by the State of New Jersey will modify the channels through which the State purchases certain equipment and services sold by the Corporation. In anticipation of these changes and their implementation, the State's purchasing during the past three quarters was significantly reduced. Based upon preliminary indications management believes, however, that these changes will be finalized shortly, and will restart the purchasing process and provide new opportunities to the Corporation. Due to uncertainties regarding the economy, however, no assurances can be given.

In light of the economic slowdown, the Corporation's clients restricted their IT budgetary spending and scrutinized their IT spending and the related returns on investments before incurring new expenses, often delaying purchases. This was particularly the case in the December 2008 quarter, as general economic conditions declined, credit tightened, and clients cut budgets. As a result, management has directed attention to new service offerings that take into account clients' cost constraints. Management believes that as single source provider, the Corporation will be in a better position to satisfy client demands for cost-effectiveness and a suitable return on investment. The VoIP networks marketed by TransNet are designed with the capacity for "optimization" through the subsequent addition of layers of solutions, for example, physical security solutions. We are confident that our strategy of being an advanced solutions provider will result in future revenues from clients' optimization of already installed networks. In conjunction with these solutions, we note the technologies of the integration of voice, video, and data that provide clients with new levels of operating efficiencies.

Service related revenues, a material segment of revenues, are significant because these operations yield a higher profit margin than equipment sales. Services include planning, design, configuration, installation and implementation, testing, and optimization of systems. Because of industry changes over the past few years, project work became the major source of revenue generation, as legacy services diminished. The transition to project work is complete and the lower level of legacy services had no impact on the results of operations during the fiscal 2009 periods as compared to the prior year. The Corporation modified its service offerings in response to these industry fluctuations, and employs experienced and specially certified systems engineers and project managers to respond to VoIP projects. We believe our focus upon higher margin services related to VoIP/IP Telephony and security will lead to growth and opportunities for the Corporation. Revenues are also generated by a variety of support contracts for these networks. Under these agreements, TransNet's Support Center provides troubleshooting, diagnostic and remedial services performed by skilled system engineers, remotely or on-site, if necessary. The agreements provide a range of guaranteed response times, based upon the client's specific response requirements or the nature of the outage. The availability of these services is determined by the client, from 24/7 to next business day. In addition, our system engineers and service technicians provide service and support on an on-call basis. Service contracts, with a number of corporate and educational customers, provide service and support for the customer's personal computers, peripherals, and networks. These contracts are short-term, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

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

To meet these competitive challenges and to maximize the Corporation's profit margin, management has modified its marketing strategy and has enforced expense controls. Management also utilizes approaches such as manufacturers' direct shipment and billing of the customers in exchange for payment to the Corporation of an "agency fee" as a means to reduce equipment related costs while increasing profits. These direct ship sales are an alternative to sales through traditional channels. Management's current marketing strategy is designed to shift its focus to provision of technical services and to sales of higher profit margin products related to service and support operations. Management's efforts include targeting commercial, educational, and governmental customers who provide marketplaces for a wide range of products and services at one time, a cost-effective approach to sales. These customers often do not have their own technical staffs and outsource their computer service requirements to companies such as TransNet. Management believes it maximizes profits through concentration on sales of value-added applications; promotion of the Corporation's service and support operations; and strict adherence to cost cutting controls. In light of the above, management emphasizes and continues the aggressive pursuit of an increased volume of sales of VoIP systems, and related technical service and support programs, and has introduced new technical support programs offering a wide variety of alternatives of remote and on-site network support and monitoring. Management believes that product sales will continue to generate a significant percentage of the Company's revenues. In addition, the Corporation's buying agreement with Ingram Micro, Inc. enhances the Corporation's competitive edge through product discounts unavailable through other sources.

The Corporation's performance is also impacted by other factors, many of which are not within its control. These factors include: industry and general economic conditions; the short-term nature of client commitments; patterns of capital spending by clients; the timing and size of new projects; pricing changes in response to competitive factors; the availability and related costs of qualified technical personnel; timing and customer acceptance of new product and service offerings; trends in IT outsourcing; and product constraints.

During the quarter ended December 31, 2008, selling, general and administrative expenses increased to 28% from 23% of revenues for the comparative quarter in the prior year as a function of decreased revenues. Similarly, selling, general and administrative expenses for the six-month period of fiscal 2009 increased to 23% from 20% of revenues for the comparative period in the prior year because of decreased revenues. Actual expenses decreased for both 2009 periods as the Corporation undertook a number of staff reductions, and implemented salary freezes, salary reductions, and other cost reduction programs. The results of these cost-saving measures will be realized more fully through the remainder of fiscal 2009 and forward. Management continues its efforts to control expenses, despite increasing personnel related costs, such as health benefits.

Interest income decreased in the quarter and six-month period ended December 31, 2008 as compared to the comparative periods in fiscal 2008 as a result of lower interest rates and lower amounts invested. Interest expense decreased in the comparative periods of 2009 from those in 2008 due to decreased financing for working capital needs.

LIQUIDITY AND CAPITAL RESOURCES

There are no material commitments of the Corporation's capital resources, other than leases, lines of credit, and employment contracts.

Cash and cash equivalents increased in the six-month period ended December 31, 2008, partially as a result of decreased selling, general and administrative expenses. Cash levels continue to be impacted by the slow payment cycles of public sector clients. The Corporation has entered into a credit arrangement to assist in funding operations, as necessary. The borrowing is secured by certain of the Corporation's assets.

Accounts receivable decreased during the six-months ended December 31, 2008, due to reduced revenues. Although the Corporation continues to be impacted by the extended and slower payment cycles of governmental agencies, management has initiated vigorous efforts to expedite payments from the governmental bodies and is working to implement more favorable payment schedules where possible. Efforts during the period expedited some payments. Management notes that payment terms with governmental clients are usually dictated by the client.

The increase in accounts payable in the six-month period ended December 31, 2008 period is directly attributable to the product orders placed near the end of the December quarter and purchases made outside our credit lines.

The Corporation currently finances the purchases of portions of its inventory through credit line arrangements with third-party lenders, under which certain of the Corporation's assets secure the financed purchases. The arrangements provide for specified interest free payment periods. Outstanding balances under the credit line arrangements decreased in the six-month period ended December 31, 2008 because purchases were made outside the credit line arrangement. Inventory decreased for the period ended December 31, 2008 because of a reduced number of open orders at the end of the period.

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

For the six-month period ended December 31, 2008 and fiscal year ended June 30, 2008, the Corporation had no current or deferred income tax provision. Deferred taxes are based upon differences between the financial statement and tax basis of assets and liabilities and available net operating loss carryforwards. A full valuation allowance has been established due to the uncertainty about the realization of the deferred tax asset.

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

ITEM 4.  CONTROL AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Corporation have concluded, based on their evaluation as of December 31, 2008, that the Corporation's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

                                     PART II
                                OTHER INFORMATION
                                -----------------



ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         A. Exhibits -
             31.1 Certification required by Section 302
             31.2 Certification required by Section 302
             32 Certification required by Section 906

         B. Reports on Form 8-K -
            On November 18, 2008, TransNet Corporation filed a Form 8-K under
            Item 7.01.



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



DATE: February 14, 2009