Form 10-Q
period 2009-03-31
TRANSNET CORP
filed 2009-05-15
CIK 99313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
                               --------------

                                       Or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ----------------   -----------------

Commission File No. 0-8693
                    -------

                              TRANSNET CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)




          DELAWARE                                                         22-1892295
--------------------------------                                -----------------------------------
(State or other jurisdiction of                                (IRS Employer Identification Number)
incorporation or organization)

45 Columbia Road, Somerville, New Jersey                                   08876-3576
------------------------------------------                            ------------------
(Address of principal executive offices)                                   (Zip Code)

Registrant's Telephone Number, Including Area Code:                       908-253-0500
                                                                         ---------------

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

         Large Accelerated Filer                Accelerated Filer
                                -----                             -----
         Non-accelerated Filer                  Smaller Reporting Company  X
                               -----                                     -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
                                                                 Yes     X   No
                                                            -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 2009: 4,823,304.

                              TRANSNET CORPORATION
                              --------------------
                                    FORM 10-Q
                                    ---------
                                TABLE OF CONTENTS
                                -----------------


                                                                                                    PAGE NO.
PART I.  FINANCIAL INFORMATION

         Consolidated Balance Sheets
                  March 31, 2009 (unaudited) and June 30, 2008                                         1


         Consolidated Statements of Operations (unaudited)
                  Three Months Ended March 31, 2009 and 2008                                           2
                  Nine Months Ended March 31, 2009 and 2008                                            3


         Consolidated Statements of Cash Flows (unaudited)
                  Nine Months Ended March 31, 2009 and 2008                                            4


         Notes to Consolidated Financial Statements                                                    5


     Item 2.  Management's Discussion and Analysis                                                    11


     Item 4.  Controls and Procedures                                                                 17


PART II.  OTHER INFORMATION
-------   -----------------


     Item 6.  Exhibits and Reports on Form 8-K                                                        18

     Signatures                                                                                       18
     Certifications                                                                                   19



                                       i.

                       TRANSNET CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                                         March 31,                    June 30,
                                                                           2009                         2008
                                                                  ------------------------     -----------------------
                                                                        (unaudited)

ASSETS:
CURRENT ASSETS

Cash and Cash Equivalents                                                      $    285,182           $    314,618
Restricted Cash                                                                     856,835                837,010
Accounts Receivable - Net                                                         4,542,826              6,477,948
Inventories - Net                                                                   487,597                265,977
Other Current Assets                                                                 33,109                 17,974
                                                                               ------------           ------------


TOTAL CURRENT ASSETS                                                           $  6,205,549           $  7,913,527

PROPERTY AND EQUIPMENT - NET                                                        145,799                271,695

OTHER ASSETS                                                                        207,144                204,162
                                                                               ------------           ------------


TOTAL ASSETS                                                                   $  6,558,492           $  8,389,384
                                                                               ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:


Accounts Payable                                                                  2,437,412                845,579
Accrued Expenses                                                                    411,622                410,729
Lines of Credit                                                                     297,033              1,955,042
                                                                               ------------           ------------



TOTAL CURRENT LIABILITIES                                                      $  3,146,067           $  3,211,350

STOCKHOLDERS' EQUITY:

Capital Stock - Common, $.01 Par Value, Authorized 15,000,000 Shares;
Issued 7,408,524 at March 31, 2009 and June 30, 2008
[of which 2,585,220 are in Treasury at
March 31, 2009 and June 30, 2008]                                                    74,085                 74,085

Additional Paid-in Capital                                                       10,574,670             10,574,670

[Accumulated Deficit] Retained Earnings                                             (83,495)             1,682,114
                                                                               ------------           ------------

Totals                                                                           10,565,260             12,330,869

                                                                                                        (7,152,835)
Less: Treasury Stock - At Cost                                                   (7,152,835)            (7,152,835)
                                                                               ------------           ------------


TOTAL STOCKHOLDERS' EQUITY                                                        3,412,425              5,178,034
                                                                               ------------           ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $  6,558,492           $  8,389,384
                                                                               ============           ============




          See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                  THREE MONTHS ENDED MARCH 31,
                                                                 ------------------------------
                                                                2009                       2008
                                                                ----                       ----

REVENUE

Equipment                                                   $   2,412,501           $   2,660,444
Services                                                        2,764,107               2,294,730
                                                            -------------           -------------

Total Revenue:                                                  5,176,608               4,955,174
                                                            -------------           -------------

COST OF REVENUE

Equipment                                                       2,151,508               2,496,337
Services                                                        2,296,009               1,745,805


Total Cost of Revenue                                           4,447,517               4,242,142
                                                            -------------           -------------

Gross Profit                                                      729,091                 713,032

Selling, General and Administrative Expenses                    1,316,505               1,647,460
                                                            -------------           -------------

Operating Loss                                                   (587,414)               (934,428)
                                                            -------------           -------------

Interest Income                                                     6,595                  11,864
Interest Expense                                                   (6,473)                   (926)
Gain on Disposal                                                    2,102                    --
                                                            -------------           -------------


Net Loss                                                    $    (585,190)          $    (923,490)
                                                            =============           =============


Basic and Diluted Net Loss Per Common Share                 $       (0.12)          $       (0.19)
                                                            =============           =============

Weighted Average Common Shares Outstanding - Basic
and Diluted                                                     4,823,304               4,823,304
                                                            =============           =============




See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                   NINE MONTHS ENDED MARCH 31,
                                                                  -----------------------------
                                                                2009                         2008
                                                                ----                         ----

REVENUE
Equipment                                                   $      11,773,415           $      11,928,588
Services                                                            7,112,429                   9,308,978
                                                            -----------------           -----------------

Total Revenue:                                                     18,885,844                  21,237,566
                                                            -----------------           -----------------

COST OF REVENUE
Equipment                                                          10,457,198                  10,758,545
Services                                                            5,640,735                   6,409,110


Total Cost of Revenue                                              16,097,933                  17,167,655
                                                            -----------------           -----------------

Gross Profit                                                        2,787,911                   4,069,911


Selling, General and Administrative Expenses                        4,534,054                   4,964,873
                                                            -----------------           -----------------


Operating Loss                                                     (1,746,143)                   (894,962)
                                                            -----------------           -----------------


Interest Income                                                        19,940                      39,646

Interest Expense                                                      (41,506)                    (60,203)
Gain on Sale                                                            2,102                        --
                                                            -----------------           -----------------


Net Loss                                                    $      (1,765,607)          $        (915,519)
                                                            =================           =================


Basic and Diluted Net Loss Per Common Share                 $           (0.37)          $           (0.19)
                                                            =================           =================

Weighted Average Common Shares Outstanding - Basic
and Diluted                                                         4,823,304                   4,823,304
                                                            =================           =================



See Notes to Consolidated Financial Statements.

                                  TRANSNET CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)



                                                                   NINE MONTHS ENDED MARCH 31,
                                                                 ------------------------------
                                                                  2009                      2008
                                                                  ----                      ----

OPERATING ACTIVITIES:

Net Loss                                                      $(1,765,607)          $  (915,519)
                                                              -----------           -----------
Adjustments to Reconcile Net Income
to Net Cash:
Depreciation and Amortization                                     109.880               173,531
Gain on Sale of Equipment                                          (2,102)                 --
Provision for Doubtful Accounts                                   (59,181)                 --

Changes in Assets and Liabilities:
(Increase) Decrease in:
Restricted Cash                                                   (19,825)                 --
Accounts Receivable                                             1,994,302                73,013
Inventory                                                        (221,620)               26,711
Other Current Assets                                              (15,135)              (52,354)
Other Assets                                                       (3,109)               (2,937)

Increase (Decrease) in:
Accounts Payable and Accrued Expenses                           1,592,726              (348,022)


Total Adjustments                                             $ 3,375,936           $  (130,058)
                                                              -----------           -----------


NET CASH - OPERATING ACTIVITIES                               $ 1,610,329           $(1,045,577)
                                                              -----------           -----------

INVESTING ACTIVITIES:

Capital Expenditures                                          $    (7,756)          $   (43,775)
Proceeds from the Sale of Equipment                                26,000                  --
                                                              -----------           -----------


NET CASH - INVESTING ACTIVITIES                               $    18,244           $   (43,775)
                                                              -----------           -----------

FINANCING ACTIVITIES:

Lines of Credit- Net                                          $(1,658,009)          $    65,947

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS          $   (29,436)          $(1,023,405)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS                 314,618             2,462,442
                                                              -----------           -----------


CASH AND CASH EQUIVALENTS AT END OF PERIODS                   $   285,182           $ 1,439,037
                                                              -----------           -----------

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest                                                      $    41,506           $    72,138
Income Taxes                                                  $     1,457           $     3,230




See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1.)      BASIS OF PRESENTATION

          The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and nine months ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ending June 30, 2009.

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

          (d) Revenue Recognition: The Corporation's revenues are derived from both the sale of equipment and services provided to customers. Revenues related to equipment sales are recognized when evidence of an arrangement exists, delivery has occurred, the sales price is both fixed and determinable, and collectability is reasonably assured, in accordance with SEC Staff Accounting Bulletin No. 104 Topic 13.

          Revenues related to services provided are recognized ratably over the term of the underlying customer contract or at the end of the contract when obligations have been satisfied, in accordance with SEC Staff Accounting Bulletin No. 104 Topic 13. For service performed on a time and materials basis, revenue is recognized upon performance.

          The Corporation also enters into revenue arrangements in which customers may purchase a combination of equipment and services (multiple-element arrangements). When vendor-specific objective evidence ("VSOE") of fair value exists for all elements, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when that element is sold separately. For services, VSOE of fair value is established by the rates charged when they are sold separately. For arrangements where VSOE of fair value exists only for the undelivered elements, we defer the full fair value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue, assuming all other criteria for revenue recognition have been met.

          (e) Earnings Per Share: Earnings per common share - basic and diluted are based on 4,823,304 weighted shares outstanding for the three and nine months ended March 31, 2009 and 2008. The options to purchase an aggregate of 297,500 shares of our common stock at a price of $0.88 per share were not included in the computation of diluted earnings per share for the periods ended March 31, 2009 because the options' exercise price was greater than the average market price of the common shares.

(3.)      NEW ACCOUNTING PRONOUNCEMENTS

          In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, FAIR VALUE MEASUREMENTS ("SFAS 157") , to define how the fair value of assets and liabilities should be measured in accounting standards where it is allowed or required. In addition to defining fair value, the Statement established a framework within GAAP for measuring fair value and expanded required disclosures surrounding fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, EFFECTIVE DATE OF FASB STATEMENT NO. 157, which delayed the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued FSP FAS 157-3 , DETERMINING THE FAIR VALUE OF A FINANCIAL ASSET WHEN THE MARKET FOR THAT ASSET IS NOT ACTIVE, to clarify the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective immediately. In April 2009, the FASB issued FSP FAS 157-4, DETERMINING FAIR VALUE WHEN THE VOLUME AND LEVEL OF ACTIVITY FOR THE ASSET OR LIABILITY HAVE SIGNIFICANTLY DECREASED AND IDENTIFYING TRANSACTIONS THAT ARE NOT ORDERLY, to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This FSP will be effective for interim and annual reporting periods ending after June 15, 2009. We adopted SFAS 157 for financial assets and financial liabilities on July 1, 2008, and the adoption did not have a material impact on our financial position, results of operations, or cash flows. We adopted SFAS 157 for nonfinancial items on July 1, 2009, and the adoption did not have a material impact on our financial position, results of operations, or cash flows. We currently do not have any financial assets that are valued using inactive markets, and as such are not impacted by the issuances of FSP 157-3 and FSP 157-4. See Note 4 to the Consolidated Financial Statements for additional discussion on fair value measurements.

          In December 2007, the FASB issued SFAS No. 141(R), BUSINESS COMBINATIONS ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how a company (a) recognizes and measures in their financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest (previously referred to as minority interest); (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS 141(R) requires fair value measurements at the date of acquisition, with limited exceptions specified in the Statement. Some of the major impacts of this new standard include expense recognition for transaction costs and restructuring costs. SFAS 141(R) was effective for fiscal years beginning on or after December 15, 2008 and is applied prospectively. The Corporation does not expect the adoption of SFAS 141R to have a material impact on its financial statements.

          In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB NO. 51 ("SFAS 160"). SFAS 160 addresses the accounting and reporting for the outstanding noncontrolling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It also establishes additional disclosures in the consolidated financial statements that identify and distinguish between the interests of the parent's owners and of the noncontrolling owners of a subsidiary. This Statement is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 are applied prospectively. The Corporation does not expect the adoption of SFAS 160 to have a material impact on its financial statements.

          In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 161"). SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this Statement requires us to present currently disclosed information in a tabular format and also expands our disclosures concerning where derivatives are reported on the balance sheet and where gains/losses are recognized in the results of operations. The Corporation does not have any transactions covered by SFAS 161 therefore it has not had a material impact on the Corporation's consolidated financial statements.

          In April 2008, the FASB issued FASB FSP No. 142-3, DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS ("FSP FAS 142-3"). FSP FAS 142-3 removed the requirement of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142"), for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. This should lead to greater consistency between the useful life of recognized intangibles under SFAS 142 and the period of expected cash flows used to measure fair value of such assets under SFAS No. 141(R), BUSINESS COMBINATIONS. FSP FAS 142-3 is not expected to have a significant impact on our consolidated financial statements.

          In November 2008, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 08-7, ACCOUNTING FOR DEFENSIVE INTANGIBLE Assets. EITF Issue No. 08-7 clarifies the accounting for certain separately identifiable assets, which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF Issue No. 08-7 requires an acquirer to account for a defensive intangible asset as a separate unit of accounting, which should be amortized to expense over the period the asset diminishes in value. The provisions of EITF Issue No. 08-7 were adopted prospectively on January 1, 2009. This EITF Issue did not impact our financial position, results of operations, or cash flows during the third quarter of fiscal 2009.

          In December 2008, the FASB issued FSP FAS 132(R)-1, EMPLOYERS' DISCLOSURES ABOUT POSTRETIREMENT BENEFIT PLAN ASSETS, which amends Statement No. 132(R) to require more detailed disclosures about employer's plan assets, including investment strategies, major categories of assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of assets. The FSP is effective for fiscal years ending after December 15, 2009. The Corporation will comply with the additional disclosure requirements.

          In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, INTERIM DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. This FSP amends FASB Statement No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, INTERIM FINANCIAL REPORTING, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Corporation will comply with the additional disclosure requirements beginning in the fourth quarter of fiscal 2009.

          In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, RECOGNITION AND PRESENTATION OF OTHER-THAN-TEMPORARY Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Corporation currently does not have any financial assets that are other-than-temporary impaired.

          In April 2009, the SEC released Staff Accounting Bulletin No. 111 ("SAB 111"), which amends SAB Topic 5-M. SAB 111 notes that FSP No. 115-2 and FAS 124-2 were scoped to debt securities only, and the FSP referred readers to SEC SAB Topic 5-M for factors to consider with respect to other-than-temporary impairments for equity securities. With the amendments in SAB 111, debt securities are excluded from the scope of Topic 5-M, but the SEC staff's views on equity securities are still included within the topic. The Corporation currently does not have any financial assets that are other-than-temporary impaired.

          In April 2009, the FASB issued FSP No. FAS 141(R)-1, ACCOUNTING FOR ASSETS ACQUIRED AND LIABILITIES ASSUMED IN A BUSINESS COMBINATION THAT ARISE FROM CONTINGENCIES, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability's fair value on the date of acquisition can be determined. When the fair value can't be determined, the FSP requires using the guidance under SFAS No. 5, ACCOUNTING FOR CONTINGENCIES, and FASB Interpretation (FIN) No. 14, REASONABLE ESTIMATION OF THE AMOUNT OF A LOSS. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the third quarter of fiscal 2009.

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

          The following table presents assets that are measured and recognized at fair value on a recurring basis.

           DESCRIPTION         MARCH 31, 2009      LEVEL 1   LEVEL 2    LEVEL 3
           -----------         --------------      -------   -------    -------

          Certificate of Deposit $ 856,835         $ -     $ 856,835      $ -

(5.)      COMMITMENTS

          The Corporation previously financed inventory purchases through a credit line with a finance company, with a maximum credit line of $2,500,000, which was terminated by the Corporation. The Corporation currently utilizes credit available from multiple vendors under terms which provide for interest free periods ranging from 30 to 60 days. The credit extended by the vendors is secured by substantially all of the Corporation's assets. The vendors may in their sole discretion from time to time determine the maximum amount of credit which they elect to extend.

(6.)      INCOME TAXES

          The following reconciles the tax provision with the U.S. statutory tax rates:



                                                                   NINE MONTHS ENDED MARCH  31,

                                                                     2009              2008

Income taxes at U.S. statutory rate                                  (35.0)%         (35.0)%

State taxes, net of federal tax benefit                               (6.0)           (6.0)

Tax benefit of federal net operating tax loss carryforward            41.0            41.0

TOTAL EXPENSE (BENEFIT)                                                  0%              0%
                                                                    ========        ========



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


RESULTS OF OPERATIONS
---------------------

Overall revenues increased in the quarter ended March 31, 2009 as compared to the same period in the prior year, primarily due to an increase in service revenues, as discussed below. Revenues from equipment sales decreased slightly. Revenues for the quarter ended March 31, 2009 were $5,176,608, as compared to $4,955,174 for the quarter ended March 31, 2008. For the quarter ended March 31, 2009, the Corporation reported a net loss of $585,190 as compared with net loss of $923,490 for the similar period in the prior fiscal year. Revenues and earnings decreased in the nine month period ended March 31, 2009 as compared to the same period in the prior year, primarily due to an overall slowdown and a decrease in service revenues. Revenues for the nine months ended March 31, 2009 were $18,885,844 as compared with $21,237,566 for the same period in fiscal 2008, with a net loss of $1,765,607 for the nine-month period ended March 31, 2009, compared with net loss of $915,519 for the same period in the prior fiscal year.

The loss for the quarter ended March 31, 2009 was attributable to the decrease in equipment revenues, and a mix of lower margined service revenues. Revenues from equipment sales in both the March 31, 2009 quarter and nine-month period decreased slightly as compared to the same periods in fiscal 2008. In addition, the product mix for the 2009 periods discussed contained a lower amount of higher profit equipment, such as Voice over IP ("VoIP") systems. This was particularly true during the second quarter when sales were largely comprised of lower profit margin equipment. Management notes that the Corporation's higher profit margin staffing services, although not a material source of revenues, were also adversely impacted by the economic slowdown as hiring on either a permanent or temporary basis virtually ground to a halt. Service revenues increased during the March 2009 quarter over the prior year as a result of increased demand for services. The reduction in technical service revenues in the nine-month period ended March 31, 2009, particularly during the second fiscal quarter of fiscal 2009, was due to a number of factors, including an overall slowdown in new orders, an "on hold" status of several projects pending third party progress on the projects, and the completion of projects during the second quarter resulting in downtime of some technical personnel. Management notes that construction related delays are inherent in a number of projects because the Corporation's portion of the project cannot be performed until a specified amount of the construction has been completed and/or certain determinations made as to specifics of the project due to customer-originated change orders. These gaps are generally offset by new business. In addition, the Corporation absorbed expenses related to under-utilization of its technical staff during the slowdown, particularly during the second quarter. This is particularly significant regarding the compensation levels for the more highly skilled members of the staff, whose skills demand higher wages. Management believes that the slowdown is attributable to general economic conditions, as well as uncertainty of our governmental and educational clients regarding the proposed federal stimulus package. The stimulus package is expected to provide an influx of capital for these clients to use for programs such as security and first-responder technology. Once the funds have been implemented, these clients anticipate initiation of spending on these programs. During the quarter and nine month period ended March 31, 2009, spending on many of these projects was on hold awaiting funding parameters. These delays and reductions also impacted the profit margin on revenues from equipment sales because clients postponed purchases of higher profit margin equipment such as VoIP systems. As a result of these factors, although overall profit margins for the comparative March quarters remained at 14%, the nine month margins declined to 15% for the nine-month period ended March 31, 2009, as compared to 19% for the nine-month period in the prior year, primarily as a result of the reduced margins during the December 2008 quarter. The results for the nine-month period ended March 31, 2009 were significantly impacted by the results of the December quarter.

Despite the results reported herein, management is cautiously optimistic about the results for the remainder of fiscal 2009. Although revenues decreased as a result of the general slowdown in the economy and the budgetary constraints of state and municipal entities and educational clients within New Jersey, based upon orders received in the first quarter of calendar 2009, it appears that these constraints have lessened and our open orders have increased. Initial reaction to the federal stimulus plan indicates that the proposed stimulus package will infuse funds into public sector clients, including governmental and educational clients, and to clients in healthcare for products sold and supported by the Corporation. Requests for quotations have already been received, and have outpaced requests at this time last year, particularly with respect to the educational market. Management notes that recent changes instituted by the State of New Jersey modify the channels through which the State purchases IT equipment and services. As previously disclosed, in anticipation of these changes and their implementation, the State's purchasing during the past four quarters was significantly reduced. This was largely due to the extended process of negotiation of new contracts between the State and major IT manufacturers. During the March quarter, these contracts were finalized and executed. TransNet has been named by these manufacturers as an approved vendor for a significant number of IT, communication, and security products pursuant to these contracts. While no assurances can be given, management believes that the Corporation is well positioned for growth of its business under these contracts and that sales under these contracts will have a significant and positive impact on results during the second half of calendar 2009.

In light of the economic slowdown, the Corporation's clients restricted their IT budgetary spending and scrutinized their IT spending and the related returns on investments before incurring new expenses, often delaying purchases. This was particularly the case in the December 2008 quarter, as general economic conditions declined, credit tightened, and clients cut budgets. As a result, management has directed attention to new service offerings that take into account clients' cost constraints. Management believes that as a single source provider, the Corporation will be in a better position to satisfy client demands for cost-effectiveness and a suitable return on investment. The VoIP networks marketed by TransNet are designed with the capacity for "optimization" through the subsequent addition of layers of solutions, for example, physical security solutions. We are confident that our strategy of being an advanced solutions provider will result in future revenues from clients' optimization of already installed networks. In conjunction with these solutions, we note the technologies of the integration of voice, video, and data that provide clients with new levels of operating efficiencies.

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

To meet these competitive challenges and to maximize the Corporation's profit margin, management has modified its marketing strategy and has enforced expense controls. Management also utilizes approaches such as manufacturers' direct shipment and billing of the customers in exchange for payment to the Corporation of an "agency fee" as a means to reduce equipment related costs while increasing profits. These direct ship sales are an alternative to sales through traditional channels. Management's current marketing strategy is designed to shift its focus to provision of technical services and to sales of higher profit margin products related to service and support operations. Management's efforts include targeting commercial, educational, and governmental customers who provide marketplaces for a wide range of products and services at one time, a cost-effective approach to sales. These customers often do not have their own technical staffs and outsource their computer service requirements to companies such as TransNet. Management believes it maximizes profits through concentration on sales of higher profit margin systems and value-added applications; promotion of the Corporation's service and support operations; and strict adherence to cost cutting controls. In light of the above, management emphasizes and continues the aggressive pursuit of an increased volume of sales of VoIP systems, and related technical service and support programs, and has introduced new technical support programs offering a wide variety of alternatives of remote and on-site network support and monitoring. Management believes that product sales will continue to generate a significant percentage of the Company's revenues. In addition, the Corporation's buying agreement with Ingram Micro, Inc. enhances the Corporation's competitive edge through product discounts unavailable through other sources.

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

During the quarter ended March 31, 2009, selling, general and administrative expenses decreased to 25% from 33% of revenues for the comparative quarter in the prior year as a function of decreased expenses and revenues. Similarly, selling, general and administrative expenses for the nine-month period of fiscal 2009 increased to 24% from 23% of revenues for the comparative period in the prior year because of decreased revenues. Actual expenses decreased for both 2009 periods as the Corporation undertook a number of staff reductions, and implemented salary freezes, salary reductions, and other cost reduction programs. The results of these cost-saving measures will be realized more fully through the remainder of fiscal 2009 and forward. Management continues its efforts to control expenses, despite increasing personnel related costs, such as health benefits.

Interest income decreased in the quarter and nine-month period ended March 31, 2009 as compared to the comparative periods in fiscal 2008 as a result of lower interest rates and lower amounts invested. Interest expense decreased in the comparative periods of 2009 from those in 2008 due to decreased financing for working capital needs.

The effects of inflation on our operations were not significant during the periods presented.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

There are no material commitments of the Corporation's capital resources, other than leases, lines of credit, and employment contracts.

Cash and cash equivalents increased in the nine-month period ended March 31, 2009, partially as a result of decreased selling, general and administrative expenses. Cash levels continue to be impacted by the slow payment cycles of public sector clients. The Corporation has entered into a credit arrangement to assist in funding operations, as necessary. The borrowing is secured by certain of the Corporation's assets.

Accounts receivable decreased during the nine months ended March 31, 2009, due to reduced revenues. Although the Corporation continues to be impacted by the extended and slower payment cycles of governmental agencies, management has initiated vigorous efforts to expedite payments from the governmental bodies and is working to implement more favorable payment schedules where possible. Efforts during the period expedited some payments. Management notes that payment terms with governmental clients are usually dictated by the client.

Inventory increased for the nine-month period ended March 31, 2009 because of open orders at the end of the period. The increase in accounts payable in the nine-month period is directly attributable to the product orders placed near the end of the March quarter and purchases made outside our credit lines.

We require access to working capital from third party lines of credit and vendor credit to fund our day-to-day operations, particularly at the end of our fiscal quarters when demand for our products and services increase. In conjunction with the tightening of credit in the US economy, which has negatively impacted our access to credit, management has reviewed the Corporation's lines of credit and available vendor credit and has taken steps to obtain the most favorable credit arrangements available.

The Corporation currently finances the purchases of portions of its inventory through credit line arrangements with third-party lenders, under which certain of the Corporation's assets secure the financed purchases. The arrangements provide for specified interest free payment periods. The Corporation previously financed inventory purchases through a credit line with a finance company, with a maximum credit line of $2,500,000, which was terminated by the Corporation. In its place, management utilizes various vendor credit options, all of which provide the Corporation with more favorable payment terms than those available under the prior credit line. Outstanding balances under the credit line arrangements decreased in the nine-month period ended March 31, 2009 because purchases were made outside the credit line arrangement. Management believes that its currently available credit, although in the aggregate slightly less than the prior arrangement, will be sufficient to meets its requirements going forward. The unavailability of such credit going forward may have an adverse impact upon the operations of the Corporation.

For the fiscal quarter and nine months ended March 31, 2009, as in the similar periods in the prior year, the internal resources of the Corporation were sufficient to enable the Corporation to meet its obligations, including obligations under the above referenced credit facilities.


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

Revenue Recognition
-------------------

The Corporation's revenues are derived from both the sale of equipment and services provided to our customers. Revenues related to our equipment sales are recognized when evidence of an arrangement exists, delivery has occurred, the sales price is both fixed and determinable, and collectability is reasonably assured, in accordance with SEC Staff Accounting Bulletin No. 104 Topic 13.

Revenues related to services provided are recognized ratably over the term of the underlying customer contract or at the end of the contract when obligations have been satisfied, in accordance with SEC Staff Accounting Bulletin No. 104 Topic 13. For service performed on a time and materials basis, revenue is recognized upon performance.

The Corporation enters into revenue arrangements in which customers may purchase a combination of equipment and services (multiple-element arrangements). When vendor-specific objective evidence ("VSOE") of fair value exists for all elements, we allocate revenue to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when that element is sold separately. For services, VSOE of fair value is established by the rates charged when they are sold separately. For arrangements where VSOE of fair value exists only for the undelivered elements, we defer the full fair value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue, assuming all other criteria for revenue recognition have been met.

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

For the nine-month period ended March 31, 2009 and fiscal year ended June 30, 2008, the Corporation had no current or deferred income tax provision. Deferred taxes are based upon differences between the financial statement and tax basis of assets and liabilities and available net operating loss carryforwards. A full valuation allowance has been established due to the uncertainty about the realization of the deferred tax asset.


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

ITEM 4. CONTROL AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Corporation have concluded, based on their evaluation as of March 31, 2009, that the Corporation's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

                                     PART II
                                OTHER INFORMATION



ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        A. Exhibits -
           31.1 Certification required by Section 302
           31.2 Certification required by Section 302
           32 Certification required by Section 906

        B. Reports on Form 8-K -
           On February 19, 2009, TransNet Corporation filed a Form 8-K under
           Item 7.01.




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



DATE:  May 15, 2009