Form 10-K/A
period 2008-06-30
TRANSNET CORP
filed 2009-06-05
CIK 99313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          AMENDMENT NO. 1 TO FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from______________ to ______________

                          Commission File Number 0-8693

                              TransNet Corporation
                              --------------------
             (Exact name of registrant as specified in its charter)

               Delaware                              22-1892295
      --------------------------------------------------------------------
      (State or other jurisdiction of      (I.R.S. Employer Identification
       incorporation or organization)                  Number)

         45 Columbia Road, Branchburg, New Jersey    08876-3576
         ----------------------------------------    ----------
         (Address of principal executive offices)    (Zip Code)

         Registrant's telephone number, including area code 908-253-0500

        Securities registered pursuant to Section 12 (b) of the Act: NONE

          Securities registered pursuant to Section 12 (g) of the Act:
                          Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the registrant [1] has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and [2] has been subject to such filing requirements for the past ninety days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or in any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act)
Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) [ ] Yes [X] No

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
Item 8.      Financial Statements and Supplementary Data                    F-1
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

Calendar Year                                      Closing Sales Prices
-------------                                      --------------------
                                                     High         Low
                                                     ----         ---

2006
     Third Quarter                                   $1.42       $1.15
     Fourth Quarter                                   1.21        1.08

2007
     First Quarter                                   $1.31       $1.09
     Second Quarter                                   1.30        1.11
     Third Quarter                                    1.30        1.10
     Fourth Quarter                                   1.29        1.08

2008
     First Quarter                                   $1.19       $0.79
     Second Quarter                                   0.85        0.60

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

                               [PERFORMANCE GRAPH]

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
--------------------------------------------------------------------------------

                                                                Years Ended June 30,
------------------------------------------------------------------------------------------------------------
                                            2008          2007          2006          2005          2004
------------------------------------------------------------------------------------------------------------
STATEMENTS OF INCOME DATA
NET SALES:
   Equipment                            $15,832,463   $19,729,956   $21,024,838   $18,209,885   $15,636,812
   Services                              11,574,965    11,835,376    14,390,324    15,831,106    14,962,852
                                        --------------------------------------------------------------------
                                         27,407,428    31,565,332    35,415,162    34,040,991    30,599,664
                                        --------------------------------------------------------------------
COST OF SALES:
   Equipment                             14,497,141    17,405,209    19,083,778    16,948,499    14,112,956
   Services                               8,524,111     9,307,454    10,358,780    12,161,808    11,728,379
                                        --------------------------------------------------------------------
                                         23,021,252    26,712,663    29,442,558    29,110,307    25,841,335
                                        --------------------------------------------------------------------

GROSS PROFIT                              4,386,176     4,852,669     5,972,604     4,930,684     4,758,329
                                        --------------------------------------------------------------------

Selling, General & Administrative         6,583,772     6,268,995     7,031,498     6,788,239     5,957,851
Impairment of Goodwill                           --       (99,446)           --            --            --
                                        --------------------------------------------------------------------

Operating Income (Loss)                  (2,197,596)   (1,515,781)   (1,058,894)   (1,857,555)   (1,199,522)
                                        --------------------------------------------------------------------

Other Income (Loss)
   Interest Income                           50,943        80,824        47,605        52,074        69,973
   Interest Expense                         (67,942)      (24,897)       (2,060)           --            --
   Gain (Loss) on Disposal of Asset           1,550            --        15,224        (2,584)           --
                                        --------------------------------------------------------------------
Total Other Income (Loss)                                                              49,490        69,973

Income (Loss) before Income
   Tax Benefit (Expense)                 (2,213,045)   (1,459,854)     (998,125)   (1,808,065)   (1,129,549)
Income Tax Benefit (Expense)                     --       (86,600)           --       431,787            --
                                        --------------------------------------------------------------------

Net Income (Loss)                       $(2,213,045)  $(1,546,454)  $  (998,125)  $(1,376,278)  $(1,129,549)

Dividends Paid                                   --            --            --            --      (336,060)

Income (Loss) Per Common Share
- Basic and Diluted                           (0.46)        (0.32)        (0.21)        (0.29)        (0.24)

Weighted Average Shares
Outstanding - Basic and Diluted           4,823,304     4,823,304     4,823,304     4,818,304     4,779,973

BALANCE SHEET DATA
Working Capital                           4,702,177     6,771,748     8,985,003     8,983,510    10,657,957
Total Assets                              8,389,384     9,168,312    10,022,248    12,009,100    12,963,609
Long-Term Obligations                            --            --            --            --            --
Shareholders Equity                       5,178,034     7,391,079     8,937,533     9,935,658    11,296,536

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

      Service related revenues, a material portion of revenues, are significant in their contributions to net income because these operations yield a higher profit margin than equipment sales. Services during the past two fiscal years are comprised primarily of services related to the sale and implementation of VoIP networks. Services for 2006 included legacy services, which have declined in the past two years. These services include planning, design, configuration, installation and implementation, testing, and optimization. Revenues are also generated by a variety of support contracts for these networks. Under these agreements, TransNet's Support Center provides troubleshooting, diagnosis, and remedial services performed remotely by skilled system engineers, who will be dispatched to perform on-site repairs, if necessary. The agreements are for twelve months, and provide a range of guaranteed response time, based upon the client's specific response requirements or the nature of the outage. The availability of these services is determined by the client, from 24/7 to next business day. In addition, our system engineers and service technicians provide service and support on an on-call basis. As noted above, revenue resulting from contracts with corporate clients for the provision of service, support, outsourcing, and network integration has decreased in conjunction with the erosion of demand for these services as those services are moved offshore. The service contracts with a number of corporate and educational customers provide service and support for the customer's personal computers, peripherals, and networks. These contracts are short-term, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur.

      As noted above, certain support services are rendered for a specific project, such as a VoIP installation, rather than as contract based business, in which technical services are rendered for a specific period of time. Accordingly, the Corporation must rely more upon projects as a source of revenues. Industry changes have also diminished the demand for certain legacy support services, such as help desk, as demand for services such as those related to VoIP systems and call centers has increased. The Corporation has modified its service offerings in response to these industry fluctuations, and has recruited experienced and specially certified systems engineers and project managers to respond to increased VoIP projects.

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

IMPACT OF INFLATION

The effects of inflation on our operations were not significant during the periods presented.

CONTRACTUAL OBLIGATIONS

                                     Less than        1-3     4-5   More than
Contractual Obligations      Total    One year      Years   Years     5 Years
-----------------------   --------   ---------   --------   -----   ---------

Real Estate Lease         $494,947   $ 185,605   $309,342      --          --

Office Equipment          $ 27,661   $  10,437   $ 17,224      --          --

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

                                  MSPC
                                  Certified Public Accountants and Advisors,
                                  A Professional Corporation

Cranford, New Jersey
September 23, 2008

                       TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                              JUNE 30,
                                                                     ---------------------------
                                                                         2008           2007
                                                                     ------------   ------------
ASSETS:
CURRENT ASSETS:
   Cash and Cash Equivalents                                         $    314,618   $  2,462,442
   Restricted Cash                                                        837,010             --
   Accounts Receivable - Net                                            6,477,948       5,606,68
   Inventories - Net                                                      265,977        470,827
   Other Current Assets                                                    17,974          9,032
                                                                     ------------   ------------

   TOTAL CURRENT ASSETS                                                 7,913,527      8,548,981

PROPERTY AND EQUIPMENT - NET                                              271,695        435,787

OTHER ASSETS                                                              204,162        183,544
                                                                     ------------   ------------

   TOTAL ASSETS                                                      $  8,389,384   $  9,168,312
                                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:

   Accounts Payable                                                  $    845,579   $    741,993
   Accrued Expenses                                                       410,729        231,651
   Income Taxes Payable                                                        --          1,569
   Lines of Credit                                                      1,955,042        802,020
                                                                     ------------   ------------

   TOTAL CURRENT LIABILITIES                                            3,211,350      1,777,233
                                                                     ------------   ------------

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
                                                                     ============   ============

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                     YEARS ENDED
                                     ------------------------------------------
                                                      JUNE 30,
                                     ------------------------------------------
                                         2008           2007           2006
                                     ------------   ------------   ------------

REVENUE:
   Equipment                         $ 15,832,463   $ 19,729,956   $ 21,024,838

   Services                            11,574,965     11,835,376     14,390,324
                                     ------------   ------------   ------------

   TOTAL REVENUE                       27,407,428     31,565,332     35,415,162
                                     ------------   ------------   ------------

COST OF REVENUE:
   Equipment                           14,497,141     17,405,209     18,929,409

   Services                             8,524,111      9,307,454     10,513,149
                                     ------------   ------------   ------------

   TOTAL COST OF REVENUE               23,021,252     26,712,663     29,442,558
                                     ------------   ------------   ------------

   GROSS PROFIT                         4,386,176      4,852,669      5,972,604

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                             6,583,772      6,268,995      7,031,498

IMPAIRMENT OF GOODWILL                         --        (99,446)            --
                                     ------------   ------------   ------------

   OPERATING LOSS                      (2,197,596)    (1,515,781)    (1,058,894)

OTHER INCOME [LOSS]:
   Interest Income                         50,943         80,824         47,605

   Interest Expense                       (67,942)       (24,897)        (2,060)
   Gain on Disposal of Asset                1,550             --         15,224
                                     ------------   ------------   ------------

   LOSS BEFORE INCOME TAX BENEFIT
      [EXPENSE]                        (2,213,045)    (1,459,854)      (998,125)

INCOME TAX BENEFIT [EXPENSES]                  --        (86,600)            --
                                     ------------   ------------   ------------

   NET LOSS                          $ (2,213,045)  $ (1,546,454)  $   (998,125)
                                     ============   ============   ============

   BASIC AND DILUTED
      NET LOSS PER COMMON SHARE      $       (.46)  $       (.32)  $       (.21)
                                     ============   ============   ============

   WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING - BASIC               4,823,304      4,823,304      4,823,304
                                     ============   ============   ============

   WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING - DILUTED             4,823,304      4,823,304      4,823,304
                                     ============   ============   ============

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                         COMMON STOCK                                          TREASURY STOCK             TOTAL
                                   -----------------------     PAID-IN       RETAINED    -------------------------    STOCKHOLDERS'
                                     SHARES       AMOUNT       CAPITAL       EARNINGS       SHARES        AMOUNT         EQUITY
                                   ---------   -----------   -----------   -----------   -----------   -----------   --------------
BALANCE - JUNE 30, 2005            7,408,524        74,085    10,574,670     6,439,738    (2,585,220)   (7,152,835)       9,935,658

   Net Loss                               --            --            --      (998,125)           --            --         (998,125)
                                   ---------   -----------   -----------   -----------   -----------   -----------   --------------

BALANCE - JUNE 30, 2006            7,408,524        74,085    10,574,670     5,441,613    (2,585,220)   (7,152,835)       8,937,533

   Net Loss                               --            --            --    (1,546,454)           --            --       (1,546,454)
                                   ---------   -----------   -----------   -----------   -----------   -----------   --------------

BALANCE - JUNE 30, 2007            7,408,524        74,085    10,574,670     3,895,159    (2,585,220)   (7,152,835)       7,391,079

   Net Loss                               --            --            --    (2,213,045)           --            --       (2,213,045)
                                   ---------   -----------   -----------   -----------   -----------   -----------   --------------

BALANCE - JUNE 30, 2008            7,408,524   $    74,085   $10,574,670   $ 1,682,114    (2,585,220)  $(7,152,835)  $    5,178,034
                                   =========   ===========   ===========   ===========   ===========   ===========   ==============

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                  YEARS ENDED
                                                                    ---------------------------------------
                                                                                    JUNE 30,
                                                                    ---------------------------------------
                                                                        2008          2007          2006
                                                                    -----------   -----------   -----------
OPERATING ACTIVITIES:
   Net Loss                                                         $(2,213,045)  $(1,546,454)  $  (998,125)
                                                                    -----------   -----------   -----------

   Adjustments to Reconcile Net Loss to Net Cash Provided by
      Operating Activities:
      Depreciation and Amortization                                     233,252       222,105       250,847

      Gain on Sale of Equipment                                          (1,550)           --       (15,224)

      Provision for Doubtful Accounts                                    90,000      (153,472)       48,977

      Deferred Income Taxes                                                  --        86,471            --

      Inventory Reserve Adjustment                                       (3,000)      (10,000)           --

   Changes in Assets and Liabilities:
      [Increase] Decrease in:
         Restricted Cash                                               (837,010)           --            --
         Accounts Receivable                                           (961,268)   (2,014,682)       35,328

         Inventories                                                    207,850     1,040,868        77,658

         Other Current Assets                                            (8,942)       60,981        16,375

         Other Assets                                                   (21,621)       95,495       (18,734)

      Increase [Decrease] in:
         Accounts Payable and Accrued Expenses                          282,664       567,517      (344,625)

         Income Taxes Payable                                            (1,569)       (8,042)      (10,381)
                                                                    -----------   -----------   -----------

      Total Adjustments                                              (1,021,194)     (112,759)       40,221
                                                                    -----------   -----------   -----------

   NET CASH - OPERATING ACTIVITIES                                   (3,234,239)   (1,659,213)      (957,90
                                                                    -----------   -----------   -----------

INVESTING ACTIVITIES:

   Capital Expenditures                                                 (68,157)      (93,353)     (137,607)

   Proceeds from Sale of Asset                                            1,550            --        41,000
                                                                    -----------   -----------   -----------

   NET CASH - INVESTING ACTIVITIES                                      (66,607)      (93,353)      (96,607)
                                                                    -----------   -----------   -----------

FINANCING ACTIVITIES:
   Lines of Credit - Net                                              1,153,022       180,513      (663,398)
                                                                    -----------   -----------   -----------

   NET DECREASE IN CASH AND CASH EQUIVALENTS                         (2,147,824)   (1,572,053)   (1,717,909)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEARS                        2,462,442     4,034,495     5,752,404
                                                                    -----------   -----------   -----------

   CASH AND CASH EQUIVALENTS - END OF YEARS                         $   314,618   $ 2,462,442   $ 4,034,495
                                                                    ===========   ===========   ===========

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                  YEARS ENDED
                                                                    ---------------------------------------
                                                                                    JUNE 30,
                                                                    ---------------------------------------
                                                                        2008          2007          2006
                                                                    -----------   -----------   -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the years for:
      Interest                                                      $    62,932   $    24,897   $        --

      Income Taxes                                                  $        --   $        --   $        --

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

[3] INVENTORIES

Inventories consist of the following at June 30, 2008 and 2007:

                                            June 30,
                                   -------------------------
                                       2008          2007
                                   -----------   -----------

Product Inventory                  $   261,885   $   475,050
Service Parts                           11,092         5,777
Obsolescence Reserve                    (7,000)      (10,000)
                                   -----------   -----------

   TOTALS                          $   265,977   $   470,827
                                   ===========   ===========

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #4
--------------------------------------------------------------------------------

[4] PROPERTY, EQUIPMENT, DEPRECIATION AND AMORTIZATION

Property and equipment and accumulated depreciation and amortization as of June 30, 2008 and 2007 are as follows:

                                                         June 30,
                                               ---------------------------
                                                   2008           2007
                                               ------------   ------------

Automobiles                                    $    272,366   $    291,967
Office Equipment                                  2,251,769      2,190,487
Furniture and Fixtures                              344,009        344,009
Leasehold Improvements                              273,102        273,102
Computer Software                                   234,321        227,446
                                               ------------   ------------

Totals                                            3,375,567      3,327,011
Less: Accumulated Depreciation and
   Amortization                                   3,103,872      2,891,224
                                               ------------   ------------

   PROPERTY AND EQUIPMENT - NET                $    271,695   $    435,787
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

The following intangible assets and accumulated amortization as of June 30, 2008 and 2007 are included in other assets:

June 30, 2008:            Weighted
--------------            Average                                     Net of
                        Amortization                Accumulated     Accumulated
  Intangible Assets    Period [Years]      Cost     Amortization   Amortization
--------------------   --------------   ---------   ------------   ------------

Licenses                         20     $  20,000   $     19,833   $        167
                                        =========   ============   ============

June 30, 2007:            Weighted
--------------            Average                                     Net of
                        Amortization                Accumulated     Accumulated
  Intangible Assets    Period [Years]      Cost     Amortization   Amortization
--------------------   --------------   ---------   ------------   ------------

Licenses                         20     $  20,000   $     18,833   $      1,167
                                        =========   ============   ============

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #5
--------------------------------------------------------------------------------

[5] INTANGIBLE ASSETS [CONTINUED]

The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of June 30, 2008 is as follows:

Year ended
 June 30,
----------
   2009                     $     167
   2010                            --
   2011                            --
   2012                            --
   2013                            --
   Thereafter                      --
                            ---------

   TOTAL                    $     167
                            =========

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

The fixed annual base rent [exclusive of an annual cost of living adjustment and contingent usage charges] of the office, warehouse and equipment leases for the next five (5) years are as follows:

Year ended                                  Real         Office
 June 30,                                  Estate       Equipment
----------                              ------------   -----------

   2009                                 $    185,605   $    10,437
   2010                                      185,605        10,437
   2011                                      123,737         6,787
   2012                                           --            --
   2013                                           --            --
   Thereafter                                     --            --
                                        ------------   -----------

     TOTALS                             $    494,947   $    27,661
                                        ============   ===========

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

Years ended
  June 30,
-----------

   2009                                   $     480,000
   2010                                         480,000
   2011                                         480,000
   2012                                         480,000
   2013                                         480,000
   Thereafter                                        --
                                          -------------

   TOTAL                                  $   2,400,000
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

[7] INCOME TAXES

The provision for income taxes is summarized as follows:

                                                     Years ended
                                       ---------------------------------------
                                                       June 30,
                                       ---------------------------------------
                                           2008          2007          2006
                                       -----------   -----------   -----------

Current:
   Federal                             $        --   $        --   $        --
   State                                        --            --            --
                                       -----------   -----------   -----------

   Current Provision                            --            --            --
                                       -----------   -----------   -----------

Deferred:
   Federal                                      --        73,610            --
   State                                        --        12,990            --
                                       -----------   -----------   -----------

   Deferred Provision                           --        86,600            --
                                       -----------   -----------   -----------

   INCOME TAX [BENEFIT]                $        --   $    86,600   $        --
                                       ===========   ===========   ===========

The deferred tax asset and liability in the accompanying consolidated balance sheets include the following components:

                                                               June 30,
                                                     -------------------------
                                                         2008          2007
                                                     -----------   -----------

Net Operating Loss ["NOL"] Carry Forwards            $ 2,740,830   $ 2,022,382
Accounts Receivable Allowance                             43,844        49,839
Inventory Allowance                                        6,552        41,600
Inventory Capitalization                                   2,454         8,000
Depreciation and Amortization                                439       (14,007)
Other Temporary Differences                                6,762         6,792
                                                     -----------   -----------

Deferred Tax Assets - Current Portion                  2,800,881     2,114,606

Valuation Allowance                                   (2,800,881)   (2,114,606)
                                                     -----------   -----------

   NET DEFERRED TAX ASSET                            $        --   $        --
                                                     ===========   ===========

Deferred Tax Liabilities - Net of Current Portion:
   Depreciation and Amortization                     $        --   $        --
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

Year Ended
 June 30,
----------
   2024                                     $   780,000
   2025                                       1,670,000
   2026                                         915,000
   2027                                       1,490,000
   2028                                       2,000,000
                                            -----------

   TOTAL                                    $ 6,855,000
                                            ===========

For the years ended June 30, 2008 and 2007, the Company increased the valuation allowance on the deferred tax asset by $686,275 and $779,608, respectively.

The following is a reconciliation of income taxes at the U.S. statutory tax rate to the Company's effective income tax rate is as follows:

                                                             Years ended
                                                       -----------------------
                                                               June 30,
                                                       -----------------------
                                                        2008     2007     2006
                                                       -----    -----    -----

U.S. Statutory Rate Applied to Pretax Income           (35.0)%  (35.0)%  (35.0)%

State Taxes - Net of Federal Income Tax Benefit         (6.0)    (6.0)    (6.0)

Effect of Valuation Allowance Change                    41.0     47.4     41.0

Utilization of Net Operating Loss Carryback               --       --       --
                                                       -----    -----    -----

   INCOME TAX EXPENSE                                     --%     6.4%      --%
                                                       =====    =====    =====

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

Information related to stock options granted in connection with the Option Plan is as follows:

                                                            Option Plan
                                                   -----------------------------
                                                                     Weighted
                                                    Number of         Average
                                                      Shares      Exercise Price
                                                   -----------    --------------
Outstanding - July 1, 2005                             323,500               .92
   Granted                                                  --                --
   Exercised                                                --                --
   Forfeited/Canceled                                  (25,000)             1.41
                                                   -----------    --------------

   Outstanding - June 30, 2006                         298,500               .88

   Granted                                                  --                --
   Exercised                                                --                --
   Forfeited/Canceled                                   (1,000)             1.41
                                                   -----------    --------------

   Outstanding - June 30, 2007                         297,500               .88

   Granted                                                  --                --
   Exercised                                                --                --
   Forfeited/Canceled                                       --                --
                                                   -----------    --------------

   OUTSTANDING - JUNE 30, 2008                         297,500    $          .88
                                                   ===========    ==============

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #10
--------------------------------------------------------------------------------

[10] STOCKHOLDERS' RIGHTS PLAN AND 2000 STOCK OPTION PLAN [CONTINUED]

The following table summarizes information about stock options outstanding at June 30, 2008:

                           Options Outstanding             Options Exercisable
                  ------------------------------------   ----------------------
                                Weighted-
                                 Average     Weighted-                Weighted-
                                Remaining     Average                  Average
   Range of         Number     Contractual   Exercise      Number     Exercise
Exercise Prices   of Options      Life         Price     of Options     Price
---------------   ----------   -----------   ---------   ----------   ---------
      $.88          297,500        2.5          $.88       297,500       $.88

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

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #13
--------------------------------------------------------------------------------

[16] SELECTED QUARTERLY FINANCIAL DATA [UNAUDITED]

                                                    Three Months Ended
                         ---------------------------------------------------------
                         September 30,   December 31,    March 31,      June 30,     Fiscal Year
                              2007           2007           2008          2008           2008
                         -------------   ------------   -----------   ------------   ------------
Net Revenues             $   9,006,996   $  7,275,397   $ 4,955,174   $  6,169,861   $ 27,407,428
Gross Profit             $   1,687,672   $  1,669,207   $   713,032   $    316,265   $  4,386,176
Net Income [Loss]        $      31,894   $    (23,924)  $  (923,490)  $ (1,297,525)  $ (2,213,045)
Net Income [Loss] Per
   Common Share:
   Basic and Diluted     $         .01   $         --   $      (.19)  $       (.28)  $       (.46)

                                                    Three Months Ended
                         ---------------------------------------------------------
                         September 30,   December 31,    March 31,      June 30,     Fiscal Year
                              2006           2006           2007          2007           2007
                         -------------   ------------   -----------   ------------   ------------
Net Revenues             $   8,371,322   $  7,780,308   $ 6,731,842   $  8,681,860   $ 31,565,332
Gross Profit             $   1,601,323   $  1,162,970   $   959,728   $  1,128,648   $  4,852,669
Net Income [Loss]        $       7,730   $   (182,262)  $  (564,266)  $   (807,656)  $ (1,546,454)
Net Income [Loss] Per
   Common Share:
   Basic and Diluted     $         .00   $       (.04)  $      (.12)  $       (.16)  $       (.32)

                                                    Three Months Ended
                         ---------------------------------------------------------
                         September 30,   December 31,    March 31,      June 30,     Fiscal Year
                              2005           2005           2006          2006           2006
                         -------------   ------------   -----------   ------------   ------------
Net Revenues             $  11,081,859   $  8,504,034   $ 8,343,058   $  7,486,211   $ 35,415,162
Gross Profit             $   1,865,016   $  1,753,017   $ 1,767,148   $    587,423   $  5,972,604
Net Income [Loss]        $      78,481   $     52,298   $    27,881   $ (1,156,785)  $   (998,125)
Net Income [Loss] per
   Common Share:
   Basic & Diluted       $        0.02   $       0.01   $      0.01   $      (0.25)  $      (0.21)

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

                                     MSPC
                                     Certified Public Accountants and Advisors,
                                     A Professional Corporation

Cranford, New Jersey
September 23, 2008

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED JUNE 30, 2008, 2007 AND 2006
--------------------------------------------------------------------------------

                   (A)                          (B)          (C)           (D)           (E)

                                            BALANCE AT   CHARGED TO    DEDUCTIONS      BALANCE
                                             BEGINNING    COST AND    TO VALUATION     AT END
               DESCRIPTION                   OF PERIOD    EXPENSES      ACCOUNTS      OF PERIOD
-----------------------------------------   ----------   ----------   ------------   ----------
Year Ended June 30, 2008
   Allowance for Doubtful Accounts          $   25,000   $   90,000   $         --   $  115,000
   Deferred Tax Asset Valuation Allowance    2,114,606      686,275             --    2,800,881
   Inventory Reserve                            10,000           --         (3,000)       7,000
                                            ----------   ----------   ------------   ----------

   TOTALS                                   $2,149,606   $  776,275   $     (3,000)  $2,922,881
                                            ==========   ==========   ============   ==========

Year Ended June 30, 2007
   Allowance for Doubtful Accounts          $  178,472   $   60,000   $   (213,472)  $   25,000
   Deferred Tax Asset Valuation Allowance    1,334,998      779,608             --    2,114,606
   Inventory Reserve                            20,000           --        (10,000)      10,000
                                            ----------   ----------   ------------   ----------

   TOTALS                                   $1,533,470   $  839,608   $   (223,472)  $2,149,606
                                            ==========   ==========   ============   ==========

Year Ended June 30, 2006
   Allowance for Doubtful Accounts          $  129,500   $   60,000   $    (11,028)  $  178,472
   Deferred Tax Asset Valuation Allowance      808,918      526,080             --    1,334,998
   Inventory Reserve                            20,000           --             --       20,000
                                            ----------   ----------   ------------   ----------

   TOTALS                                   $  958,418   $  586,080   $    (11,028)  $1,533,470
                                            ==========   ==========   ============   ==========

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

                                                          Earle Kunzig, Chairman
                                                                Vincent Cusumano

                           SUMMARY COMPENSATION TABLE

     Name and Principal                                        All Other
          Position             Year   Salary (a)   Bonus   Compensation (b)       Total
----------------------------   ----   ----------   -----   ----------------     --------
Steven J. Wilk                 2008     $300,000    $  0            $17,189(c)  $317,189
President and Chief            2007     $300,000    $  0            $17,004(c)  $317,004
Executive Officer                                   $  0

Jay A. Smolyn                  2008     $180,000    $  0            $ 2,000(d)  $182,000
Vice President, Operations     2007     $180,000    $  0            $ 2,000(d)  $182,000

John J. Wilk                   2008     $ 85,000     N/A                   (e)  $ 85,000
Principal Financial  Officer   2007     $ 85,000     N/A                   (e)  $ 85,000

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

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                 Number of Securities   Number of Securities
                      Underlying             Underlying
                  Unexercised Options    Unexercised Options   Option Exercise   Option Expiration
Name                Exercisable (a)        Unexercisable            Price               Date
--------------   --------------------   --------------------   ---------------   -----------------
Steven J. Wilk          100,000                   -0-               $0.88            1/10/2011
Jay A. Smolyn            50,000                   -0-               $0.88            1/10/2011
 John J. Wilk            50,000                   -0-               $0.88            1/10/2011

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

                              DIRECTOR COMPENSATION

                   Fees Earned of Paid in
Name                        Cash            All Other Compensation    Total
----------------   ----------------------   ----------------------   ------
Vincent Cusumano           $5,000                     $0             $5,000
Earle Kunzig                5,000                     $0              5,000
Raymond J. Rekuc            5,000                     $0              5,000
John J. Wilk               $    0                     $0             $    0
Steven J. Wilk             $    0                     $0             $    0
Jay A. Smolyn              $    0                     $0             $    0
Susan M. Wilk              $    0                     $0             $    0

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH RELATED PERSONS

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

Name of Beneficial                         Amount of Shares         Percent of
Owner                                     Beneficially Owned           Class
------------------                       --------------------      ------------

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
Earle Kunzig (d)                                 20,000 (k)              * (e)
Raymond J. Rekuc (d)                              2,500 (l)              * (e)

All officers and directors
as a group (seven persons)                      970,550                18% (e)

----------
(a) Based upon a Schedule 13G/A filed by Anthony Chiarenza and Key Equity Investors, Inc. on January 2, 2008. The address for both is P.O. Box 604579, Bayside, New York 11360-4579.

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

ITEM  14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      The following table sets forth the aggregate fees billed to the Corporation by MSPC during fiscal 2008 and 2007.

                                                             2008       2007
                                                           --------   --------

      Audit Fees                                           $ 60,000   $ 57,500
      Audit Related Fees                                     22,500     16,000
      Tax Fees                                               12,000      7,500
      All Other Fees                                          9,000      9,000

      Total                                                $103,500   $ 90,000

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

      3. EXHIBITS

      o     23.1 Consent of Independent Public Accountant

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

10.5 Acquisition Agreement dated March 6,    Exhibit to Current Report on Form
1990 between TransNet and Selling            8-K for March 6, 1990
Stockholders of Round Valley Computer
Center, Inc.

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

      (22) Subsidiaries - The following table indicates the sole wholly-owned inactive subsidiary of TransNet Corporation and its state of incorporation.

      Name                                     State of Incorporation
      ------                                   ------------------------
      Century American Corporation             Delaware

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:                             TRANSNET CORPORATION

Date: June 3, 2009                      By /s/ Steven J. Wilk
                                        ---------------------------------
                                        Steven J. Wilk
                                        Chief Executive Officer

Date: June 3, 2009                      By /s/ John J. Wilk
                                        ---------------------------------
                                        John J. Wilk
                                        Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ Steven J. Wilk                   Date: June 3, 2009
-----------------------------------
       Steven J. Wilk, Director

By /s/ John J. Wilk                     Date: June 3, 2009
-----------------------------------
       John J. Wilk, Director

By /s/ Jay A. Smolyn                    Date: June 3, 2009
-----------------------------------
       Jay A. Smolyn, Director

By /s/ Raymond J. Rekuc                 Date: June 3, 2009
-----------------------------------
       Raymond J. Rekuc, Director

By /s/ Vincent Cusumano                 Date: June 3, 2009
-----------------------------------
       Vincent Cusumano, Director

By /s/ Earle Kunzig                     Date: June 3, 2009
-----------------------------------
       Earle Kunzig, Director

By /s/ Susan M. Wilk                    Date: June 3, 2009
-----------------------------------
       Susan M. Wilk, Director