Form 10-K
period 2009-06-30
TRANSNET CORP
filed 2009-09-28
CIK 99313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JUNE 30, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from___________________ to ___________________

                          Commission File Number 0-8693

                              TransNet Corporation
                              --------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                           22-1892295
      -----------------------------------------------------------------
      (State or other jurisdiction of      (I.R.S. Employer Identification
      incorporation or organization)                   Number)

         45 Columbia Road, Branchburg, New Jersey     08876-3576
         ----------------------------------------    -----------
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

Indicate by check mark whether the registrant [1] has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and [2] has been subject to such filing requirements for the past ninety days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or in any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act)
Large Accelerated Filer [ ] Accelerated Filer [ ]
Non-accelerated Filer [ ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) [ ] Yes [X] No

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant based upon the closing as of the last business day of the registrant's most recently completed second quarter was approximately $608,363.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
The number of shares of the registrant's common stock outstanding on September 22, 2009 was 4,823,304 shares (exclusive of Treasury shares).

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                        PART I
Item 1.       Business                                                       1
Item 1A.      Risk Factors                                                   7
Item 2.       Properties                                                     9
Item 3.       Legal Proceedings                                              9
Item 4.       Submission of Matters to a Vote of Security Holders            9

                                       PART II
Item 5.       Market for Registrant's Common Equity, Related Stockholder
                 Matters and Issuer Purchases of Equity Securities          10
Item 6.       Selected Financial Data                                       12
Item 7.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        13
Item 7A.      Quantitative and Qualitative Disclosures about Market Risk    18
Item 8.       Financial Statements and Supplementary Data                   18
Item 9.       Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                        19
Item 9A.      Controls and Procedures                                       19
Item 9B.      Other Information                                             20

                                       PART III
Item 10.      Directors, Executive Officers and Corporate Governance        21
Item 11.      Executive Compensation                                        23
Item 12.      Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters                 28
Item 13.      Certain Relationships and Related Transactions and
                 Director Independence                                      29
Item 14.      Principal Accountant Fees and Services                        30

                                       PART IV
Item 15.      Exhibits and Financial Statement Schedules                    31
Signatures                                                                  33

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

      Statements included in this Report that do not relate to present or historical conditions are "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in
Section 21F of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the corporation's plans, strategies, objectives, expectations, and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements made in the Form 10-K generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of our business and industry. Words such as "believes," "forecasts," "intends," "possible," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that a statement is not forward-looking. Among the important factors on which such statements are based are assumptions concerning the anticipated growth of the information technology industry, the continued need of current and prospective clients for the Corporation's products and services, the availability of qualified professional staff, and general economic conditions. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

INTRODUCTORY STATEMENT

      Throughout this Annual Report on Form 10-K, the terms "we," "us," and "our company," unless the context indicates otherwise, refers to TransNet Corporation and our wholly-owned subsidiary, Century American Corporation.

ITEM 1. BUSINESS

      TransNet Corporation ("TransNet" or the "Corporation") is a single-source provider of unified communication and information technology ("IT") products and solutions, and technology management services designed to enhance clients' return on investment in IT costs through enhancing the productivity and security of their information systems. Through its sales and service departments, TransNet provides IT products, technologies, solutions, and services for its customers throughout the entire "life cycle" of their IT systems by combining a wide array of value-added professional technical services with the sale of voice over internet protocol ("VoIP" or "IP") systems, hardware systems, network products, physical security solutions, wireless networks and communication products, computers, peripherals, and software. TransNet also provides IT staffing services and end-user training. TransNet was incorporated in the State of Delaware in 1969. As used herein, the term "Corporation" shall refer to TransNet and where the context requires, shall include TransNet and its wholly-owned subsidiary, Century American Corporation. Century American Corporation, formerly a leasing subsidiary, is currently inactive.

DESCRIPTION OF BUSINESS

      PRODUCTS, SOURCES, AND MARKETS: IT systems are critical to an organization's productivity and ability to compete. As a single-source unified communications and IT provider, the Corporation partners with its clients through all stages of the "life cycle" of the client's information system network, providing the best solution to meet each client's individual needs. Our sales and technical representatives meet with the client to understand the clients' goals and challenges, and perform a needs analysis, then plan, prepare, design, implement, operate, safeguard data, and optimize the networks as the clients needs evolve. The sale of IT equipment and related software for VoIP systems, network products, physical security solutions, wide-area networks ("WANs"), local area network ("LANs"), desktop and laptop computers, and video surveillance products accounted for a significant portion of the Corporation's revenues, accounting for 63% of revenue in fiscal 2009, and 58% and 63% of revenue in fiscal 2008 and fiscal 2007, respectively.

      TransNet provides cost-efficient and flexible IT solutions including a variety of networks, including VoIP systems, standard and wireless (indoor and outdoor) WANs and LANs. As part of its single source approach, the Corporation is a systems integrator, combining hardware and software products from different manufacturers into working systems for maximum flexibility. Equipment sold by TransNet includes network electronics, VoIP products, servers, monitors, computer hardware, printers, physical security systems and video surveillance equipment, and operating systems software. Most of the networks sold by TransNet are VoIP systems, which incorporate technological advances in the convergence of voice and data, as well as video and security solutions onto the network. VoIP systems provide great potential for expansion to incorporate various converged technologies to meet clients' IT needs with one network. The resulting efficiencies of operation and inherent ability to expand provide clients with the ability and flexibility to expand systems to meet specific requirements and as time and budgets allow.

      Because clients' IT needs and IT solutions are increasingly more sophisticated, and because technology develops at a rapid pace, TransNet keeps pace with these changes to ensure its ability to effectively deliver advanced solutions to our clients. To meet this demand, TransNet maintains strategic alliances with the industry's leading IT manufacturers. TransNet does not manufacture or produce any of the items it markets. We are currently an authorized reseller for Apple Computer, Inc. ("Apple"), Cisco Systems, Inc. ("Cisco") as a Cisco Silver Certified Partner, Dell, Inc., Hewlett-Packard as an HP Gold Provider, a State/Local Government Specialized Partner, Elite Education Partner (K-12 and higher education), IBM, IPcelerate, Inc. ("IPcelerate"), Lenovo, Lexmark International, Inc., McAfee, Inc., Microsoft as a Microsoft Gold Partner, NEC-Mitsubishi Electronic Display of America, Inc. ("NEC"),

Nortel Networks ("Nortel"), Novell, Inc. ("Novell") as a Novell Silver Partner, Smart Technologies, Symantec, Toshiba American Information Systems, Inc. ("Toshiba"), VMware, Inc., Websense, and 3COM. In addition to those manufacturers referenced above, we sell products manufactured by Citrix and Xerox/Tektronix, as well as video surveillance equipment manufactured by Bosch, and 9-1-1 emergency response and system management solutions manufactured by PlantCML. As a result of these alliances, combined with our expertise, we offer our clients a wide range of products and solutions to meet the diverse range of client needs. These alliances are subject to specified qualifications and may be terminated by either party.

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

      TransNet's strategy is to become a leading provider of advanced technologies. To continue its commitment to provide its clients with cutting-edge technology, and in keeping with this strategy, during fiscal 2009, we enhanced our unified communications offerings, an example of which is the addition of Cisco physical security products. The networks sold by TransNet allow for optimization through addition of new "layers" which incorporate new solutions converged on to an existing network. These layers may be selectively added in increments to existing networks based on specific client needs, budgets, and timeframes. While many of these solutions, such as the ones discussed below, have been evolving over the past few years, it is only recently that these technologies have evolved to the point of integration onto a VoIP system. One example is physical security solution suites for both public and commercial sites. The need and demand for these solutions has increased dramatically in recent years in the aftermath of public violence, and "situational awareness" is key. In addition to tie-ins to fire alarms and smoke detectors, these solutions, through video surveillance cameras, as well as personnel authentication and validations, monitor access to specific physical locations with advanced network-administered security controls focused upon intruder prevention and containment. These physical security solutions not only monitor and control access to locations under specified parameters that may be modified by the client with respect to day of the week and time of day, but because these solutions now operate on the client's VoIP network, they connect with the network's voice, data, and video applications to provide real-time notification of security breaches, and allow for instant messaging of first-responders and/or security forces, and/or to provide automatic physical security modifications in effected areas of a location, for example, restricting entrance or exits from a particular part of a building, or enhanced video surveillance to improve the clarity of videos from monitoring cameras. An added benefit may be obtained through the use of secure virtual private network ("VPN") access, whereby these systems allow monitoring of multiple areas without incurred expenses for multiple security teams. We believe these technologies hold great promise for educational facilities and emergency response clients, as well as having commercial applications.

      TransNet has obtained an advanced certification from Cisco to provide solutions specifically geared to emergency communications. These solutions run on a client's IP network and, in the event of an emergency, provide critical services to establish communication between non-interoperable radio systems, or to provide restoration of all telecommunication services in the event of a site evacuation - whether due to a natural or man-made disaster. Another example of TransNet's network optimization is the expansion of unified emergency communications technologies with the 9-1-1 emergency response call center solutions manufactured by PlantCML, which are designed to streamline the emergency response of municipal police departments and public safety provider clients.

      Other technologies marketed by TransNet include mesh-networking products which provide the expansion of networks, including wireless networks, into areas in which there is minimal data connectivity. Our product line includes active radio frequency identification ("RFID") products. RFID allows monitoring of specific units for tracking and/or loss prevention. These applications have proven themselves as cost-effective solutions for clients such as hospitals and those with large plants. These are some of the solutions marketed by TransNet that fulfill the promise of converged networks. Because these are emergent technologies, the sales of these new technologies did not account for a material source of revenues during fiscal 2009. We believe that these technologies will assume a greater market share in our performance going forward.

      The principal markets for the Corporation's products are commercial clients, including Fortune 500 companies and large to mid-size businesses, as well as federal, state, and local governmental agencies, and educational customers (K-12 through higher education) (collectively "Public Sector" clients). These markets are reached by direct sales conducted through our corporate sales departments based in our Branchburg, New Jersey headquarters. Our clients are located primarily in New Jersey, eastern Pennsylvania, and the New York City metropolitan area. TransNet also serves locations of its customers outside the region. Our sales staff is comprised of experienced sales professionals, who are provided with on-going manufacturer training and certification programs to ensure that our sales staff is technically proficient to meet our clients' demand for advanced technology solutions.

      Other than a small inventory of parts and supplies, the Corporation does not maintain a standard inventory, but orders product based upon orders received by its clients. Most products are sold pursuant to purchase orders. Larger orders may be governed by contracts that establish specified prices. Shipments are made from the Corporation's warehouse in Branchburg, New Jersey primarily through common carriers. In addition, in an effort to reduce costs, the Corporation utilizes a direct shipping program, through which product is shipped directly to our clients from the Corporation's suppliers. Backlogs of orders are generally immaterial, although the Corporation has experienced an increase in open orders during the first quarter of fiscal 2010.

      The marketing of IT products and related technical services is generally not seasonal in nature.

      TECHNICAL SUPPORT AND SERVICE: During the past year, our management continued its focus on marketing a wide array of sophisticated technical services in conjunction with equipment sales to its clients in order to maximize profits. Services are available for a variety of products marketed by the Corporation, and include system integration and design, preparing, implementing, testing, operating, supporting, and optimizing the networks we market. In addition, TransNet provides post-installation technical support and network monitoring services, authorized warranty service, help-desk services, call center support, and "break and fix" repair and maintenance services. Service operations are a significant source of revenues, comprising 37% of revenues in fiscal 2009, 42% of revenues in fiscal 2008, and 37% of revenues in fiscal 2007.

      TransNet's technical services are delivered by our staff of specially certified and trained systems engineers and technical representatives. Members of our technical staff hold a variety of specialized certifications and all receive on-going training and certification programs to keep pace with the demands of rapid technological development, and to obtain and maintain the requisite qualifications to provide unparalleled levels of service. As referenced above, TransNet maintains strategic alliances with the industry's leading manufacturers and we often work with these partners on specified networks. TransNet is an authorized service and support dealer for the following manufacturers: Apple, Cisco (Silver Certified Partner), Dell Inc., Hewlett Packard (as a Gold Partner), Lenovo, IPcelerate, Lexmark, Microsoft (as a Gold Partner), and Nortel.

      As IT systems have evolved, so has the need for sophisticated design and implementation services, as well as post-installation support services. Our clients require the assistance of an experienced, qualified IT solutions provider such as TransNet. Our technical representatives are a vital component of system planning and design, working closely with our sales staff and our clients to ensure the delivery and implementation of a system that addresses all of the clients IT needs, a process that involves determining each customer's standard hardware technology, application, and operating system software, and networking platform requirements. TransNet also offers post-installation training on the new system.

      As part of the implementation process, TransNet has the capability to provide in-house technical services to stage, configure, integrate, and test the products prior to delivery and installation at the client site. In addition to our project management team, our system engineers are deployed at client sites to implement networks. After installation, our technical representatives perform rigorous testing to ensure functionality.

      Post-installation, TransNet offers a variety of support contracts tailored to clients' support requirements to assure prompt response to network problems. Networks have become increasingly complex, the number of wireless networks has expanded, and the need for sophisticated services related to management and security of network operations and proper flow and security of data likewise has increased. In response, TransNet has incorporated network security management into its service offerings. TransNet utilizes an automated remote management system in our Support Center located in Branchburg, New Jersey to provide real-time monitoring of clients' networks, VoIP systems and network infrastructure and immediate detection of, and response to, network problems or failure, or breaches in network security. Detected problems are routed through our Support Center, and a technician is assigned to remedy the situation remotely if possible, or dispatched to the client site, if necessary. Regular diagnostic reports are generated, as well.

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

      IT STAFFING: TransNet provides a range of services to recruiting and source technical personnel to meet the specific short-term or long-term interim and permanent staffing needs of our clients. Because of its first-hand knowledge of the industry and the skills and experience required for IT positions, TransNet understands its clients' staffing needs. Recruiters with experience in our industry provide cost-effect services to locate and deliver qualified candidates. Our staffing activities are not a material source of revenues. Although these higher profit margin services increased during fiscal 2008, the economic downturn resulted in a decline in staffing activities during fiscal 2009. We have recently experienced an increase in staffing requests, and anticipate that this trend will continue as the national economy recovers.

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

      SUPPLIERS: TransNet purchases product directly from its suppliers. The Corporation reduces its costs for through buying arrangements with Ingram Micro, Inc., its principal supplier, and other industry suppliers. Under these arrangements, the Corporation is able to purchase equipment of various manufacturers at discounts and terms currently unavailable to it through other avenues. During fiscal 2009, the majority of the revenues generated by TransNet from product sales were attributable to products purchased from Ingram Micro, Inc. The balance of the Corporation's product line was purchased from Tech Data Corp., Synnex, and HP, from whom the Corporation purchases direct, as well as a variety of sources used on an as needed order basis. Management anticipates that Ingram Micro, Inc. will be a major supplier during fiscal 2010.

      CUSTOMERS: As mentioned above, TransNet's target markets are commercial and Public Sector customers. The majority of the Corporation's corporate customers are commercial users located in the New Jersey - New York City metropolitan area and eastern Pennsylvania.

      In both fiscal 2009 and 2008, no customer accounted for 10% or more of the Corporation's revenues. In fiscal 2007, one customer accounted for 10% of the Corporation's revenues.

      COMPETITION: The IT markets in which we operate are highly competitive and may be affected by rapid changes in technology and spending habits in both the business and institutional sectors. Technological advances occur rapidly in IT products and this increases the demand upon TransNet to quickly develop expertise in the new products to remain competitive.

      The Corporation is in direct competition with any business engaged in information technology management, specifically the sale and technical support and service of VoIP products, networks, personal computers, and related peripherals. Competitors include relatively small and highly specialized firms; businesses similar to TransNet; as well as some of the world's largest national and/or global telecommunication businesses, which possess substantially greater financial resources and substantially larger staffs, facilities and equipment. In addition, several IT manufacturers now sell directly to the end-users. More aggressive competition by these manufacturers could affect TransNet's ability to effectively compete in the market. Due to price reductions of IT products, pricing pressure is a constant competitive factor. The Corporation must lower its prices to remain competitive, resulting in lower profit margins. Businesses able to purchase in larger volume than TransNet have received higher discounts from manufacturers.

      TransNet competes on the basis of technical expertise in sales and support services, broad range of product offerings, and flexibility in design of customer specific solutions, performance, price, quality, reliability, brand, distribution, account relationships, customer service and support. Management believes that TransNet's understanding of customers' needs and its ability to combine competitive pricing with responsive and sophisticated support services allow it to compete effectively against a wide variety of alternative sales and distribution channels, including independent dealers, direct mail and telemarketing, superstores and direct sales by manufacturers (including some of its own suppliers). In a cost-effective marketing approach, the Corporation now targets larger customers with more diversified and more highly sophisticated product and technical support needs for its marketing efforts in order to sell a greater number and variety of products and services at one or a limited number of locations, thereby improving its gross profit margins.

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

      EMPLOYEES: As of September 15, 2009, the Corporation employed 103 full-time employees and 14 part-time employees. None of its employees are subject to collective bargaining agreements.

      INFORMATION: The Corporation files its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934 with the Securities and Exchange Commission. The public may read and copy any material filed with the Commission at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549, on office business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission (http://www.sec.gov). The Corporation's website is http://www.transnet.com.

ITEM 1A. RISK FACTORS

The following are risks related to our business:

OUR OPERATING RESULTS HAVE VARIED, AND MAY CONTINUE TO VARY. WE RECOGNIZED LOSSES FOR THE PAST THREE FISCAL YEARS.

      We incurred losses of approximately $2.7 million for fiscal 2009, $2.2 million for fiscal 2008, and $1.5 million for fiscal 2007. Our net losses may continue and our ability to return to profitability will be impacted by:

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

WE REQUIRE ACCESS TO WORKING CAPITAL AND VENDOR CREDIT TO FUND OUR DAY-TO-DAY OPERATIONS.

      We require access to working capital to fund our day-to-day operations, particularly at the end of our fiscal quarters when demand for our products and services increase. Termination of the arrangements or acceleration of payment due under these arrangements would have an adverse impact upon our financial condition.

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

      While no customer currently accounts for 10% or more of our revenues, our top ten clients account for a significant amount of our business. Although we anticipate our business to continue with these clients, the loss of a number of large clients could have an adverse impact on our Corporation's results of operations if that revenue stream was not replaced from alternative sources.

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

A PORTION OF OUR REVENUE COMES FROM GOVERNMENTAL CLIENTS.

      A portion of our revenue is derived from contracts with state and local governments and governmental agencies. Future statutes and/or regulations, and/or changes in purchasing methods or purchasing levels by these entities may affect future revenues and/or profitability of these contracts.

OUR INDUSTRY IS SUBJECT TO PRICING PRESSURES.

      Although we believe our pricing is competitive, certain of our competitors may offer more aggressive pricing to their customers, particularly in the current economic downturn. As we have previously reported, the IT industry is subject to price reductions, and we believe that the current economic conditions may intensify pricing pressure. As a result, we may have to lower prices to remain competitive, and reduced prices would require us to sell a higher volume of sales and services, and may have a negative effect upon our gross profit margins.

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

      The Corporation terminated its lease for shared office space from an unaffiliated third party in the suburban Philadelphia, Pennsylvania area during fiscal 2009.

      See Note [6][A] of the Notes to Consolidated Financial Statements with respect to the Corporation's commitments for leased facilities.

ITEM 3. LEGAL PROCEEDINGS

      The Corporation is not currently a party to any legal proceeding that it regards as material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

      On June 19, 2009, the Corporation held its annual meeting of shareholders for the purpose of considering and acting upon the election of two directors. At the meeting, the election of the nominated directors was approved.

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

Calendar Year                              Closing Sales Prices
-------------                              --------------------
                                           High            Low
                                           -----          -----

2007

       Third Quarter                        1.30           1.10
       Fourth Quarter                       1.29           1.08

2008

       First Quarter                       $1.19          $0.79
       Second Quarter                       0.85           0.60
       Third Quarter                        0.60           0.29
       Fourth Quarter                       0.36           0.14

2009

       First Quarter                       $0.26          $0.13
       Second Quarter                       0.22           0.14

      As of September 10, 2009, the number of shareholders of record of TransNet's common stock was 2,160. Such number of record owners was determined from the Company's shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

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

PERFORMANCE GRAPH

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
               Among TransNet Corporation, The Russell 2000 Index
                     And The RDG Technology Composite Index

            [THE DATA BELOW REPRESENTS A GRAPH IN THE PRINTED REPORT]

--------------------------------------------------------------------------------
                              6/04      6/05     6/06     6/07     6/08    6/09
--------------------------------------------------------------------------------
TransNet Corporation         100.00    95.48    80.65    83.87    38.71   14.19
Russell 2000                 100.00   109.45   125.40   146.01   122.36   91.76
RDG Technology Composite     100.00    96.22   101.42   125.45   113.19   92.48

* $100 invested on 6/30/04 in stock or index, including reinvestment of dividends. Fiscal year ending June 30.

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

----------------------------------------------------------------------------------------------------------------------
                                                 2009           2008           2007           2006           2005
----------------------------------------------------------------------------------------------------------------------
STATEMENTS OF INCOME DATA
NET SALES:
   Equipment                                 $ 15,190,823   $ 15,832,463   $ 19,729,956   $ 21,024,838   $ 18,209,885
   Services                                     8,951,664     11,574,965     11,835,376     14,390,324     15,831,106
                                             -------------------------------------------------------------------------
                                               24,142,487     27,407,428     31,565,332     35,415,162     34,040,991
                                             -------------------------------------------------------------------------
COST OF SALES:
   Equipment                                   13,559,527     14,497,141     17,405,209     19,083,778     16,948,499
   Services                                     7,426,305      8,524,111      9,307,454     10,358,780     12,161,808
                                             -------------------------------------------------------------------------
                                               21,025,832     23,021,252     26,712,663     29,442,558     29,110,307
                                             -------------------------------------------------------------------------

GROSS PROFIT                                    3,116,655      4,386,176      4,852,669      5,972,604      4,930,684
                                             -------------------------------------------------------------------------

Selling, General & Administrative               5,846,897      6,583,772      6,268,995      7,031,498      6,788,239
Impairment of Goodwill                                 --             --        (99,446)            --             --
                                             -------------------------------------------------------------------------

Operating Income (Loss)                        (2,730,242)    (2,197,596)    (1,515,781)    (1,058,894)    (1,857,555)
                                             -------------------------------------------------------------------------
Other Income (Loss)
   Interest Income                                 40,125         50,943         80,824         47,605         52,074
   Interest Expense                               (55,492)       (67,942)       (24,897)        (2,060)            --
   Gain (Loss) on Disposal of Asset                10,512          1,550             --         15,224         (2,584)
                                             -------------------------------------------------------------------------
Total Other Income (Loss)                                                                                      49,490

Income (Loss) before Income
   Tax Benefit (Expense)                       (2,735,097)    (2,213,045)    (1,459,854)      (998,125)    (1,808,065)
Income Tax Benefit (Expense)                           --             --        (86,600)            --        431,787
                                             -------------------------------------------------------------------------

Net Income (Loss)                            $ (2,735,097)  $ (2,213,045)  $ (1,546,454)  $   (998,125)  $ (1,376,278)

Income (Loss) Per Common Share
   - Basic and Diluted                              (0.57)         (0.46)         (0.32)         (0.21)         (0.29)

Weighted Average Shares
   Outstanding - Basic and Diluted              4,823,304      4,823,304      4,823,304      4,823,304      4,818,304

BALANCE SHEET DATA
Working Capital                                 2,105,492      4,702,177      6,771,748      8,985,003      8,983,510
Total Assets                                    7,521,035      8,389,384      9,168,312     10,022,248     12,009,100
Long-Term Obligations                                  --             --             --             --             --
Shareholders Equity                             2,442,937      5,178,034      7,391,079      8,937,533      9,935,658

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Revenues for the fiscal year ended June 30, 2009 were $24,142,487, as compared to $27,407,428 for fiscal 2008, and $31,565,332 for the fiscal year ended June 30, 2007. Revenues from both equipment sales and the provision of technical services decreased in fiscal 2009 primarily due to the slowdown resulting from the national recession. Revenues declined in fiscal 2008 and 2007 as a result of an overall decrease in business, primarily from Public Sector clients.

      Revenues from equipment sales in fiscal 2009 period decreased slightly as compared to the same periods in fiscal 2008 as a result of a slowdown in overall business. Equipment sales during fiscal 2009 included a lower amount of higher profit equipment, such as VoIP systems, resulting from the restriction on capital expenditures by many clients. This negatively impacted profit margins. Uncertainty of our Public Sector clients regarding the proposed federal stimulus package added to the slowdown while their projects were on hold pending funding parameters. Once fully implemented, the stimulus package is expected to provide an influx of capital for these clients to use for programs such as security and first-responder technology. In addition to the economic downturn, delays in orders were attributed to prolonged negotiations in connection with recent changes instituted by the State of New Jersey to modify the channels through which the State purchases IT equipment and services. As previously disclosed, in anticipation of these changes and their implementation, the State's purchasing during late fiscal 2008 and throughout fiscal 2009 was significantly reduced as extended process of negotiation of new contracts between the State and major IT manufacturers took place. During the third quarter of fiscal 2009, these contracts were finalized and executed. TransNet has been named by these manufacturers as an approved vendor for a significant number of IT, communication, and security products pursuant to these contracts. While no assurances can be given, management believes that the Corporation is well positioned for growth of its business under these contracts and that sales under these contracts will have a significant and positive impact on results during the first half of calendar 2010.

      Service revenues (technical support, repair and maintenance, network design and implementation, and training) were reduced in fiscal 2009 as the result of an overall slowdown in new orders, the recession-related "on hold" status of several projects pending third party progress on the projects, and the resulting downtime of some technical personnel. Construction related delays are typical in a number of projects because the Corporation's portion of the project cannot be performed until a specified amount of the construction has been completed and/or certain determinations made as to specifics of the project due to customer-originated change orders. These gaps are generally offset by new business, but in the current economic environment these offsets were significantly reduced due to delays and client budget constraints. As a result, the Corporation absorbed expenses related to under-utilization of its technical staff, particularly related to more highly compensation higher-skilled technical engineers. In addition, management notes that the Corporation's higher profit margin staffing services, although not a material source of revenues, were also adversely impacted by the economic slowdown as hiring on either a permanent or temporary basis virtually ground to a halt.

      Revenues for fiscal year 2008 decreased as compared to fiscal 2007 as a result of an overall slowdown in business. Revenues from equipment sales decreased, while service related revenues remained relatively constant. During fiscal 2007, the Corporation was impacted by erosion in business related to Fortune 500 customers as those customers enter into and/or expand business relationships with large global partners and transfer this business to overseas service providers, such as those in India.

Management believes that projects awarded to the Corporation replaced much of the reduced business, and believes its focus on higher margin services related to VoIP/IP Telephony and security will lead to continued growth and opportunities.

      For fiscal 2009, the Corporation reported a net loss of $2,735,097, as compared to a loss of $2,213,045 in 2008, and a net loss of $1,546,454 for fiscal 2007. The loss in 2009 was primarily due to the slowdown in business and delays in projects as a result of the economic downturn, combined with lower profit margin equipment sales and technical services. Management notes during the first quarter of fiscal 2010, the Corporation has an increased backlog of open orders as compared to the same period in the prior year. Although no assurance can be given, based upon the number of open sales orders, management believes that will return to profitability for the first two quarters of fiscal 2010.

      The loss in 2008 was attributable to decreased revenues and increased expenses, including selling, general and administrative expenses incurred to expand its sales force and the expertise of its technical staff. In additional to a material reduction in demand for the Corporation's legacy services during fiscal 2007, non-recurring expenses of $186,046 related to elimination of goodwill and deferred tax asset negatively affected earnings.

      During the fiscal years discussed, the Corporation performed under contract awards for VoIP products and services, the performance of which extended over several quarters, pending construction of the sites into which the systems will be installed and implemented. Management notes that some of these projects were affected by construction delays beyond the Corporation's control, and these delays resulted in some order backlogs. None of these delays had any significant impact upon the operations of the Corporation. During the fiscal years discussed, and particularly in fiscal 2009, the Corporation's clients continued to be conservative in their IT budgetary spending and to scrutinize budgets and returns on investments. As a result, management refocused its attention on utilization rates of its service technicians and monitoring selling and administrative expenses in an effort to contain expenses as much as possible.

      Management believes that future spending will be subject to specific criteria, but also believes that as single source provider, the Corporation is in a better position to satisfy client demands for cost-effectiveness and a suitable return on investment. The VoIP systems and solutions marketed by TransNet are designed with the capacity for "optimization" through the subsequent addition of layers of solutions, for example, security solutions, as discussed in Item 1, paving the way to future business from existing customers. We are confident that our strategy of being an advanced solutions provider will result in future revenues from clients' optimization of already installed networks, providing clients with greater operating efficiencies.

      Service related revenues, a material portion of revenues, are significant in their contributions to net income because these operations yield a higher profit margin than equipment sales. Services during the past three fiscal years have been comprised primarily of services including planning, design, configuration, installation and implementation, testing, and optimization, often related to the sale and implementation of VoIP networks. As previously reported, due to industry changes over the past few years, project work became the major source of service revenue generation, as legacy services diminished. The transition to project work is complete and the lower level of legacy services had no impact on the results of operations during the fiscal 2009 periods as compared to the prior years. Revenues are also generated by a variety of support contracts for these networks which provide service and support for the customer's personal computers, peripherals, and networks. These contracts are short-term, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur. Under these agreements, TransNet's Support Center provides troubleshooting, diagnosis, and remedial services performed remotely by skilled system engineers, who will be dispatched to perform on-site repairs, if necessary. The agreements are for twelve months or less. In addition, our system engineers and service technicians provide service and support on an on-call basis. Revenue resulting from contracts with corporate clients for the provision of service, support, outsourcing, and network integration has decreased in conjunction with the erosion of demand for these services as those services are moved offshore.

      In addition to the challenging economic environment, the IT industry experiences a continuing trend of decreasing prices of equipment. Management believes that this trend will continue. Industry-wide, the result of price erosion has been lower profit margins on sales, which require businesses to sell a greater volume of equipment to maintain past earning levels. Another result of the price decreases has been intensified competition within the industry, including the consolidation of businesses through merger or acquisition, as well as the increased initiation of sales by certain manufacturers directly to the end-user and the entrance of manufacturers into technical services business. Management believes that the adoption of policies by many larger corporate customers, which limit the number of vendors permitted to provide goods and services for specified periods of time, has further increased price competition.

      To meet these competitive challenges and to maximize the Corporation's profit margin, management has modified its marketing strategy and has taken steps to reduce expenses. Management also utilizes approaches such as manufacturers' direct shipment as a means to reduce equipment related overhead costs which increases profits. Management's current marketing strategy is designed to shift its focus to provision of technical services and to sales of lower revenue/higher profit margin products related to service and support operations. Management's efforts include targeting commercial and public sector customers who provide marketplaces for a wide range of products and services at one time, a cost-effective approach to sales. These customers often do not have their own technical staffs and outsource their computer service requirements to companies such as TransNet. In light of the above, management emphasizes and continues the aggressive pursuit of an increased volume of sales of VoIP systems, and related technical service and support programs, and has introduced new technical support programs offering a wide variety of alternatives of remote and on-site network support and monitoring. Management believes that product sales will continue to generate a significant percentage of the Company's revenues.

      The Corporation's performance is also impacted by other factors, many of which are not within its control. These factors include: general economic conditions; availability of credit; the short-term nature of client's commitments; patterns of capital spending by clients; the timing and size of new projects; pricing changes in response to competitive factors; the availability and related costs of qualified technical personnel; timing and customer acceptance of new product and service offerings; trends in IT outsourcing; product constraints; and industry conditions.

      During the fiscal year ended June 30, 2009, selling, general and administrative expenses, despite an actual decrease remained at 24% of revenues as a result of lower revenues. During the second half of fiscal 2009, management aggressively increased its efforts to reduce expenses and adjusted the allocation of personnel to increase the number of employees providing billable services. During fiscal 2008, selling, general and administrative expenses were 24% of revenues, in part due to the reduction in overall revenues, but primarily due to increased expenses related to the expansion of the Corporation's sales force and technical support staff to strengthen the expertise of its sales and support teams, their certifications, and improve corporate infrastructure. Management incurred these expenses as investments required to meet the demands of the current IT environment, and to lead to sustainable growth for the Corporation. Selling, general and administrative expenses were 20% of revenues in fiscal 2007. Management continues its efforts to control expenses, despite escalating personnel related costs, such as health benefits.

      Interest income for fiscal 2009 and 2008 decreased as compared to the respective prior years as a result of lower amounts invested and lower interest rates available.

LIQUIDITY AND CAPITAL RESOURCES

      There are no material commitments of the Corporation's capital resources, other than leases and employment contracts.

      Cash and cash equivalents increased in fiscal 2009, due in part to decreased selling, general and administrative expenses. Despite the increase, cash levels continue to be impacted by the slow payment cycles of Public Sector clients and extended payment cycles from some commercial clients as a result of the economic downturn. The Corporation has entered into vendor credit arrangements to assist in purchasing inventory and provide more flexibility with respect to cash. A portion of the vendor credit is secured by certain of the Corporation's assets.

      The amount of cash received from or used by operating activities will vary based on a number of business factors which may vary at different times, including terms of available financing from vendors, and slowdowns or upturns in our business or that of our customers. A decline in service revenues and/or a change in the proportion of service revenues to total revenues may impact operating cash flow as the bulk of the Corporation's service revenues are derived from billing of our technical staff's services. The cash outlay for the labor/payroll underlying these services is incurred on a semi-monthly basis. Billing is determined by timeframes set by our clients. Additionally, as referenced above, during fiscal 2009, the Corporation absorbed costs related to downtime of a portion of our technical staff which resulted from the slowdown of new business in conjunction with completion of existing projects.

      Accounts receivable decreased for fiscal 2009 due to reduced revenues and was offset by extended payment cycles of certain customers. Although the Corporation continues to be impacted by the extended and slower payment cycles of commercial customers and governmental agencies, management has initiated vigorous efforts to expedite payments from the governmental bodies and is working to implement more favorable payment schedules where possible. Management notes that payment terms with governmental clients are usually dictated by the client.

      Inventories remained relatively constant in fiscal 2009 as compared to fiscal 2008. The increase in accounts payable at the close of fiscal 2009 is attributable to the product orders placed near the end of the year and purchases made using vendor credit, which replaced lines of credit used in prior years.

      We require access to working capital from a third party line of credit and vendor credit to fund our day-to-day operations, particularly at the end of our fiscal quarters when demand for our products and services increase. We have made a concerted effort to improve our working capital position and implemented measures to reduce headcount, streamline operations, and manage costs in response to the impact of the recession. In conjunction with the tightening of credit in the US economy, which has negatively impacted our access to credit, management has reviewed the Corporation's line of credit and available vendor credit and has taken steps to obtain the most favorable credit arrangements available. The Corporation previously financed inventory purchases through a credit line with a finance company, with a maximum credit line of $2,500,000, which was terminated by the Corporation in fiscal 2009 because the modified terms were unfavorable. Another line of credit expired in the third quarter of fiscal 2009 and was not renewed. In their place, management utilizes various vendor credit options, all of which provide the Corporation with more favorable payment terms than those available under the prior credit line. Management believes that its currently available credit will be sufficient to meets its requirements going forward. The unavailability of such credit going forward may have an adverse impact upon the operations of the Corporation.

      For the fiscal year ended June 30, 2009, as in the prior years, the internal resources of the Corporation were sufficient to enable the Corporation to meet its obligations, including obligations under the above referenced credit facilities.

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

      For the fiscal years ended June 30, 2009 and June 30, 2008, the Corporation had no current or deferred income tax provision. Deferred taxes are based upon differences between the financial statement and tax basis of assets and liabilities and available net operating loss carryforwards. A full valuation allowance has been established due to the uncertainty about the realization of the deferred tax asset.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Attached.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of TransNet Corporation and Subsidiary
   Somerville, New Jersey

We have audited the consolidated balance sheets of TransNet Corporation and Subsidiary as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransNet Corporation and Subsidiary as of June 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles.

                                    MSPC
                                    Certified Public Accountants and Advisors,
                                    A Professional Corporation

Cranford, New Jersey
September 28, 2009

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                             JUNE 30,
                                                   -----------------------------
                                                        2009           2008
                                                   -------------   -------------
ASSETS:
CURRENT ASSETS:
   Cash and Cash Equivalents                       $   1,654,366   $    314,618

   Restricted Cash                                       863,621        837,010

   Accounts Receivable - Net                           4,392,995      6,477,948

   Inventories - Net                                     261,456        265,977

   Other Current Assets                                   11,152         17,974
                                                   -------------   ------------

   TOTAL CURRENT ASSETS                                7,183,590      7,913,527

PROPERTY AND EQUIPMENT - NET                             120,690        271,695

OTHER ASSETS                                             216,755        204,162
                                                   -------------   ------------

   TOTAL ASSETS                                    $   7,521,035   $  8,389,384
                                                   =============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:

   Accounts Payable                                $   3,481,381   $    845,579

   Accrued Expenses                                      403,181        353,443

   Unearned Revenue                                      365,442         57,286

   Lines of Credit                                       828,094      1,955,042
                                                   -------------   ------------

   TOTAL CURRENT LIABILITIES                           5,078,098      3,211,350
                                                   -------------   ------------

STOCKHOLDERS' EQUITY:

   Capital Stock - Common, $.01 Par Value,
      Authorized 15,000,000 Shares; Issued
      7,408,524 Shares at June 30, 2009 and
      7,408,524 at June 30, 2008 [of which
      2,585,220 are in Treasury at June 30,
      2009 and 2008]                                      74,085         74,085

   Additional Paid-in Capital                         10,574,670     10,574,670

   [Accumulated Deficit] Retained Earnings            (1,052,983)     1,682,114
                                                   -------------   ------------

   Totals                                              9,595,772     12,330,869

   Less: Treasury Stock - At Cost                     (7,152,835)    (7,152,835)
                                                   -------------   ------------

   TOTAL STOCKHOLDERS' EQUITY                          2,442,937      5,178,034
                                                   -------------   ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $   7,521,035   $  8,389,384
                                                   =============   ============

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                  YEARS ENDED
                                                ---------------------------------------------
                                                                    JUNE 30,
                                                ---------------------------------------------
                                                     2009           2008            2007
                                                -------------   -------------   -------------
REVENUE:
   Equipment                                    $  15,190,823   $  15,832,463   $  19,729,956

   Services                                         8,951,664      11,574,965      11,835,376
                                                -------------   -------------   -------------

   TOTAL REVENUE                                   24,142,487      27,407,428      31,565,332
                                                -------------   -------------   -------------

COST OF REVENUE:
   Equipment                                       13,599,527      14,497,141      17,405,209

   Services                                         7,426,305       8,524,111       9,307,454
                                                -------------   -------------   -------------

   TOTAL COST OF REVENUE                           21,025,832      23,021,252      26,712,663
                                                -------------   -------------   -------------

   GROSS PROFIT                                     3,116,655       4,386,176       4,852,669

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                         5,846,897       6,583,772       6,268,995

IMPAIRMENT OF GOODWILL                                     --              --         (99,446)
                                                -------------   -------------   -------------

   OPERATING LOSS                                  (2,730,242)     (2,197,596)     (1,515,781)

OTHER INCOME [LOSS]:
   Interest Income                                     40,125          50,943          80,824

   Interest Expense                                   (55,492)        (67,942)        (24,897)

   Gain on Disposal of Asset                           10,512           1,550              --
                                                -------------   -------------   -------------

   LOSS BEFORE INCOME TAX BENEFIT [EXPENSE]        (2,735,097)     (2,213,045)     (1,459,854)

INCOME TAX BENEFIT [EXPENSES]                              --              --         (86,600)
                                                -------------   -------------   -------------

   NET LOSS                                     $  (2,735,097)  $  (2,213,045)  $  (1,546,454)
                                                =============   =============   =============

   BASIC AND DILUTED
     NET LOSS PER COMMON SHARE                  $        (.57)  $        (.46)  $        (.32)
                                                =============   =============   =============

   WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC AND DILUTED                4,823,304       4,823,304       4,823,304
                                                =============   =============   =============

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                           RETAINED
                                     COMMON STOCK                          EARNINGS            TREASURY STOCK             TOTAL
                               ------------------------      PAID-IN     [ACCUMULATED   ---------------------------   STOCKHOLDERS'
                                  SHARES       AMOUNT        CAPITAL       DEFICIT]        SHARES         AMOUNT          EQUITY
                               -----------   ----------   ------------   ------------   ------------   ------------   -------------
BALANCE - JUNE 30, 2006          7,408,524   $   74,085   $ 10,574,670   $  5,441,613   $ (2,585,220)  $ (7,152,835)  $   8,937,533

   Net Loss                             --           --             --     (1,546,454)            --             --      (1,546,454)
                               -----------   ----------   ------------   ------------   ------------   ------------   -------------

BALANCE - JUNE 30, 2007          7,408,524       74,085     10,574,670      3,895,159     (2,585,220)    (7,152,835)      7,391,079

   Net Loss                             --           --             --     (2,213,045)            --             --      (2,213,045)
                               -----------   ----------   ------------   ------------   ------------   ------------   -------------

BALANCE - JUNE 30, 2008          7,408,524       74,085     10,574,670      1,682,114     (2,585,220)    (7,152,835)      5,178,034

   Net Loss                             --           --             --     (2,735,097)            --             --      (2,735,097)
                               -----------   ----------   ------------   ------------   ------------   ------------   -------------

BALANCE - JUNE 30, 2009          7,408,524   $   74,085   $ 10,574,670   $ (1,052,983)    (2,585,220)  $ (7,152,835)  $   2,442,937
                               ===========   ==========   ============   ============   ============   ============   =============

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                          YEARS ENDED
                                                          ------------------------------------------
                                                                            JUNE 30,
                                                          ------------------------------------------
                                                             2009            2008            2007
                                                          ------------   ------------   ------------
OPERATING ACTIVITIES:
   Net Loss                                               $ (2,735,097)  $ (2,213,045)  $ (1,546,454)
                                                          ------------   ------------   ------------

   Adjustments to Reconcile Net Loss to Net Cash
      Provided by Operating Activities:
      Depreciation and Amortization                            148,454        233,252        222,105

      Gain on Sale of Equipment                                (10,512)        (1,550)            --

      Provision for Doubtful Accounts                            5,000         90,000       (153,472)

      Deferred Income Taxes                                         --             --         86,471

      Inventory Reserve Adjustment                              (4,000)        (3,000)       (10,000)

   Changes in Assets and Liabilities:
      [Increase] Decrease in:
         Restricted Cash                                       (26,611)      (837,010)            --

         Accounts Receivable                                 2,079,953       (961,268)    (2,014,682)

         Inventories                                             8,521        207,850      1,040,868

         Other Current Assets                                    6,822         (8,942)        60,981

         Other Assets                                          (12,760)       (21,621)        95,495

      Increase [Decrease] in:
         Accounts Payable and Accrued Expenses               2,685,540        223,809        559,475

         Unearned Revenue                                      308,156         57,286             --
                                                          ------------   ------------   ------------

      Total Adjustments                                      5,188,563     (1,021,194)      (112,759)
                                                          ------------   ------------   ------------

   NET CASH - OPERATING ACTIVITIES                           2,453,466     (3,234,239)    (1,659,213)
                                                          ------------   ------------   ------------
INVESTING ACTIVITIES:
   Capital Expenditures                                        (21,770)       (68,157)       (93,353)

   Proceeds from Sale of Asset                                  35,000          1,550             --
                                                          ------------   ------------   ------------

   NET CASH - INVESTING ACTIVITIES                              13,230        (66,607)       (93,353)
                                                          ------------   ------------   ------------

FINANCING ACTIVITIES:
   Lines of Credit - Net                                    (1,126,948)     1,153,022        180,513
                                                          ------------   ------------   ------------

   NET INCREASE [DECREASE] IN CASH AND CASH EQUIVALENTS      1,339,748     (2,147,824)    (1,572,053)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEARS                 314,618      2,462,442      4,034,495
                                                          ------------   ------------   ------------

CASH AND CASH EQUIVALENTS - END OF YEARS                  $  1,654,366   $    314,618   $  2,462,442
                                                          ============   ============   ============

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                           YEARS ENDED
                                                          ------------------------------------------
                                                                            JUNE 30,
                                                          ------------------------------------------
                                                             2009            2008            2007
                                                          ------------   ------------   ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the years for:
      Interest                                            $     52,398   $     62,932   $     24,897

      Income Taxes                                        $         --   $         --   $         --

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

      During the fiscal year ended June 30, 2009, the Company traded-in an automobile with a book value of $24,488 in exchange for a trade-in value of approximately $26,000.

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[1] NATURE OF OPERATIONS

TransNet Corporation ("TransNet" or the "Corporation") is a single-source provider of unified communication and information technology ("IT") products and solutions, and technology management services designed to enhance clients' return on investment in IT costs through enhancing the productivity and security of their information systems. Through its sales and service departments, TransNet provides IT products, technologies, solutions, and services for its customers throughout the entire "life cycle" of their IT systems by combining a wide array of value-added professional technical services with the sale of VoIP systems, hardware systems, network products, wireless networks and communication products, computer peripherals, and software. TransNet was incorporated in the State of Delaware in 1969. As used herein, the term "Corporation" shall refer to TransNet and where the context requires shall include TransNet and its wholly-owned subsidiary, Century American Corporation. Century American Corporation, formerly a leasing subsidiary, is currently inactive.

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

[C] ACCOUNTS RECEIVABLE - Accounts receivable have been reduced by an allowance for doubtful accounts of $120,000 and $115,000 as of June 30, 2009 and 2008, respectively.

[D] INVENTORIES - The Company's inventory is valued at the lower of cost [determined on the moving average-cost basis] or market. Inventory has been reduced by an allowance of $3,000 and $7,000 at June 30, 2009 and 2008, respectively.

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

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #2
--------------------------------------------------------------------------------

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

[G] REVENUE RECOGNITION - The Corporation's revenues are derived from both the sale of equipment and services provided to customers. Revenues related to equipment sales are recognized when evidence of an arrangement exists, delivery has occurred, the sales price is both fixed and determinable, and collectability is reasonably assured, in accordance with SEC Staff Accounting Bulletin No. 104 Topic 13.

Revenues related to services provided are recognized ratably over the term of the underlying customer contract or at the end of the contract when obligations have been satisfied, in accordance with SEC Staff Accounting Bulletin No. 104 Topic 13. For service performed on a time and materials basis, revenue is recognized upon performance.

The Corporation also enters into revenue arrangements in which customers may purchase a combination of equipment and services (multiple-element arrangements). When vendor-specific objective evidence ("VSOE") of fair value exists for all elements, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when that element is sold separately. For services, VSOE of fair value is established by the amounts charged when they are sold separately. For arrangements where VSOE of fair value exists only for the undelivered elements, we defer the full fair value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue, assuming all other criteria for revenue recognition have been met.

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

[I] CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk of its customers establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is not significant. The Company places its cash with high credit financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risks. As of June 30, 2009, the Company had approximately $2,107,721 which is subject to such risk. The Company does not require collateral or other security to support financial instruments subject to credit risk.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #3
--------------------------------------------------------------------------------

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

[J] BUSINESS CONCENTRATIONS - The Company is engaged in the sale of and technical support, service, and technology management service of unified communication and information technology ["IT"] products and solutions, including Voice over IP ["VoIP"] systems, hardware systems, network products, physical security solutions, wireless networks and communication products, computers, printers, peripherals, and software, to commercial and public sector clients located primarily in the New Jersey, Eastern Pennsylvania, and the New York City Metropolitan area. The Company is currently an authorized dealer for several IT manufacturers including Apple, Cisco, Dell, Inc., Hewlett-Packard, IBM, Lenovo, Microsoft, NEC, Novell, Symantec, Toshiba, VMware, and Websense. If the Company were to lose any of its dealer authorizations or if it were to experience significant delays, interruptions, or reductions in its supply of hardware and software, the Company's revenues and profits could be adversely affected.

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

[N] IMPAIRMENT OF LONG LIVED ASSETS - Certain long-term assets of the Company are reviewed quarterly as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 144, "Accounting for the Impairment or disposal of Long-Lived Assets." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. For the three years ended June 30, 2009, the Company has not recognized an impairment of a long-lived asset.

[3] INVENTORIES

Inventories consist of the following at June 30, 2009 and 2008:

                                                               June 30,
                                                       ------------------------
                                                          2009          2008
                                                       ----------   -----------

Product Inventory                                      $  262,118   $   261,885
Service Parts                                               2,338        11,092
Obsolescence Reserve                                       (3,000)       (7,000)
                                                       ----------   -----------

  TOTALS                                               $  261,456   $   265,977
                                                       ==========   ===========

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #4
--------------------------------------------------------------------------------

[4] PROPERTY, EQUIPMENT, DEPRECIATION AND AMORTIZATION

Property and equipment and accumulated depreciation and amortization as of June 30, 2009 and 2008 are as follows:

                                                              June 30,
                                                       ------------------------
                                                          2009          2008
                                                       ----------   -----------
Automobiles                                          $    174,937   $    272,366
Office Equipment                                        2,263,950      2,251,769
Furniture and Fixtures                                    344,009        344,009
Leasehold Improvements                                    273,102        273,102
Computer Software                                         234,321        234,321
                                                     ------------   ------------

Totals                                                  3,290,319      3,375,567
Less: Accumulated Depreciation and Amortization         3,169,629      3,103,872
                                                     ------------   ------------

  PROPERTY AND EQUIPMENT - NET                       $    120,690   $    271,695
                                                     ============   ============

Total depreciation and amortization expense amounted to $148,454, $233,252 and $222,105 for the years ended June 30, 2009, 2008 and 2007, respectively.

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

The following intangible assets and accumulated amortization as of June 30, 2009 and 2008 are included in other assets:

JUNE 30, 2009:

                           Weighted
                            Average                                    Net of
                         Amortization                 Accumulated    Accumulated
  Intangible Assets     Period [Years]     Cost      Amortization   Amortization
-------------------     --------------   ---------   ------------   ------------

Licenses                      20         $  20,000   $     20,000   $         --
                                         =========   ============   ============

JUNE 30, 2008:

                           Weighted
                            Average                                    Net of
                         Amortization                 Accumulated    Accumulated
  Intangible Assets     Period [Years]     Cost      Amortization   Amortization
-------------------     --------------   ---------   ------------   ------------

Licenses                      20         $  20,000   $     19,833   $        167
                                         =========   ============   ============

For the years ended June 30, 2009, 2008 and 2007, amortization expense of intangible assets were $167, $1,000 and $1,000, respectively.

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

In addition to the annual base rent, the office and warehouse real estate lease requires the Company to pay for certain contingent expenses such as building maintenance, insurance and real estate taxes. Total contingent lease expenses were $120,177, $94,952 and $82,879 and for the years ended June 30, 2009, 2008 and 2007, respectively.

The Company maintains an operating lease for two pieces of office equipment that expires during 2011. Office equipment lease expense was $10,031, $12,885 and $17,304 for the years ended June 30, 2009, 2008 and 2007, respectively. In February 2009, the Company entered into an operating lease for an automobile used the President and Chief Executive Officer of the Corporation which expires during 2011. Automobile lease expense was $3,481 for the year ended June 30, 2009.

The fixed annual base rent [exclusive of an annual cost of living adjustment and contingent usage charges] of the office, warehouse and equipment leases for the next five (5) years are as follows:

Year ended                                     Real       Office
June 30,                                      Estate     Equipment   Automobile
----------                                  ----------   ---------   ----------

  2010                                      $  185,605   $  10,437   $    8,354
  2011                                         123,737       6,787        8,354
  2012                                              --          --        4,873
  2013                                              --          --           --
  2014                                              --          --           --
  Thereafter                                        --          --           --
                                            ----------   ---------   ----------

    TOTALS                                  $  309,342   $  17,224   $   21,581
                                            ==========   =========   ==========

Total rent expense was $185,605, $185,605 and $185,608 for the years ended June 30, 2009, 2008 and 2007, respectively.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #6
--------------------------------------------------------------------------------

[6] COMMITMENTS AND RELATED PARTY TRANSACTIONS [CONTINUED]

[B] EMPLOYMENT AGREEMENTS - The Company has entered into employment agreements with two officers of the Company which provide for salaries of $165,000 and $300,000 per annum, and expire in June 2013. The agreements provide for a "Performance Bonus" based on percentages from two (2) percent to six (6) percent applied to specified levels of the Company's pre-tax profits. No bonuses were paid for each of the three years ended June 30, 2009. During fiscal 2009, both officers voluntarily reduced current salary levels. Salary commitments under employment agreements for the next five fiscal years are as follows:

Years ended
 June 30,
-----------

   2010                                               $    465,000
   2011                                                    465,000
   2012                                                    465,000
   2013                                                    465,000
   2014                                                         --
   Thereafter                                                   --
                                                      ------------

   TOTAL                                              $  1,860,000
                                                      ============

In addition the employment agreements contain provisions providing that in the event of a hostile change of control of the company and resulting termination of the employees' employment prior to expiration of the agreement, the employees would be entitled to receive certain lump sum payments equal to the greater of 80% of the officer's then current salary or 80% of the prior year's gross wages including any performance bonus times the remaining years of the agreement.

[C] LINES OF CREDIT - The Company previously financed inventory purchases through a credit line with a finance company, which is secured by substantially all assets of the Company. During December 2008, the Corporation terminated this credit line; the outstanding borrowing under the credit line at June 30, 2008 was $1,074,055. The Company incurred $25,245 and $66,357 of interest expense related to the line of credit during the years ended June 30, 2009 and 2008, respectively.

On May 6, 2008 the Company entered into a discretionary inventory line of credit with a third party. This line of credit had a term of one year and was not renewed during 2009. Provisions in the agreement provide that the lender may at its sole discretion determine the maximum amount of financing which it elects to extend. The outstanding borrowing under the agreement at June 30, 2008 was $397,513. Payments on the line of credit are due currently and are interest free for a 60 day period. If not repaid in full, interest on the outstanding balance is calculated based on the actual number of days elapsed on the basis of a year consisting of 360 days at the per annum rate equal to the Prime Rate plus 2%. The Company has incurred no interest expense related to the line of credit during the fiscal year ended June 30, 2009 and 2008. The Prime Rate interest rate was 5.00% at June 30, 2008.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #7
--------------------------------------------------------------------------------

[6] COMMITMENTS AND RELATED PARTY TRANSACTIONS [CONTINUED]

[C] LOANS PAYABLE [CONTINUED] - On June 18, 2008 the Company entered into a line of credit with a third party, which is secured by the Company's certificate of deposit listed as restricted cash. As of June 30, 2009, the Company had a maximum credit line of $825,000, of which $0 was unused. The outstanding borrowing under the agreement at June 30, 2009 was $825,000. Payments on the line of credit are due upon the lender's demand, and the Company will pay regular monthly payments of all accrued unpaid interest due as of each payment date, beginning July 18, 2008. Interest shall be calculated from the date of each advance until repayment of each advance at a rate of 5.13% per annum. The Company has incurred $23,876 and $1,585 of interest expense related to this line of credit during the fiscal year ended June 30, 2009 and 2008, respectively.

[7] INCOME TAXES

The provision for income taxes is summarized as follows:

                                                           Years ended
                                                    ----------------------------
                                                             June 30,
                                                    ----------------------------
                                                      2009     2008       2007
                                                    -------   -------   --------
Current:
   Federal                                          $    --   $    --   $     --

   State                                                 --        --         --
                                                    -------   -------   --------

   Current Provision                                     --        --         --
                                                    -------   -------   --------
Deferred:
   Federal                                               --        --     73,610

   State                                                 --        --     12,990
                                                    -------   -------   --------

   Deferred Provision                                    --        --     86,600
                                                    -------   -------   --------

   INCOME TAX [BENEFIT]                             $    --   $    --   $ 86,600
                                                    =======   =======   ========

The deferred tax asset and liability in the accompanying consolidated balance sheets include the following components:

                                                               June 30,
                                                       ------------------------
                                                          2009          2008
                                                       ----------   -----------

Net Operating Loss ["NOL"] Carry Forwards             $ 3,851,981   $ 2,740,830
Accounts Receivable Allowance                              48,000        43,844
Inventory Allowance                                         6,347         6,552
Inventory Capitalization                                    1,200         2,454
Depreciation and Amortization                               3,260           439
Other Temporary Differences                                 6,762         6,762
                                                      -----------    ----------
Deferred Tax Assets - Current Portion                   3,917,550     2,800,881
Valuation Allowance                                    (3,917,550)   (2,800,881)
                                                      -----------   -----------
   NET DEFERRED TAX ASSET                             $        --   $        --
                                                      ===========   ===========
Deferred Tax Liabilities - Net of Current Portion:
   Depreciation and Amortization                      $        --   $        --
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

At June 30, 2009, the Company had approximately $9,555,000 of federal and state net operating losses with the following fiscal year expiration dates.

Year Ended
June 30,
----------
   2024                                   $    780,000
   2025                                      1,670,000
   2026                                        915,000
   2027                                      1,490,000
   2028                                      2,025,000
   2029                                      2,675,000
                                          ------------

   TOTAL                                  $  9,555,000
                                          ============

For the years ended June 30, 2009 and 2008, the Company increased the valuation allowance on the deferred tax asset by $1,116,669 and $686,275, respectively.

The following is a reconciliation of income taxes at the U.S. statutory tax rate to the Company's effective income tax rate is as follows:

                                                          Years ended
                                                 -----------------------------
                                                            June 30,
                                                 -----------------------------
                                                   2009       2008       2007
                                                 -------    -------    -------

U.S. Statutory Rate Applied to Pretax Income       (35.0)%    (35.0)%    (35.0)%

State Taxes - Net of Federal Income Tax Benefit     (6.0)      (6.0)      (6.0)

Effect of Valuation Allowance Change                41.0       41.0       47.4
                                                 -------    -------    -------

   INCOME TAX [BENEFIT] EXPENSE                       --%        --%       6.4%
                                                 =======    =======    =======

[8] EARNINGS PER SHARE

For each of the three years ended June 30, 2009, all common stock equivalents were considered anti-dilutive and not included in diluted earnings per share.

[9] DEFINED CONTRIBUTION PLANS

The Company adopted a defined contribution [401(k)] plan ["the Plan"] covering all eligible employees. Under the terms of the Plan, participating employees elect to contribute a portion of their salaries to the Plan. The Company matches up to a certain percentage of the employees' contribution. Expense for the years ended June 30, 2009, 2008 and 2007 was $31,862, $60,655 and $73,832,
respectively.

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

Information related to stock options granted in connection with the Option Plan is as follows:

                                                             Option Plan
                                                     ---------------------------
                                                                     Weighted
                                                     Number of       Average
                                                      Shares      Exercise Price
                                                     ---------    --------------

Outstanding - July 1, 2006                             298,500               .88

   Granted                                                  --                --
   Exercised                                                --                --
   Forfeited/Canceled                                   (1,000)             1.41
                                                     ---------    --------------

   Outstanding - June 30, 2007                         297,500               .88

   Granted                                                  --                --
   Exercised                                                --                --
   Forfeited/Canceled                                       --                --
                                                     ---------    --------------

   Outstanding - June 30, 2008                         297,500               .88

   Granted                                                  --                --
   Exercised                                                --                --
   Forfeited/Canceled                                       --                --
                                                     ---------    --------------

   OUTSTANDING - JUNE 30, 2009                         297,500    $          .88
                                                     =========    ==============

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #10
--------------------------------------------------------------------------------

[10] STOCKHOLDERS' RIGHTS PLAN AND 2000 STOCK OPTION PLAN [CONTINUED]

The following table summarizes information about stock options outstanding at June 30, 2009:

                                Options Outstanding             Options Exercisable
                        ------------------------------------   ----------------------
                                      Weighted-
                                       Average     Weighted-                Weighted-
                                      Remaining     Average                  Average
         Range of         Number     Contractual   Exercise      Number     Exercise
      Exercise Prices   of Options      Life         Price     of Options     Price
      ---------------   ----------   -----------   ---------   ----------   ---------
           $.88           297,500        1.5          $.88       297,500      $.88

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

[12] SIGNIFICANT CUSTOMERS

During the years ended June 30, 2009 and 2008, no customers accounted for 10% or more of our revenue. During the year ended June 30, 2007, one customer accounted for 10% of our revenues.

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

[13] BUYING AGREEMENT

During the year ended June 30, 2009, 2008 and 2007, the Company purchased approximately $8,900,000, $11,700,000 and $14,200,000 of hardware from one vendor at discounted prices under a buying agreement. Should the buying agreement be terminated, the Company may not be able to obtain purchases from another supplier at comparable terms.

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

Restricted cash represents the Company's certificate of deposit as discussed in Note [6][C].

The following table presents assets that are measured and recognized at fair value on a recurring basis.

   Description         Level 1    Level 2   Level 3   June 30, 2009
   -----------         -------    -------   -------   -------------

Restricted Cash       $ 863,621   $    --   $    --   $     863,621

[15] NEW AUTHORITATIVE PRONOUNCEMENTS

In May 2009, the FASB issued SFAS No. 165, SUBSEQUENT EVENTS, which establishes accounting standards for recognition and disclosure of events that occur after the balance sheet date but before financial statements are issued. These standards are essentially similar to current accounting principles with few exceptions that do not result in a change in general practice. This SFAS is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009.

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

In April 2009, the FASB issued FSP No. FAS 157-4, DETERMINING FAIR VALUE WHEN THE VOLUME AND LEVEL OF ACTIVITY FOR THE ASSET AND LIABILITY HAVE SIGNIFICANTLY DECREASED AND IDENTIFYING TRANSACTIONS THAT ARE NOT ORDERLY. This FSP amends FASB Statement No. 157, FAIR VALUE MEASUREMENTS to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. This FSP supersedes FSP No. FAS 157-3, DETERMINING THE FAIR VALUE OF A FINANCIAL ASSET WHEN THE MARKET FOR THAT ASSET IS NOT ACTIVE and requires additional disclosures about fair value measurements in annual and interim reporting periods. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009.

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

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification(TM) and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification(TM) ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparing financial statements in conformity with generally accepted accounting principles in the United States. Once effective, all guidance in the Codification will carry the same level of authority, and all future changes or additions to U.S. generally accepted accounting principles will be issued as Accounting Standards Updates. SFAS 168 does not make any changes to existing accounting guidance that will impact the Company's accounting and financial reporting. It is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #12
--------------------------------------------------------------------------------

[15] NEW AUTHORITATIVE PRONOUNCEMENTS [CONTINUED]

The Public Company Accounting Oversight Board voted on July 28, 2009 to adopt Auditing Standard No. 7, "Engagement Quality Review" ("EQR"), and to issue a Concept Release on requiring the engagement partner to sign the audit report. The EQR standard provides a framework for the engagement quality reviewer to objectively evaluate the significant judgments made and related conclusions reached by the engagement team in forming an overall conclusion about the engagement.

The Sarbanes-Oxley Act of 2002 directs the Board to include in its auditing standards a requirement that each registered public accounting firm "provide a concurring or second partner review and approval of [each] audit report (and other related information), and concurring approval in its issuance, by a qualified person (as prescribed by the Board) associated with the public accounting firm, other than the person in charge of the audit, or by an independent reviewer (as prescribed by the Board)."The Board initially proposed the auditing standard on February 26, 2008, and re-proposed it on March 4, 2009.

Auditing Standard No. 7 applies to all audit engagements, and engagements to review interim financial information, conducted pursuant to the standards of the PCAOB. The standard supersedes the Board's quality control standard, SECPS Requirements of Membership, Section 1000.08(f); 1000.39, Appendix E. The standard, if approved by the U.S. Securities and Exchange Commission (SEC), will become effective for both the EQR of audits and the EQR of interim reviews for fiscal years beginning on or after December 15, 2009.

Separately, the Board also is seeking comment on a Concept Release to consider the effects of a potential requirement for the engagement partner to sign the audit report. Any such requirement would be in addition to the existing requirement for the audit firm to sign its name on the audit report. The Board is seeking comment on the Concept Release for a 45-day period.

[16] SUBSEQUENT EVENTS

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (SFAS 165), which establishes accounting standards for recognition and disclosure of events that occur after the balance sheet date but before financial statements are issued. These standards are essentially similar to current accounting principles with few exceptions that do not result in a change in general practice. This SFAS is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. We adopted this pronouncement effective June 30, 2009, and the adoption of this new standard did not have a material effect on our consolidated financial position, results of operations or cash flows. We have evaluated subsequent events through September 28, 2009, the date the consolidated financial statements were issued.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #13
--------------------------------------------------------------------------------

[17] SELECTED QUARTERLY FINANCIAL DATA [UNAUDITED]

                                             Three Months Ended
                        ---------------------------------------------------------
                        September 30,   December 31,    March 31,      June 30,     Fiscal Year
                            2008            2008          2009           2009           2009
                        -------------   ------------   -----------   ------------   ------------
Net Revenues            $   8,565,265   $  5,143,972   $ 5,176,608   $  5,256,642   $ 24,142,487
Gross Profit            $   1,831,768   $    227,124   $   729,091   $    328,672   $  3,116,655
Net Income [Loss]       $      50,431   $ (1,230,774)  $  (585,190)  $   (969,564)  $ (2,735,097)
Net Income [Loss] Per
   Common Share:
   Basic and Diluted    $         .01   $       (.26)  $      (.12)  $       (.20)  $       (.57)

                                             Three Months Ended
                        ---------------------------------------------------------
                        September 30,   December 31,    March 31,      June 30,     Fiscal Year
                            2007            2007          2008           2008          2008
                        -------------   ------------   -----------   ------------   ------------
Net Revenues            $   9,006,996   $  7,275,397   $ 4,955,174   $  6,169,861   $ 27,407,428
Gross Profit            $   1,687,672   $  1,669,207   $   713,032   $    316,265   $  4,386,176
Net Income [Loss]       $      31,894   $    (23,924)  $  (923,490)  $ (1,297,525)  $ (2,213,045)
Net Income [Loss] Per
   Common Share:
   Basic and Diluted    $         .01   $         --   $      (.19)  $       (.28)  $       (.46)

                                             Three Months Ended
                        ---------------------------------------------------------
                        September 30,   December 31,    March 31,      June 30,     Fiscal Year
                            2006            2006          2007           2007          2007
                        -------------   ------------   -----------   ------------   ------------
Net Revenues            $   8,371,322   $  7,780,308   $ 6,731,842   $  8,681,860   $ 31,565,332
Gross Profit            $   1,601,323   $  1,162,970   $   959,728   $  1,128,648   $  4,852,669
Net Income [Loss]       $       7,730   $   (182,262)  $  (564,266)  $   (807,656)  $ (1,546,454)
Net Income [Loss] Per
   Common Share:
   Basic and Diluted    $         .00   $       (.04)  $      (.12)  $       (.16)  $       (.32)

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

Cranford, New Jersey
September 28, 2009

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED
JUNE 30, 2009, 2008 AND 2007
--------------------------------------------------------------------------------

                (a)                      (b)            (c)            (d)            (e)

                                      Balance At     Charged to     Deductions       Balance
                                      Beginning       Cost and     To Valuation      At End
          Description                 of Period       Expenses       Accounts       of Period
----------------------------------   ------------   ------------   ------------   -------------
Year Ended June 30, 2009
   Allowance for Doubtful Accounts   $    115,000   $     64,181   $    (59,181)  $     120,000
   Deferred Tax Asset Valuation
     Allowance                          2,800,881      1,116,669             --       3,917,550
   Inventory Reserve                        7,000             --         (4,000)          3,000
                                     ------------   ------------   ------------   -------------

   TOTALS                            $  2,922,881   $  1,180,850   $    (63,181)  $   4,040,550
                                     ============   ============   ============   =============

Year Ended June 30, 2008
   Allowance for Doubtful Accounts   $     25,000   $     90,000   $         --   $     115,000
   Deferred Tax Asset Valuation
     Allowance                          2,114,606        686,275             --       2,800,881
   Inventory Reserve                       10,000             --         (3,000)          7,000
                                     ------------   ------------   ------------   -------------

   TOTALS                            $  2,149,606   $    776,275   $     (3,000)  $   2,922,881
                                     ============   ============   ============   =============

Year Ended June 30, 2007
   Allowance for Doubtful Accounts   $    178,472   $     60,000   $   (213,472)  $      25,000
   Deferred Tax Asset Valuation
     Allowance                          1,334,998        779,608             --       2,114,606
   Inventory Reserve                       20,000             --        (10,000)         10,000
                                     ------------   ------------   ------------   -------------

   TOTALS                            $  1,533,470   $    839,608   $   (223,472)  $   2,149,606
                                     ============   ============   ============   =============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no disagreements on accounting and financial disclosure between the Corporation and its independent public accountants nor any change in the Corporation's accountants during the last fiscal year.

ITEM 9A. CONTROLS AND PROCEDURES

      The Chief Executive Officer and Chief Financial Officer of the Corporation have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of the end of the period covered by this annual report. Based on its evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, such controls and procedures were not effective.

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

ITEM 9A (T) CONTROLS AND PROCEDURES

      The Corporation's management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2009. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Corporation's system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Corporation's assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Corporation's management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Corporation's assets that could have a material effect on its financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

      Management performed an assessment of the effectiveness of the Corporation's internal control over financial reporting as of June 30, 2009 based upon criteria in Internal Control - Integrated Framework issued by COSO. Based on that assessment, management has concluded that its internal control over financial reporting was not effective as of June 30, 2009 based on the criteria in Internal Control - Integrated Framework issued by COSO.

      The Corporation's management identified the following deficiencies that would be considered a material weakness in our internal control over financial reporting as of June 30, 2009. A material weakness is a deficiency, or combination of deficiencies, that results in more than a reasonable possibility that a material misstatement in the Corporation's annual or interim financial statements will not be prevented or detected on a timely basis:

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

      There has been no change in the Corporation's internal control over financial reports during the last fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

ITEM 9 B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Corporation are as follows:

         Name                 Position
     ------------             ---------------
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

      JOHN J. WILK*, 81, was the President and Chief Executive Officer of TransNet since its inception in 1969 until May 1986, when he was elected as Chairman of the Board of Directors.

      STEVEN J. WILK*, 52, has been the President and Chief Executive Officer of TransNet since May 1986. He was elected as a director of TransNet in April 1989.

      JAY A. SMOLYN, 53, has been employed at TransNet since 1976 and in April 1985 became Vice President, Operations. He was elected as a director of TransNet in March 1990.

      VINCENT CUSUMANO, 73, has served as a director of TransNet since 1977. He is the President and Chief Executive Officer of Cusumano Perma-Rail Corporation of Roselle Park, New Jersey, distributors and installers of exterior iron railings.

      EARLE KUNZIG, 70, has served as a director of TransNet director since 1976. He was Vice President of Sales and a principal of Hardware Products Sales, Inc., Wayne, New Jersey, a broker of used computer equipment and provider of computer maintenance services.

      RAYMOND J. REKUC, 63, has served as a director of TransNet since 1983. He is the principal of Raymond J. Rekuc, Certified Public Accountant, an accounting firm located in Old Tappan, New Jersey. Mr. Rekuc is a member of the American Institute of Certified Public Accountants and the New Jersey Society of Certified Public Accountants.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Corporation pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, the Corporation believes that with respect to fiscal 2009, its officers, directors and beneficial owners of more than 10% of its equity timely complied with all applicable Section 16(a) filing requirements.

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

      The amount of base salary paid to the named executive officers during fiscal 2009 and 2008 is shown in the Summary Compensation Table below.

INCENTIVE BONUS

      The annual cash incentive bonus is designed to reward the executive officers for the achievement of performance objectives and corporate profits. The amounts of the bonus are determined by formulas set forth in the executive's employment agreement tied to the pre-tax profits of the Corporation.

      No bonuses were paid for fiscal 2009 or 2008.

OTHER BENEFITS

      TransNet maintains a 401(k) plan in which all full-time employees, including our named executive officers, who are at least 21 years of age and have at least three months of service, are eligible to participate. In 2009 and 2008, the Corporation contributed the amounts indicated in the Summary Compensation Table below, based upon formulas applicable to all participating employees. During fiscal 2009, the Corporation suspended its contributions to the plan.

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

      During fiscal 2009, Messrs. Wilk and Smolyn voluntarily lowered their cash compensation levels to assist the Corporation in cost reduction.

PERQUISITES

      Pursuant to their employment agreements, Steven J. Wilk and Jay A. Smolyn are each provided with the use of a company car for business purposes.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      No member of our Compensation committee is or was an officer of TransNet, nor had any relationship requiring disclosure under Item 13 of this Annual Report on Form 10-K. In addition, during fiscal 2009, there were no compensation committee interlocks.

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

                                                          Earle Kunzig, Chairman
                                                                Vincent Cusumano

                           SUMMARY COMPENSATION TABLE

Name and Principal                                        All Other
     Position            Year     Salary (a)   Bonus   Compensation (b)       Total
--------------------   --------   ----------   -----   ----------------    ----------
Steven J. Wilk             2009    $232,500      $0             $ 1,260(c)   $233,760
President and Chief        2008    $300,000      $0             $17,189(c)   $317,189
Executive Officer                                $0

Jay A. Smolyn              2009    $177,500      $0             $ 1,167(d)   $178,667
Vice President,            2008    $180,000      $0             $ 2,000(d)   $182,000
Operations

(a) Amounts in this column represent gross salary earned for the fiscal year ended June 30, 2009.

(b) Amounts in this column include payments made to the named officer's 401(k) plan, and expenses of the Corporation related to the use of the company car.

(c) Payments in this column include payment of $1,260 and $2,088 made to Mr. Wilk's 401(k) plan for the fiscal years 2009 and 2008, respectively. In fiscal 2009, the cost to the Corporation for Mr. Wilk's use of a Company car pursuant to his employment agreement did not exceed $10,000. In fiscal 2008, the cost of the use of a company car was $15,101, and was based upon the Corporation's depreciation cost of the car.

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

      No options were granted during fiscal 2009. None of our named executive officers exercised any stock options during the fiscal year ended June 30, 2009.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                    Number of Securities   Number of Securities
                         Underlying             Underlying
                    Unexercised Options     Unexercised Options   Option Exercise   Option Expiration
Name                   Exercisable (a)         Unexercisable           Price               Date
----                --------------------   --------------------   ---------------   -----------------
   Steven J. Wilk          100,000                 -0-                 $0.88            1/10/2011
   Jay A. Smolyn            50,000                 -0-                 $0.88            1/10/2011

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

      The payments that would be made to these officers if termination had occurred at June 30, 2009 would be as follows:

      Steven J. Wilk:

            o hostile change of control - election to either serve as a consultant for five years at $300,000 per year; or to elect a lump-sum payment of $960,000

            o termination by the Corporation of employment (other than for willful commission of criminal acts): election by Mr. Wilk to either serve as a consultant for two years at a salary of $300,000 per year; or elect a lump-sum payment of $480,000

      Jay A. Smolyn:

            o     hostile change of control - a lump-sum payment of $576,000

            o     termination by the Corporation without cause: $247,500

            o     termination by the Corporation with cause: $0

      Continuation of health benefits would be available under COBRA.

DIRECTOR COMPENSATION

      Directors who are salaried employees receive no additional compensation for services as a director or as a member of any committee of the board of directors. Directors who are not officers or employees of the Company receive an annual retainer of $5,000. Such directors do not receive additional fees for their service on a committee of the board of directors. During fiscal 2009, the Company paid an annual retainer fee of $5,000 to each of its three outside directors.

                              DIRECTOR COMPENSATION

                   Fees Earned of Paid in
Name                         Cash           All Other Compensation   Total
----               ----------------------   ----------------------   ------
Vincent Cusumano            $5,000                   $0              $5,000
Earle Kunzig                 5,000                   $0               5,000
Raymond J. Rekuc             5,000                   $0               5,000
John J. Wilk                $    0                   $0              $    0
Steven J. Wilk              $    0                   $0              $    0
Jay A. Smolyn               $    0                   $0              $    0
Susan M. Wilk               $    0                   $0              $    0

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH RELATED PERSONS

      Other than continuing the lease referenced below, during fiscal 2009, the Corporation did not enter into any transaction with related persons that would be required to be disclosed under this caption pursuant to Item 404(a) of Regulation S-K. See Item 13 for discussion of the lease by of the Corporation of its premises from an entity controlled by two officers and directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS AND STOCKHOLDINGS OF MANAGEMENT

      The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of September 15, 2009 by
(i) each holder known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's directors and named executed officers individually, and (iii) all directors and officers of the Company as a group.

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

Name of Beneficial            Amount of Shares     Percent of
Owner                        Beneficially Owned         Class
--------------------------   ------------------   -----------

Anthony Chiarenza (a)             440,350(b)        9.1%(c)
Kasaken Capital, LLC (d)          250,000           5.2%(c)

Steven J. Wilk (e)                496,350(g)        9.7%(f)
John J. Wilk (e)                  255,000(h)          5%(f)
Jay A. Smolyn (e)                 133,000(i)          3%(f)
Susan M. Wilk (e)                 108,200(j)          2%(f)
Vincent Cusumano (e)               15,000(k)           *(f)
Earle Kunzig (e)                   20,000(l)           *(f)
Raymond J. Rekuc (e)                2,500(m)           *(f)

All officers and directors      1,030,050          20.3%(f)
as a group (seven persons)

----------
(a) Based upon a Schedule 13G/A filed by Anthony Chiarenza and Key Equity Investors, Inc. on January 2, 2009. The address for both is P.O. Box 604579, Bayside, New York 11360-4579.

(b) Includes 353,200 shares of the Corporation's Common Stock held by Mr. Chiarenza, and 87,150 shares held by Key Equity Investors, Inc., of which Mr. Chiarenza is President, Chairman, and Chief Executive Officer. As a result of his positions, Mr. Chiarenza is deemed to have beneficial ownership of shares held by Key Equity Investors, Inc.

(c) Based on 4,823,304 shares of the Corporation's Common Stock outstanding as of June 30, 2009.

(d) Based on a Schedule 13G filed by Kasaken Capital, LLC on March 13, 2009. The address for Kasaken Capital, LLC is 55 Union Place, Summit, New Jersey 07901.

(e) The address of all officers and directors is 45 Columbia Road, Somerville, New Jersey 08876.

(f) Based on 4,823,304 shares of the Corporation's Common Stock outstanding, plus 262,500 shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days.

(g) Includes 100,000 shares that Mr. Wilk is entitled to purchase upon the exercise of incentive stock options. The options were granted on March 4, 2001 under the Corporation's 2000 Stock Option Plan. The exercise price is $0.88 per share.

(h) Includes 50,000 shares that Mr. Wilk is entitled to purchase upon the exercise of incentive stock options. The options were granted on March 4, 2001 under the Corporation's 2000 Stock Option Plan. The exercise price is $0.88 per share.

(i) Includes 50,000 shares that Mr. Smolyn is entitled to purchase upon the exercise of incentive stock options. The options were granted on March 4, 2001 under the Corporation's 2000 Stock Option Plan. The exercise price is $0.88 per share.

(j) Includes 30,000 shares that Ms. Wilk is entitled to purchase upon the exercise of incentive stock options. The options were granted on March 4, 2001 under the Corporation's 2000 Stock Option Plan. The exercise price is $0.88 per share.

(k) Includes 15,000 shares that Mr. Cusumano is entitled to purchase upon the exercise of incentive stock options. The options were granted on March 4, 2001 under the Corporation's 2000 Stock Option Plan. The exercise price is $0.88 per share.

(l) Includes 15,000 shares that Mr. Kunzig is entitled to purchase upon the exercise of incentive stock options. The options were granted on March 4, 2001 under the Corporation's 2000 Stock Option Plan. The exercise price is $0.88 per share.

(m) Includes 2,500 shares that Mr. Rekuc is entitled to purchase upon the exercise of incentive stock options. The options were granted on March 4, 2001 under the Corporation's 2000 Stock Option Plan. The exercise price is $0.88 per share.

* Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

      In December 2003, East Coast Property Management, LLC, ("East Coast"), a limited liability corporation owned by Steven J. Wilk and Jay A. Smolyn, executive officers and directors of the Corporation, purchased the property occupied by the Corporation and assumed the "net-net" lease held by the former owner. In April 2004, a lease was executed by East Coast and the Corporation. The annual rental payment made by the Corporation to East Coast in fiscal 2009 was $180,605, and will be $185,605 in 2010. See Footnote [6][A] to the Consolidated Financial Statements for additional information.

      During fiscal 2009, the Corporation did not enter into any transaction with related persons that would be required to be disclosed under this caption pursuant to Item 404(a) of Regulation S-K. It is the practice of the Corporation that its independent directors, who comprise its Audit Committee, are required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K). The transaction must then be approved by the disinterested members of the Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      The following table sets forth the aggregate fees billed to the Corporation by MSPC during fiscal 2009 and 2008.

                                   2009       2008
                                 --------   --------

      Audit Fees                 $ 62,000   $ 60,000
      Audit Related Fees           22,500     22,500
      Tax Fees                     13,000     12,000
      All Other Fees               11,500      9,000

      Total                      $109,000   $103,500

The audit committee pre-approves all audit and permissible non-audit services provided to the Corporation by MSPC. The non-audit services include audit-related services, tax services and other services.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.    FINANCIAL STATEMENTS

      o     Independent Auditor's Report.

      o     Consolidated Balance Sheets as of June 30, 2009 and June 30, 2008.

      o Consolidated Statements of Operations for the Years Ended June 30, 2009, 2008 and 2007.

      o Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2009, 2008 and 2007.

      o Consolidated Statements of Cash Flows for the Years Ended June 30, 2009, 2008 and 2007.

      o     Notes to Consolidated Financial Statements

      3.    EXHIBITS

      o     23.1 Consent of Independent Public Accountant

      o     31.1 Certification pursuant to Section 302

      o     31.2 Certification pursuant to Section 302

      o     32 Certifications pursuant to Section 906

      Exhibits                               Incorporated by Reference to
      --------                               ----------------------------
      3.1(a) Certificate of Incorporation,   Exhibit 3(A) to Registration Statement on
      as amended                             Form S-1 (File No. 2-42279)

      3.1(b) October 3, 1977 Amendment to    Exhibit 3(A) to Registration Statement on
      Certificate of Incorporation           Form S-1 (File No. 2-42279)

      3.1 (c) March 17, 1993 Amendment to
      Certificate of Incorporation

      3.2 (a) Amended By-Laws                Exhibit 3 to Annual Report on Form 10-K for
                                             year ended June 30, 1987

      3.2 (b) Article VII, Section 7 of      Exhibit to Current Report on Form 8-K for
      the By-Laws, as amended                January 25, 1990

      4.1 Specimen Common Stock              Exhibit 4(A) to Registration Statement on
      Certificate                            Form S-1 (File No. 2-42279)

      10.1 March 1, 1991 lease agreement     Exhibit 10.1 to Annual Report on Form 10-K
      between W. Realty and the              for year ended June 30, 1991
      Corporation for premises at 45
      Columbia Road, Somerville
      (Branchburg), New Jersey

      10.2 February 1, 1996 amendment to     Exhibit 10.2 to Annual Report on Form 10-K
      Lease Agreement between W. Realty      for year ended June 30, 1996
      and the Corporation for premises at
      45 Columbia Road, Somerville, New
      Jersey

      10.3 Employment Agreements extended    Exhibit 10.3 to Annual Report on Form 10-K
      to June 30, 2013 with Steven J. Wilk   for year ended June 30, 2001
      and Jay A. Smolyn

      Exhibits                               Incorporated by Reference to
      --------                               ----------------------------
      10.4 Form of Rights Agreement dated    Exhibit to Current Report on Form 8-K for
      as of February 6, 1990 between         January 25, 1990
      TransNet and The Trust Company of
      New Jersey, as Rights Agent

      10.5 Acquisition Agreement dated       Exhibit to Current Report on Form 8-K for
      March 6, 1990 between TransNet and     March 6, 1990
      Selling Stockholders of Round Valley
      Computer Center, Inc.

      10.6 Lease between TransNet            Exhibit 10.6 to Annual Report on Form 10-K
      Corporation and East Coast             for year ended June 30, 2004
      Management, LLC

      14 Code of Ethics                      Exhibit 14 to Annual Report on Form 10-K for
                                             year ended June 30, 2004

(b)   REPORTS ON FORM 8-K

      On May 18, 2009, TransNet Corporation filed a Form 8-K on Item 7 to report that it issued a press release announcing the results of the third quarter and nine-month period ended March 31, 2009.

      On June 11, 2009, TransNet Corporation filed a Form 8-K on Item 7 to announce the Corporation's stock repurchase plan.

      On June 18, 2009, TransNet Corporation filed a Form 8-K on Item 7 to announce its forecast for the first half of fiscal 2010.

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

REGISTRANT:                              TRANSNET CORPORATION

Date: September 28, 2009                 By /s/ Steven J. Wilk
                                         ---------------------------------------
                                         Steven J. Wilk
                                         Chief Executive Officer

Date: September 28, 2009                 By /s/ John J. Wilk
                                         ---------------------------------------
                                         John J. Wilk
                                         Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ Steven J. Wilk                    Date:  September 28, 2009
-------------------------------------
       Steven J. Wilk, Director

By /s/ John J. Wilk                      Date:  September 28, 2009
-------------------------------------
       John J. Wilk, Director

By /s/ Jay A. Smolyn                     Date:  September 28, 2009
-------------------------------------
       Jay A. Smolyn, Director

By /s/ Raymond J. Rekuc                  Date:  September 28, 2009
-------------------------------------
       Raymond J. Rekuc, Director

By /s/ Vincent Cusumano                  Date:  September 28, 2009
-------------------------------------
       Vincent Cusumano, Director

By /s/ Earle Kunzig                      Date:  September 28, 2009
-------------------------------------
       Earle Kunzig, Director

By /s/ Susan M. Wilk                     Date:  September 28, 2009
-------------------------------------
       Susan M. Wilk, Director