Form 10-Q
period 2009-09-30
TRANSNET CORP
filed 2009-11-16
CIK 99313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
                               ------------------

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to _________________

Commission File No. 0-8693
                    ---------

                              TRANSNET CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                 22-1892295
------------------------------------    ----------------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

45 Columbia Road, Somerville, New Jersey               08876-3576
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

Registrant's Telephone Number, Including Area Code:    908-253-0500
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

                                                                  Yes [X] No [ ]

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 5, 2009: 4,823,304.

                              TRANSNET CORPORATION
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION

      Consolidated Balance Sheets
         September 30, 2009 (unaudited) and June 30, 2009                  1

      Consolidated Statements of Operations (unaudited)
         Three Months Ended September 30, 2009 and 2008                    2

      Consolidated Statements of Cash Flows (unaudited)
         Three Months Ended September 30, 2009 and 2008                    3

      Notes to Consolidated Financial Statements                           4

   Item 2.  Management's Discussion and Analysis                           9

   Item 4.  Controls and Procedures                                       14

PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                              15

   Signatures                                                             15
   Certifications                                                         16

                                       i.

                       TRANSNET CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                  September 30,       June 30,
                                                                                       2009             2009
                                                                                  -------------    -------------
                                                                                   (unaudited)
ASSETS:
CURRENT ASSETS
Cash and Cash Equivalents                                                         $     564,155    $   1,654,366
Restricted Cash                                                                         866,762          863,621
Accounts Receivable - Net                                                             3,478,863        4,392,995
Inventories - Net                                                                       413,093          261,456
Other Current Assets                                                                     63,473           11,152
                                                                                  -------------    -------------

TOTAL CURRENT ASSETS                                                              $   5,386,346    $   7,183,590

PROPERTY AND EQUIPMENT - NET                                                            115,102          120,690

OTHER ASSETS                                                                            216,755          216,755
                                                                                  -------------    -------------

TOTAL ASSETS                                                                      $   5,718,203    $   7,521,035
                                                                                  =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts Payable                                                                  $   2,020,750    $   3,481,381
Accrued Expenses                                                                        420,403          403,181
Unearned Revenue                                                                        232,051          365,442
Line of Credit                                                                          500,000          828,094
                                                                                  -------------    -------------

TOTAL CURRENT LIABILITIES                                                         $   3,173,204    $   5,078,098
                                                                                  -------------    -------------

STOCKHOLDERS' EQUITY:

Capital Stock - Common, $.01 Par Value, Authorized 15,000,000 Shares;
   Issued 7,408,524 at September 30, 2009 and June 30, 2009
   [of which 2,585,220 are in Treasury at September 30, 2009 and June 30, 2009]          74,085           74,085

Additional Paid-in Capital                                                           10,574,670       10,574,670

Accumulated Deficit                                                                    (950,921)      (1,052,983)
                                                                                  -------------    -------------

Total                                                                                 9,697,834        9,595,772
Less: Treasury Stock - At Cost                                                       (7,152,835)      (7,152,835)
                                                                                  -------------    -------------

TOTAL STOCKHOLDERS' EQUITY                                                            2,544,999        2,442,937
                                                                                  -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $   5,718,203    $   7,521,035
                                                                                  =============    =============

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               THREE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------
                                                    2009              2008
                                               --------------    --------------

REVENUE
Equipment                                      $    3,402,561    $    5,928,328
Services                                            2,462,388         2,636,937
                                               --------------    --------------

Total Revenue:                                 $    5,864,949    $    8,565,265
                                               --------------    --------------

COST OF REVENUE
Equipment                                           2,761,807         4,984,605
Services                                            1,706,805         1,748,892
                                               --------------    --------------

Total Cost of Revenue                               4,468,612         6,733,497
                                               --------------    --------------

Gross Profit                                        1,396,337         1,831,768

Selling, General and Administrative Expenses        1,291,546         1,766,151
                                               --------------    --------------

Operating Income                                      104,791            65,617
                                               --------------    --------------

OTHER INCOME (EXPENSE):
Interest Income                                         3,724             6,669
Interest Expense                                       (6,453)          (21,855)
                                               --------------    --------------

Net Income                                     $      102,062    $       50,431
                                               ==============    ==============

Basic and Diluted Net Income Per Common
   Share                                       $         0.02    $         0.01
                                               ==============    ==============

Weighted Average Common Shares Outstanding -
   Basic and Diluted                                4,823,304         4,823,304
                                               ==============    ==============

See Notes to Consolidated Financial Statements.

                      TRANSNET CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                               THREE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------
                                                    2009              2008
                                               --------------    --------------

OPERATING ACTIVITIES:
Net Income                                     $      102,062    $       50,431
                                               --------------    --------------
Adjustments to Reconcile Net Income to
   Net Cash:
Depreciation and Amortization                          20,176            37,339
Provision for Doubtful Accounts                       (82,823)               --

Changes in Assets and Liabilities:
(Increase) Decrease in:
Restricted Cash                                        (3,141)           (6,629)
Accounts Receivable                                   996,955           135,046
Inventory                                            (151,636)          (59,968)
Other Current Assets                                  (52,321)          (55,001)
Other Assets                                               --            (1,151)

Increase (Decrease) in:
Accounts Payable and Accrued Expenses              (1,443,409)          123,578
Unearned Revenue                                     (133,391)               --
                                               --------------    --------------

Total Adjustments                              $     (849,590)   $      173,214
                                               --------------    --------------

NET CASH - OPERATING ACTIVITIES                $     (747,528)   $      223,645
                                               --------------    --------------
INVESTING ACTIVITIES:
Capital Expenditures                           $      (14,589)   $       (4,630)
                                               --------------    --------------

FINANCING ACTIVITIES:
Line of Credit - Net                           $     (328,094)   $     (455,062)
                                               --------------    --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS      $   (1,090,211)   $     (236,047)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIODS                                     $    1,654,366    $      314,618
                                               --------------    --------------

CASH AND CASH EQUIVALENTS AT END OF
   PERIODS                                     $      564,155    $       78,571
                                               --------------    --------------

Supplemental Disclosures of Cash Flow
   Information:
Cash paid during the period for:
Interest                                       $        6,453    $       15,413
Income Taxes                                   $           --    $           --

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1.)  BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that can be expected for the year ending June 30, 2010.

      The balance sheet as of June 30, 2009 has been derived from the audited financial statements at such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

      The complete list of significant accounting policies followed by TransNet Corporation (the "Corporation") are set forth in Note 2 to the Corporation's consolidated financial statements in the Form 10-K for the fiscal year ended June 30, 2009.

      For further information, please refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended June 30, 2009.

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

      (d) Revenue Recognition: The Corporation's revenues are derived from both the sale of equipment and services provided to customers. Revenues related to equipment sales are recognized when evidence of an arrangement exists, delivery has occurred, the sales price is both fixed and determinable, and collectability is reasonably assured, in accordance with the FASB ACCOUNTING STANDARDS CODIFICATION (the "ASC") topic 605 REVENUE RECOGNITION.

      Revenues related to services provided are recognized ratably over the term of the underlying customer contract or at the end of the contract when obligations have been satisfied, in accordance with the ASC topic 605 REVENUE RECOGNITION. For service performed on a time and materials basis, revenue is recognized upon performance.

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

      (e) Earnings Per Share: Earnings per common share - basic and diluted are based on 4,823,304 weighted shares outstanding for the three months ended September 30, 2009 and 2008. The options to purchase an aggregate of 297,500 shares of our common stock at a price of $0.88 per share were not included in the computation of diluted earnings per share for the period ended September 30, 2009and 2008 because the options' exercise price was greater than the average market price of the common shares.

(3.)  NEW ACCOUNTING UPDATES

      On June 29, 2009, the FASB issued an accounting pronouncement establishing the FASB ACCOUNTING STANDARDS CODIFICATION (the "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities. This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. The Corporation adopted this new accounting pronouncement for the quarterly period ended September 30, 2009, as required, and adoption did not have a material impact on its financial statements taken as a whole.

      In April 2009, the FASB issued Staff Position ("FSP") SFAS 157-4, "DETERMINING FAIR VALUE WHEN THE VOLUME AND LEVEL OF ACTIVITY FOR THE ASSET OR LIABILITY HAVE SIGNIFICANTLY DECREASED AND IDENTIFYING TRANSACTIONS THAT ARE NOT ORDERLY," which was subsequently incorporated into FASB ASC topic 820, "FAIR VALUE MEASUREMENTS AND DISCLOSURES." This ASC emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The ASC provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The ASC also requires increased disclosures. This ASC is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this ASC did not have a material impact on the Corporation's results of operations or financial position.

      In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, "RECOGNITION AND PRESENTATION OF OTHER-THAN-TEMPORARY IMPAIRMENTS," which was subsequently incorporated into ASC topic 320, "INVESTMENTS - DEBT AND EQUITY SECURITIES." The purpose of this ASC was to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to communicate more effectively when an other-than-temporary impairment event has occurred. This ASC amends the other-than-temporary impairment guidance in GAAP for debt securities and improves the presentation and disclosure of other-than-temporary impairment on investment securities and changes the calculation of the other-than-temporary impairment recognized in earnings in the financial statements. This ASC does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities.

      For debt securities, ASC topic 320 requires an entity to assess whether
      (a) it has the intent to sell the debt security, or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment on the security must be recognized.

      In instances in which a determination is made that a credit loss (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), ASC topic 320 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement.

      In these instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive loss and will be amortized over the remaining life of the debt security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there is additional other-than-temporary impairment losses recognized). The total other-than-temporary impairment is presented in the income statement with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive loss. Previously, in all cases, if an impairment was determined to be other-than-temporary, an impairment loss was recognized in earnings in an amount equal to the entire difference between the security's amortized cost basis and its fair value at the balance sheet date of the reporting period for which the assessment was made. The new presentation provides additional information about the amounts that the entity does not expect to collect related to a debt security.

      ASC topic 320 is effective and is to be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009. When adopting ASC topic 320, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive loss if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before the anticipated recovery of its amortized cost basis.

      In May 2009, the FASB issued SFAS 165 "SUBSEQUENT EVENTS," which was subsequently incorporated into FASB ASC topic 855 "SUBSEQUENT EVENTS." This ASC establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this ASC sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this ASC, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Subsequent events were evaluated through November 13, 2009 which is the date the financial statements were issued. The impact of adoption of this ASC did not have a material impact on the results of operations or financial position of the Corporation.

      In June 2009, the FASB issued SFAS 166 "ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS -- AN AMENDMENT OF FASB STATEMENT NO. 140." SFAS 166 amends SFAS 140 and removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The new standard will become effective for the Corporation on January 1, 2010. This update is not expected to have a material impact on the results of operations or financial position of the Corporation.

      In June 2009, the FASB issued SFAS 167 "AMENDMENTS TO FASB INTERPRETATION NO. 46(R)." SFAS 167 amends tests under Interpretation No. 46(R) for variable interest entities to determine whether a variable interest entity must be consolidated. SFAS 167 requires an entity to perform an analysis to determine whether an entity's variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS 167 requires ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and enhanced disclosures that provide more transparent information about an entity's involvement with a variable interest entity. The new standard will become effective for the Corporation on January 1, 2010. This update is not expected to have a material impact on the results of operations or financial position of the Corporation.

(4.)  FAIR VALUE MEASUREMENTS

      We adopted ASC topic 820 FAIR VALUE MEASUREMENTS AND DISCLOSURES on July 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Topic 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

      Topic 820 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

      In addition to defining fair value, topic 820 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

The following table presents assets that are measured and recognized at fair value on a recurring basis.

                                 SEPTEMBER 30,
            DESCRIPTION              2009        LEVEL 1    LEVEL 2    LEVEL 3
            -----------          -------------   -------   ---------   -------

      Certificate of Deposit       $ 866,762      $  --    $ 866,762    $  --

(5.)  DEBT

      The Corporation previously financed inventory purchases through a credit line with a finance company, with a maximum credit line of $2,500,000, which was terminated by the Corporation in fiscal 2009. The Corporation currently utilizes credit available from multiple vendors under terms which provide for interest free periods ranging from 30 to 60 days. The credit extended by the vendors is secured by substantially all of the Corporation's assets. The vendors may in their sole discretion from time to time determine the maximum amount of credit which they elect to extend.

(6.)  INCOME TAXES

      The following reconciles the tax provision with the U.S. statutory tax rates:

                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                           2009      2008
         Income taxes at U.S. statutory rate               (35.0)%   (35.0)%
         State taxes, net of federal tax benefit            (6.0)     (6.0)
         Tax benefit of federal net operating tax
            loss carryforward                               41.0      41.0
         TOTAL EXPENSE (BENEFIT)                               0%        0%
                                                          ======    ======

      At June 30, 2009, the Corporation had a federal net operating tax loss carryforward of approximately $9.6 million, which will begin to expire on June 30, 2024. The Corporation has provided a full valuation allowance against its deferred tax asset due to the uncertainty about its realization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE ABOUT FORWARD LOOKING STATEMENTS

Certain statements in Management's Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that a statement is not forward-looking. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

RESULTS OF OPERATIONS

Earnings for the quarter ended September 30, 2009 increased as compared to the same quarter in the prior year, despite a decrease in overall revenues. For the quarter ended September 30, 2009, the Corporation reported net income of $102,062 as compared with net income of $50,431 for the quarter ended September 30, 2008. The increase in earnings was due to an increase in gross profit margins as a result of the Corporation's focus on sales and service of more sophisticated and complex IT and physical security systems. Revenues for the quarter ended September 30, 2009 were $5,864,949, as compared to $8,565,265 reported for the same quarter in the prior year. Revenues for fiscal quarter ended September 30, 2009 decreased as compared to the same quarter in the prior year as a result of an overall slowdown in business stemming from the national recession. Revenues from equipment sales decreased, while service related revenues (technical support, repair and maintenance, network integration, staffing, and training) remained relatively constant.

Revenues decreased in the first quarter of fiscal 2010 as compared to the same quarter in fiscal 2009 due to the general slowdown resulting from the recession, including a significant reduction in purchases by state, and local governmental agencies, and educational customers (K-12 through higher education) (collectively "Public Sector" clients) and restrictions on capital expenditures experienced by many clients. Service revenues remained relatively constant as the Corporation increased the number of technical staff in the field as well as their billable hours. Uncertainty of our Public Sector clients regarding the proposed federal stimulus package added to the slowdown while their projects were on hold pending funding parameters. Once fully implemented, the stimulus package is expected to provide an influx of capital for these clients to use for programs such as security and first-responder technology. During the September 2009 quarter, the new "agency model" purchasing mechanisms recently instituted by the State of New Jersey contributed to the decrease in equipment sales revenue. Under this model, certain orders are processed directly by our hardware partners, who receive purchase orders directly, and ship and invoice our clients directly. TransNet is paid an agency fee for generating the transaction. Although these transactions lower the amount of revenue realized, they provide payment of the fee within a shorter period than the typical payment period for sales invoiced by the Corporation, and free our funding for other transactions. Sales under this agency model were not a material source of revenues. Despite the reduction in hardware sales, because of management's concentration on sales of higher margin equipment such as Voice over Internet Protocol ("VoIP") systems and physical security systems, overall profit margins increased to 24% for the fiscal 2010 quarter from 21% in the same quarter in fiscal 2009. Cost of equipment sold may be impacted by the Corporation's eligibility for temporary incentives, such as rebates, offered by equipment manufacturers from time to time. The Corporation's eligibility for the rebates is usually subject to minimum sales levels and satisfaction of other criteria established by the manufacturers in their sole discretion. Rebates received during the September 2009 quarter did not have a material impact upon cost of equipment sold.

During the periods discussed, the Corporation's clients continued to be conservative in their IT budgetary spending and to scrutinize their IT spending and the related returns on investments before incurring new expenses. As a result, Management refocused its attention on sales of higher profit margin IT equipments, optimizing the utilization rates of its service technicians, and reducing selling and administrative expenses. Management notes during the first quarter of fiscal 2010, the Corporation had an increased backlog of open orders as compared to the same period in the prior year. In addition, Management optimistically notes that the requests for quotations increased by approximately 10% since the end of fiscal 20009. Although no assurance can be given, based upon the number of open sales orders and the number of requests for quotations, Management believes that will continue its profitability into the second quarter of fiscal 2010.

Management believes that future spending will be subject to specific criteria, but also believes that as single source provider, the Corporation is in a better position to satisfy client demands for cost-effectiveness and a suitable return on investment. The VoIP systems and solutions marketed by TransNet are designed with the capacity for "optimization" through the subsequent addition of layers of solutions, for example, security solutions, paving the way to future business from existing customers. The Corporation reviews and modifies its service offerings in response to industry fluctuations, and has recruited experienced and specially certified systems engineers and project managers to respond to increased VoIP projects. We are confident that our strategy of being an advanced solutions provider will result in future revenues from clients' optimization of already installed networks, providing clients with greater operating efficiencies.

Service related revenues, a material portion of revenues, are significant in their contributions to net income because these operations typically yield a higher profit margin than equipment sales. Service revenues are generated primarily by services including planning, design, configuration, installation and implementation, testing, and optimization, often related to the sale and implementation of VoIP networks. As previously reported, due to industry changes over the past few years, project work became the major source of service revenue generation. Revenues are also generated by a variety of support contracts for these networks which provide service and support for the customer's personal computers, peripherals, and networks. These contracts are short-term, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur. Under these agreements, TransNet's Support Center provides troubleshooting, diagnosis, and remedial services performed remotely by skilled system engineers, who will be dispatched to perform on-site repairs, if necessary. The agreements are for twelve months or less. In addition, our system engineers and service technicians provide service and support on an on-call basis.

During the fiscal periods discussed, the Corporation performed under contract awards for VoIP products and services, pending construction of the sites into which the systems will be installed and implemented. Management notes that some of these projects were affected by construction delays beyond the Corporation's control, and these delays resulted in some order backlogs. Construction related delays are typical in a number of projects because the Corporation's portion of the project cannot be performed until a specified amount of the construction has been completed and/or certain determinations made as to specifics of the project due to customer-originated change orders. None of these delays had any significant impact upon the operations of the Corporation. During the fiscal periods discussed, the Corporation's clients continued to be conservative in their IT budgetary spending and to scrutinize budgets and returns on investments. As a result, Management refocused its attention on utilization rates of its service technicians and monitoring selling, general and administrative expenses in an effort to contain expenses as much as possible.

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

In the second fiscal quarter of fiscal 2009, Management initiated aggressive steps to significantly reduce selling, general and administrative expenses and to adjust the allocation of personnel to increase the number of employees providing billable services. Despite the actual reduction in expenses, as a result of the lower amount of revenues, selling, general and administrative expenses for the quarter ended September 30, 2009, were 22% of revenues as compared to 21% of revenues for the comparative quarter in the prior year. Management continues its efforts to monitor control expenses, despite increasing personnel related costs, such as health benefits.

Interest income decreased in the first fiscal quarter of 2010 as compared to the same quarter in the prior year as a result of lower interest rates and lower amounts invested. Interest expense decreased in the comparative quarters due to the use of better financing options available to the Corporation.

LIQUIDITY AND CAPITAL RESOURCES

There are no material commitments of the Corporation's capital resources, other than leases, a third party line of credit, and employment contracts.

Cash and cash equivalents decreased in the quarter ended September 30, 2009, as cash was used to fund operations. Cash levels continue to be impacted by the slow payment cycles of Public Sector clients and extended payment cycles from some commercial clients as a result of the economic downturn. The Corporation has entered into vendor credit arrangements to assist in purchasing inventory and provide more flexibility with respect to cash. A portion of the vendor credit is secured by certain of the Corporation's assets.

The amount of cash received from or used by operating activities will vary based on a number of business factors which may vary at different times, including terms of available financing from vendors, and slowdowns or upturns in our business or that of our customers. A decline in service revenues and/or a change in the proportion of service revenues to total revenues may affect operating cash flow as the bulk of the Corporation's service revenues are derived from billing of our technical staff's services. The cash outlay for the labor/payroll underlying these services is incurred on a semi-monthly basis. Billing is determined by timeframes set by our clients.

Accounts receivable decreased for fiscal 2009 due to reduced revenues. Although the Corporation continues to be impacted by the extended and slower payment cycles of commercial customers and governmental agencies, Management continues its vigorous efforts to expedite payments from the governmental bodies and is working to implement more favorable payment schedules where possible. Management notes that payment terms with governmental clients are usually dictated by the client.

Inventories increased in fiscal 2010 quarter due to existing open orders. The decrease in accounts payable during the quarter ended September 30, 2009 is attributable to the reduction in revenues. Amounts outstanding under the line of credit decreased because purchases were made using vendor credit.

We require access to working capital from a third party line of credit and vendor credit to fund our day-to-day operations, particularly at the end of our fiscal quarters when demand for our products and services increase. We have made a concerted effort to improve our working capital position and implemented measures to reduce headcount, streamline operations, and manage costs in response to the impact of the recession. In conjunction with the tightening of credit in the US economy, which has negatively impacted our access to credit, management has reviewed the Corporation's line of credit and available vendor credit and has taken steps to obtain the most favorable credit arrangements available. The Corporation previously financed inventory purchases through a credit line with a finance company, with a maximum credit line of $2,500,000, which was terminated by the Corporation in fiscal 2009 because the modified terms were unfavorable. Management currently utilizes various vendor credit options, all of which provide the Corporation with more favorable payment terms than those available under the prior credit line. Management believes that its cash balance and access to credit will be sufficient to fund its operations for the next twelve months. The unavailability of such credit going forward may have an adverse impact upon the operations of the Corporation.

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

REVENUE RECOGNITION

The Corporation's revenues are derived from both the sale of equipment and services provided to our customers. Revenues related to our equipment sales are recognized when evidence of an arrangement exists, delivery has occurred, the sales price is both fixed and determinable, and collectability is reasonably assured, in accordance with the ASC topic 605 REVENUE RECOGNITION.

Revenues related to services provided are recognized ratably over the term of the underlying customer contract or at the end of the contract when obligations have been satisfied, in accordance with the ASC topic 605 REVENUE RECOGNITION. For service performed on a time and materials basis, revenue is recognized upon performance.

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

ITEM 4. CONTROL AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Corporation have concluded, based on their evaluation as of September 30, 2009, that the Corporation's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In light of this conclusion, the Corporation continues its efforts regarding documentation of its policies and procedures, and will institute compensating procedures and processes as necessary to ensure the reliability of its financial reporting. Management intends to remediate weaknesses in the control environment through new resources and processes in its accounting department. Management believes that its actions will continue to improve the Corporation's internal control over financial reporting, as well as its disclosure controls and procedures.

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

                                     PART II
                                OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

      A.  Exhibits -
          31.1 Certification required by Section 302
          31.2 Certification required by Section 302
          32  Certification required by Section 906

      B.  Reports on Form 8-K -
            On September 30, 2009, TransNet Corporation filed a Form 8-K under
            Item 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TRANSNET CORPORATION
                                      (Registrant)

                                      /s/ Steven J. Wilk
                                      ---------------------------------
                                      Steven J. Wilk, President and
                                      Chief Executive Officer

                                      /s/ John J. Wilk
                                      ---------------------------------
                                      John J. Wilk,
                                      Principal Financial and Accounting Officer
                                      and Chairman of the Board of Directors

DATE: November 13, 2009