Form 10-Q
period 2009-12-31
TRANSNET CORP
filed 2010-02-16
CIK 99313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission File No. 0-8693

                              TRANSNET CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)

   DELAWARE                                              22-1892295
-----------------------------------         ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

45 Columbia Road, Somerville, New Jersey                08876-3576
----------------------------------------             ----------------
(Address of principal executive offices)                (Zip Code)

Registrant's Telephone Number, Including Area Code:    908-253-0500
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 12, 2010: 4,823,304.

                              TRANSNET CORPORATION
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

         Consolidated Balance Sheets
                  December 31, 2009 (unaudited) and June 30, 2009          1


         Consolidated Statements of Operations (unaudited)
                  Three Months Ended December 31, 2009 and 2008            2
                  Six Months Ended December 31, 2009 and 2008              3


         Consolidated Statements of Cash Flows (unaudited)
                  Six Months Ended December 31, 2009 and 2008              4


         Notes to Consolidated Financial Statements                        5


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         12


     Item 4.  Controls and Procedures                                     17


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                            18

     Signatures                                                           19
     Certifications                                                       19


                                       i.

                       TRANSNET CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                           December 31,          June 30,
                                                               2009                2009
                                                           ------------        ------------
                                                            (unaudited)
ASSETS:
CURRENT ASSETS
Cash and Cash Equivalents                                  $    235,103        $  1,654,366
Restricted Cash                                                 869,879             863,621
Accounts Receivable - Net                                     3,823,047           4,392,995
Inventories - Net                                               139,016             261,456
Other Current Assets                                             44,848              11,152
                                                           ------------        ------------

TOTAL CURRENT ASSETS                                       $  5,111,893        $  7,183,590

PROPERTY AND EQUIPMENT - NET                                     97,432             120,690

OTHER ASSETS                                                    217,734             216,755
                                                           ------------        ------------

TOTAL ASSETS                                               $  5,427,059        $  7,521,035
                                                           ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts Payable                                           $  1,556,945        $  3,481,381
Accrued Expenses                                                373,764             403,181
Unearned Revenue                                                150,851             365,442
Line of Credit                                                  799,362             828,094
                                                           ------------        ------------


TOTAL CURRENT LIABILITIES                                  $  2,880,922        $  5,078,098
                                                           ------------        ------------

STOCKHOLDERS' EQUITY:
Capital Stock - Common, $.01 Par Value,
Authorized 15,000,000 Shares; Issued 7,408,524 at
December 31, 2009 and June 30, 2009 [of which
2,585,220 are in Treasury at December 31, 2009 and
June 30, 2009]                                                   74,085              74,085

Additional Paid-in Capital                                   10,574,670          10,574,670

Accumulated Deficit                                            (949,783)         (1,052,983)
                                                           ------------        ------------

Total                                                         9,698,972           9,595,772
Less: Treasury Stock - At Cost                               (7,152,835)         (7,152,835)
                                                           ------------        ------------

TOTAL STOCKHOLDERS' EQUITY                                    2,546,137           2,442,937
                                                           ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  5,427,059        $  7,521,035
                                                           ============        ============

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED DECEMBER 31,
                                                                 -------------------------------
                                                                     2009             2008
                                                                 -------------   ---------------
REVENUE
Equipment                                                        $   3,097,615   $     3,432,586
Services                                                             2,677,471         1,711,386
                                                                 -------------   ---------------

Total Revenue:                                                       5,775,086         5,143,972
                                                                 -------------   ---------------

COST OF REVENUE
Equipment                                                            2,450,697         3,321,014
Services                                                             1,961,717         1,595,834

Total Cost of Revenue                                                4,412,414         4,916,848
                                                                 -------------   ---------------

Gross Profit                                                         1,362,672           227,124

Selling, General and Administrative Expenses                         1,345,425         1,451,398
                                                                 -------------   ---------------

Operating Income (Loss)                                                 17,247        (1,224,274)
                                                                 -------------   ---------------

Interest Income                                                          3,132             6,678
Interest Expense                                                       (19,243)          (13,178)
                                                                 -------------   ---------------

Net Income (Loss)                                                $       1,136   $    (1,230,774)
                                                                 =============   ===============

Net Income (Loss) Per Common Share - Basic and Diluted           $        0.00   $         (0.26)
                                                                 =============   ===============

Weighted Average Common Shares Outstanding - Basic And Diluted       4,823,304         4,823,304
                                                                 =============   ===============

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  SIX MONTHS ENDED DECEMBER 31,
                                                                 ------------------------------
                                                                      2009            2008
                                                                 -------------   --------------
REVENUE
Equipment                                                        $   6,500,176   $    9,360,914
Services                                                             5,139,860        4,348,322
                                                                 -------------   --------------

Total Revenue:                                                      11,640,036       13,709,236
                                                                 -------------   --------------
COST OF REVENUE
Equipment                                                            5,212,504        8,305,615
Services                                                             3,668,521        3,344,727

Total Cost of Revenue                                                8,881,025       11,650,342
                                                                 -------------   --------------

Gross Profit                                                         2,759,011        2,058,894

Selling, General and Administrative Expenses                         2,636,971        3,217,549
                                                                 -------------   --------------

Operating Income (Loss)                                                122,040       (1,158,655)
                                                                 -------------   --------------

Interest Income                                                          6,857           13,345
Interest Expense                                                       (25,697)         (35,033)

Net Income (Loss)                                                $     103,200   $   (1,180,343)
                                                                 =============   ==============
Net Income (Loss) Per Common Share - Basic and Diluted           $        0.02   $        (0.24)
                                                                 =============   ==============
Weighted Average Common Shares Outstanding - Basic and Diluted       4,823,304        4,823,304
                                                                 =============   ==============

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                 SIX MONTHS ENDED DECEMBER 31,
                                                -------------------------------
                                                     2009             2008
                                                     ----             ----

OPERATING ACTIVITIES:

Net Income (Loss)                               $   103,200      $ (1,180,343)
                                                -----------      ------------
Adjustments to Reconcile Net Income
    to Net Cash:
Depreciation and Amortization                        41,389           76,453
Provision for Doubtful Accounts                     (91,128)              --

Changes in Assets and Liabilities:
(Increase) Decrease in:
Restricted Cash                                      (6,258)         (13,238)
Accounts Receivable                                 661,076        2,142,132
Inventory                                           122,440          101,810
Other Current Assets                                (33,696)         (32,732)
Other Assets                                           (980)          (2,130)

Increase (Decrease) in:
Accounts Payable and Accrued Expenses            (1,953,851)         493,270
Unearned Revenue                                   (214,591)              --
Income Tax Payable                                       --           (1,457)
                                                -----------      ------------

Total Adjustments                               $(1,475,601)     $ 2,764,108
                                                -----------      ------------

NET CASH - OPERATING ACTIVITIES - FORWARD       $(1,372,401)     $ 1,583,765
                                                -----------      ------------

INVESTING ACTIVITIES:
Capital Expenditures                            $   (18,129)     $    (8,069)
                                                -----------      ------------

FINANCING ACTIVITIES -
Lines of Credit - Net                           $   (28,731)     $(1,440,746)
                                                -----------      ------------

NET (DECREASE) INCREASE IN CASH                 $(1,419,261)     $   134,950

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIODS                            $ 1,654,366      $   314,618
                                                -----------      ------------
CASH AND CASH EQUIVALENTS AT
END OF PERIODS                                  $   235,103      $   449,568
                                                -----------      ------------

Supplemental Disclosures of Cash Flow
Information:
Cash paid during the period for:

Interest                                        $    27,554      $    35,033
Income Taxes                                    $        --      $     1,457


See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1.) BASIS OF PRESENTATION

       The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included. The operating results for the three months and six months ended December 31, 2009 are not necessarily indicative of the results that can be expected for the year ending June 30, 2010.

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

       (d) Revenue Recognition: The Corporation's revenues are derived from both the sale of equipment and services provided to customers. Revenues related to equipment sales are recognized when evidence of an arrangement exists, delivery has occurred, the sales price is both fixed and determinable, and collectability is reasonably assured.

       Revenues related to services provided are recognized ratably over the term of the underlying customer contract or when obligations have been satisfied. For service performed on a time and materials basis, revenue is recognized upon performance.
                                                                               5

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

       (e) Earnings Per Share: Earnings per common share - basic and diluted are based on 4,823,304 weighted shares outstanding for the three and six months ended December 31, 2009 and 2008. The options to purchase an aggregate of 297,500 shares of our common stock at a price of $0.88 per share were not included in the computation of diluted earnings per share for the periods ended December 31, 2009 and 2008 because the options' exercise price was greater than the average market price of the common shares.

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

       In May 2009, the FASB issued SFAS 165 "Subsequent Events," which was subsequently incorporated into FASB ASC topic 855 "Subsequent Events." This ASC establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this ASC sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this ASC, an entity should apply the requirements to interim or annual financial periods ending
                                                                               7
       after June 15, 2009. Subsequent events were evaluated through February 16, 2010 which is the date the financial statements were issued. The impact of adoption of this ASC did not have a material impact on the results of operations or financial position of the Corporation.

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

       The FASB issues ASUs to amend the authoritative literature in ASC. There have been 23 ASUs to date that amend the original text of ASC. Except for ASU 2009-12, "Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)" , many of the ASUs issued to date either (i) provide supplemental guidance, (ii) are technical corrections or (iii) are not applicable to the Corporation.

       In January 2010, the FASB issued Accounting Standards Update 2010-06, "Improving Disclosures about Fair Value Measurements." This update requires some new disclosures and clarifies some existing disclosure requirements about fair value measurements codified within ASC 820, "Fair Value Measurements and Disclosures." The majority of the provisions of this update, including those applicable to TransNet, are effective for interim and annual reporting periods beginning after December 15, 2009. Early application of the provisions of this update is permitted. The Corporation will adopt the applicable provisions of this update in the third quarter of fiscal 2010 and is currently evaluating the impact the adoption of these provisions will have on its consolidated financial statement disclosures.

       In September 2009, the FASB issued ASU 2009-12, "Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)", to provide guidance on measuring the fair value of investments in entities that calculate net asset value. The standard amends ASC Topic 820, "Fair Value Measurements and Disclosures." The amendment permits, as a practical expedient, a reporting entity to measure the fair value of an investment, which is within the scope of the standard, on the basis of net asset value per share of the investment (or its equivalent). The amendment also requires disclosures by major category of investment about the attributes of investments, such as the nature of any restrictions on the investor's ability to redeem its investments at the measurement date, any unfunded commitments and the investment strategies of the investees. The guidance in the standard is effective for interim and annual periods ending after December 15,
                                                                               8

       2009. The Corporation adopted the new standard beginning with these financial statements. The impact of adoption was not material.

       In October 2009, the FASB issued ASU No. 2009-13, "Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)," which amends ASC 605-25, "Revenue
       Recognition: Multiple-Element Arrangements." ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after July 1, 2010. Earlier application is permitted with required transition disclosures based on the period of adoption. We are currently evaluating the application date and the impact of this standard on our consolidated financial statements.

       In October 2009, the FASB issued ASU No. 2009-14, "Software (Topic 985):
       Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force)." ASU No. 2009-14 amends ASC 985-605, "Software: Revenue Recognition," such that tangible products, containing both software and non-software components that function together to deliver the tangible product's essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after July 1, 2010. Earlier application is permitted with required transition disclosures based on the period of adoption. We are currently evaluating the application date and the impact of this standard on our consolidated financial statements. Both ASU No. 2009-13 and ASU No. 2009-14 must be adopted in the same period and must use the same transition disclosures.

       In December 2009, the FASB issued ASU No. 2009-16, "Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets." ASU No. 2009-16 is a revision to ASC 860, "Transfers and Servicing," and amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. ASU No. 2009-16 also expands the disclosure requirements for such transactions. This ASU will become effective for us on April 1, 2010. We are currently evaluating the impact of this standard on our consolidated financial statements.

       In December 2009, the FASB issued ASU No. 2009-17, "Consolidations (Topic
       810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities." ASU No. 2009-17 amends the guidance for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. This ASU will become effective for us on April 1, 2010. We are currently evaluating the impact of this standard on our consolidated financial statements.

(4.) FAIR VALUE MEASUREMENTS

       We adopted ASC topic 820, "Fair Value Measurements and Disclosures" on July 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Topic 820 defines
                                                                               9
       fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

                               DECEMBER 31,
                               ------------
           DESCRIPTION             2009          LEVEL 1     LEVEL 2     LEVEL 3
           -----------             ----          -------     -------     -------

   Certificate of Deposit       $ 869,879         $   -     $ 869,879     $   -

(5.) DEBT

The Corporation previously financed inventory purchases through a credit line with a finance company, with a maximum credit line of $2,500,000, which was terminated by the Corporation in fiscal 2009. The Corporation currently utilizes credit available from multiple vendors under terms which provide for interest free periods ranging from 30 to 60 days. A significant portion of vendor credit is secured by certain of the Corporation's assets. The vendors may in their sole discretion from time to time determine the maximum amount of credit which they elect to extend. The Corporation entered into a line of credit with a third party, which is secured by the Corporation's certificate of deposit listed as restricted cash.

(6.) INCOME TAXES

       The following reconciles the tax provision with the U.S. statutory tax rates:

                                                        THREE MONTHS ENDED DECEMBER 31,
                                                             2009           2008

Income taxes at U.S. statutory rate                         (35.0)%        (35.0)%
State taxes, net of federal tax benefit                      (6.0)          (6.0)
Change in valuation allowance on deferred tax assets         41.0           41.0
TOTAL EXPENSE (BENEFIT)                                         0%             0%
                                                           ======         ======


                                                         SIX MONTHS ENDED DECEMBER 31,
                                                           2009           2008

Income taxes at U.S. statutory rate                       (35.0)%        (35.0)%
State taxes, net of federal tax benefit                    (6.0)          (6.0)
Change in valuation allowance on deferred tax assets       41.0           41.0
TOTAL EXPENSE (BENEFIT)                                       0%             0%
                                                         ======          =====


       At June 30, 2009, the Corporation had federal net operating tax loss carryforwards of approximately $9.6 million, which will begin to expire on June 30, 2024. The Corporation has provided a full valuation allowance against its deferred tax asset due to the uncertainty about its realization.

(7.) SUBSEQUENT EVENTS

       In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, "Subsequent Events," which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Corporation adopted the provisions of FASB ASC Topic 855 on June 30, 2009. We evaluated subsequent events for the period from December 31, 2009, the date of these financial statements, through February 16, 2010, which represents the date these financial statements are being filed with the SEC. Pursuant to the requirements of FASB ASC Topic 855, there were no events or transactions occurring during this subsequent even reporting period that require recognition or disclosure in the financial statements. With respect to this disclosure, we have not evaluated subsequent events occurring after February 16, 2010.

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

RESULTS OF OPERATIONS

Earnings for the quarter ended December 31, 2009 increased as compared to the same quarter in the prior year. For the quarter ended December 31, 2009, the Corporation reported net income of $1,136 as compared with a net loss of $1,230,774 for the quarter ended December 31, 2008. The increase in earnings for the December 2009 quarter and six-month period was due to an increase in gross profit margins as a result of the Corporation's focus on sales and service of more sophisticated and complex IT and physical security systems combined with a significant increase in service revenues. For the quarter ended December 31, 2009, primarily due to an increase in technical service revenue (discussed below), overall revenues increased to $5,775,086 as compared to $5,143,972 for the quarter ended December 31, 2008. Revenues for the six-months ended December 31, 2009 were $11,640,036 as compared with $13,709,236 for the same period ended December 31, 2008 due to a decrease in equipment sales. TransNet reported net income of $103,200 for the six-month period ended December 31, 2009, compared with a net loss of $1,180,343 for the same period in the prior fiscal year.

Earnings for the quarter and six-month period ended December 31, 2009 were attributable to a number of factors including Management's emphasis on sales of higher profit margin equipment and services, aggressive measures in expense reduction, and steps to migrate our product line and service offerings to address economic challenges and to target new opportunities. Service revenues increased as demand resumed for technical services offered by the Corporation. In response to increased demand, we increased the number of our existing technicians in the field as well as their billable hours. Service related revenues, a material segment of revenues, are significant because these operations yield a higher profit margin than equipment sales. Despite a reduction in hardware sales and total revenues, overall profit margins increased to 24% for the second quarter of fiscal 2010 from 4% in the same quarter in fiscal 2009, and increased to 24% from 15% for the comparative fiscal 2010 and 2009 six-month periods ended December 31, respectively. The increase in profit margins resulted from Management's concentration on sales of and services related to higher margin equipment such as Voice over Internet Protocol ("VoIP") systems and physical security systems. Implementation of the new "agency model" recently instituted by the State of New Jersey contributed to the decrease in equipment sales revenue for the December 2009 quarter and six-month period. Under this model, certain orders are processed directly by our hardware partners, who receive purchase orders directly, and ship and invoice our clients directly. TransNet is paid an agency fee for generating the transaction. Although these transactions lower the amount of revenue realized, they provide payment of the fee within a shorter period than the typical payment period for sales invoiced by the Corporation, and free our funding for other transactions. Sales under this agency model were not a material source of revenues. Cost of equipment sold may be impacted by the Corporation's eligibility for temporary incentives, such as rebates, offered by equipment manufacturers from time to time. The Corporation's eligibility for the rebates is usually subject to minimum sales levels and satisfaction of other criteria established by the manufacturers in their sole discretion. Rebates received during the December 2009 quarter and six-month period did not have a material impact upon cost of equipment sold.

As the economy continues to face challenges recovering from the recession, credit remains tight, and clients often face reduced budgets. We confront continued restrictions on capital expenditures for many clients, including commercial and state, and local governmental agencies, and educational customers (K-12 through higher education) (collectively "Public Sector" clients). The Corporation's clients have restricted their IT budgetary spending and scrutinized their IT spending and the related returns on investments before incurring new expenses, often delaying purchases. As stated above, Management responded by refocusing our attention on sales of higher profit margin IT equipment, optimizing the utilization rates of its service technicians, and reducing selling and administrative expenses. Management believes that as a single-source provider, the Corporation will be in a better position to satisfy client demands for cost-effectiveness and a suitable return on investment. The VoIP networks marketed by TransNet are designed with the capacity for "optimization" through the subsequent addition of layers of solutions, for example, physical security solutions. We are confident that our strategy of being an advanced solutions provider will result in future revenues from clients' optimization of already installed networks. In conjunction with these solutions, we note the technologies of the integration of voice, video, and data that provide clients with new levels of operating efficiencies.

Management notes that, following implementation of new State purchasing mechanisms in New Jersey, purchases by Public Sector clients increased during the first half of fiscal 2010, but continue to be subject to budgetary restrictions. Due to the impending change in administration following the New Jersey gubernatorial election in November, however, a freeze on purchases was instituted until the new administration was installed. As a result, sales to Public Sector clients during the second quarter of fiscal 2010 were lower than anticipated. Uncertainty of our Public Sector clients regarding the proposed federal stimulus package added to the overall slowdown while their projects were on hold pending funding parameters. Once fully implemented, the stimulus package is expected to provide an influx of capital for these clients and to clients in healthcare to use for programs such as security and first-responder technology and other products sold and supported by the Corporation. Management is cautiously optimistic about the results for the remainder of fiscal 2010. Due to uncertainties regarding the economy, however, no assurances can be given.

Our service revenues are generated primarily by services including system planning, design, configuration, installation and implementation, testing, and optimization, often related to the sale and implementation of VoIP networks. In the past year, Management refocused its attention on utilization rates of its service technicians. As previously reported, project work has become the major source of service revenue generation. Revenues are also generated by a variety of support contracts with a number of corporate and educational customers. Under these agreements, which provide service and support for customers' networks, personal computers, and peripherals, TransNet's Support Center provides troubleshooting, diagnosis, and remedial services performed remotely by skilled system engineers, who will be dispatched to perform on-site repairs, if necessary. The agreements provide a range of guaranteed response times, based upon the client's specific response requirements or the nature of the outage. The availability of these services is determined by the client, from 24/7 to next business day. These contracts are short-term, and contain provisions that permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur. Our system engineers and service technicians also provide service and support on an on-call basis. In addition to these services,

TransNet provides temporary and permanent staffing and consulting services. Our staffing services are not a material source of revenues, but these services carry higher profit margins than equipment sales. This area of our operations was significantly impacted by the recession during fiscal 2009 as businesses curtailed staffing and reduced their personnel levels. In the first half of fiscal 2010, as businesses were faced with special projects to perform required upgrades repairs, and replacement of their networks despite the recession, TransNet's staffing operations experienced a strong demand for temporary IT support specialists. Although no assurances can be given, we believe that as the economy recovers and businesses begin to increase the number of employees, the demand for our staffing services will be positively affected.

Management has directed attention to new service offerings that take into account clients' cost constraints. The Corporation modified its service offerings in response to industry fluctuations, and employs experienced and specially certified systems engineers and project managers to respond to VoIP projects. We believe our focus upon higher margin services related to VoIP/IP Telephony and physical security will lead to growth and opportunities for the Corporation. Our goal is to increase our profit margins further as we focus on higher-end products and services flowing from security, communications, and data center management. The complex products and services not only are higher-margined items, but are also of pressing importance to our clients.

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

During the quarter ended December 31, 2009, selling, general and administrative expenses decreased by 7% as compared to the same quarter last year due to Management's concerted efforts to reduce expenses. These efforts included salary reductions, salary freezes, staff reductions, and other cost reduction programs. As a percentage of revenues, these expenses decreased to 23% from 28% of revenues for the comparative quarter in the prior year. For the six-month period ended December 31, 2009, selling, general and administrative expenses were reduced by 18% as compared to the same period in 2008. Actual expenses decreased for both the three and six-month periods ended December 31, 2009 as the Corporation undertook a number of staff reductions, and implemented salary freezes and salary reductions. As a percentage of revenues for the six-month period, the expenses were relatively stable at 23% of revenues as a function of the decrease in total revenue for the fiscal 2010 period. Management continues its efforts to control expenses, despite increases in costs, such as health benefits, beyond its control.

Interest income decreased in the quarter and six-month period ended December 31, 2009 as compared to the comparative periods in fiscal 2009 as a result of lower amounts invested. Interest expense increased in the quarter ended December 31, 2009 compared to the December 2008 quarter as a result of increased borrowing to fund equipment sales. For the six-month period of fiscal 2010 as compared to fiscal 2009, interest expense decreased due to the Corporation's use of vendor credit options, which provide more favorable terms.

In addition to the challenging economic environment, the computer industry has experienced a continuing trend of decreasing prices of computers and related equipment. Management believes that this trend will continue. Industry-wide, the result of price erosion has been lower profit margins on sales, which require price decreases has been intensified competition within the industry, including the consolidation of businesses through merger or acquisition, as well as the increased initiation of sales by certain manufacturers directly to the end-user and the entrance of manufacturers into technical services business. Management believes that the adoption of policies by many larger corporate customers, which limit the number of vendors permitted to provide goods and services for specified periods of time, has further increased price competition.

To meet these competitive challenges and to maximize the Corporation's profit margin, Management reviewed and has modified its marketing strategy and has enforced expense controls. Management also utilizes approaches such as manufacturers' direct shipment and billing of the customers in exchange for payment to the Corporation of an "agency fee" as a means to reduce equipment related costs while increasing profits. These direct ship sales are an alternative to sales through traditional channels. Management's current marketing strategy is designed to shift its focus to provision of technical services and to sales of higher profit margin products related to service and support operations. Our efforts target commercial, educational, and governmental customers who provide marketplaces for a wide range of products and services at one time, a cost-effective approach to sales. These customers often do not have their own technical staffs and outsource their computer service requirements to companies such as TransNet. Management believes it maximizes profits through concentration on sales of highly sophisticated higher profit VoIP and related systems and solutions; promotion of the Corporation's service and support operations; and strict adherence to cost cutting controls. In light of the above, Management emphasizes and continues the aggressive pursuit of an increased volume of sales of VoIP systems, and related technical service and support programs, and has introduced new technical support programs offering a wide variety of alternatives of remote and on-site network support and monitoring. Management believes that product sales will continue to generate a significant percentage of the revenues. In addition, the Corporation's buying arrangement with Ingram Micro, Inc. enhances the Corporation's competitive edge through product discounts unavailable through other sources.

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

Cash and cash equivalents decreased in the interim period ended December 31, 2009, as cash was used to fund operations. Cash levels continue to be impacted by the slow payment cycles of Public Sector clients and extended payment cycles from some commercial clients as a result of the economic downturn. The Corporation has entered into vendor credit arrangements to assist in purchasing inventory and provide more flexibility with respect to cash. A significant portion of vendor credit is secured by certain of the Corporation's assets.

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

Accounts receivable decreased for the first half of fiscal 2010 due to reduced revenues. The Corporation continues to be impacted by the extended and slower payment cycles of commercial customers and governmental agencies. Accordingly, Management vigorously continues its efforts to expedite payments from the governmental bodies and is working to implement more favorable payment schedules where possible. Management notes that payment terms with governmental clients are usually dictated by the client.

Inventories decreased in the first half of fiscal 2010 quarter as a result of shipments to fill existing open orders. The decrease in accounts payable during the quarter ended December 31, 2009 is attributable to the reduction in equipment sales. Amounts outstanding under the line of credit decreased because purchases were made using vendor credit.

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

ITEM 4.  CONTROL AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Corporation have concluded, based on their evaluation as of December 31, 2009, that the Corporation's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

     A.   Exhibits -

          31.1 Certification required by Section 302

          31.2 Certification required by Section 302

          32 Certification required by Section 906

     B.   Reports on Form 8-K -

            On October 28, 2009, TransNet Corporation filed a Form 8-K under
            Item 2.02 and 7.01.

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

DATE: February 16, 2010