Form 10-Q
period 2010-03-31
TRANSNET CORP
filed 2010-05-17
CIK 99313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
                               --------------

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to_________________

Commission File No. 0-8693
                    ----------

                              TRANSNET CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                       22-1892295
--------------------------------          -------------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

45 Columbia Road, Somerville, New Jersey                08876-3576
----------------------------------------               ------------
(Address of principal executive offices)                (Zip Code)

Registrant's Telephone Number, Including Area Code:    908-253-0500
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

[ ] Yes   [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 13, 2010: 4,823,304.

                       TRANSNET CORPORATION AND SUBSIDIARY
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

      Consolidated Balance Sheets
         March 31, 2010 (unaudited) and June 30, 2009                       1

      Consolidated Statements of Operations (unaudited)
         Three Months Ended March 31, 2010 and 2009                         2
         Nine Months Ended March 31, 2010 and 2009                          3

      Consolidated Statements of Cash Flows (unaudited)
         Nine Months Ended March 31, 2010 and 2009                          4

      Notes to Consolidated Financial Statements (unaudited)                5

   Item 2. Management's Discussion and Analysis                            10

   Item 4. Controls and Procedures                                         15

PART II. OTHER INFORMATION

   Item 5.  Other Information                                              16

   Item 6.  Exhibits and Reports on Form 8-K                               16

   Signatures                                                              17
   Certifications                                                          18
   Exhibits                                                                23

                                       i.

                      TRANSNET CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                       March 31,        June 30,
                                                        2010              2009
                                                   ---------------   --------------
                                                     (unaudited)
ASSETS:

CURRENT ASSETS

Cash and Cash Equivalents                          $       121,850   $    1,654,366
Restricted Cash                                            872,973          863,621
Accounts Receivable - Net                                3,459,379        4,392,995
Inventories - Net                                          172,297          261,456
Other Current Assets                                        38,372           11,152
                                                   ---------------   --------------

TOTAL CURRENT ASSETS                               $     4,664,871   $    7,183,590

PROPERTY AND EQUIPMENT - NET                                80,834          120,690

OTHER ASSETS                                               218,713          216,755
                                                   ---------------   --------------

TOTAL ASSETS                                       $     4,964,418   $    7,521,035
                                                   ===============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:

Line of Credit                                     $       799,362   $      828,094
Accounts Payable                                         1,666,637        3,481,381
Accrued Expenses                                           358,417          403,181
Unearned Revenue                                            95,650          365,442

TOTAL CURRENT LIABILITIES                          $     2,920,066   $    5,078,098
                                                   ---------------   --------------

STOCKHOLDERS' EQUITY:

Capital Stock - Common, $.01 Par Value,
Authorized 15,000,000 Shares;  Issued 7,408,524
at March 31, 2010 and June 30, 2009

[of which 2,585,220 are in Treasury at March 31,
2010 and June 30, 2009]                                     74,085           74,085

Additional Paid-in Capital                              10,574,670       10,574,670

Accumulated Deficit                                     (1,451,568)      (1,052,983)
                                                   ---------------   --------------

Total                                                    9,197,187        9,595,772
Less: Treasury Stock - At Cost                          (7,152,835)      (7,152,835)
                                                   ---------------   --------------

TOTAL STOCKHOLDERS' EQUITY                               2,044,352        2,442,937
                                                   ---------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $     4,964,418   $    7,521,035
                                                   ===============   ==============

See Notes to Consolidated Financial Statements.

                      TRANSNET CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED MARCH 31,
                                                   --------------------------------
                                                         2010             2009
                                                   ---------------   --------------
REVENUE
Equipment                                          $     2,708,041   $    2,412,501
Services                                                 2,184,867        2,764,107
                                                   ---------------   --------------
Total Revenue:                                           4,892,908        5,176,608
                                                   ---------------   --------------
COST OF REVENUE
Equipment                                                2,242,329        2,151,508
Services                                                 1,839,467        2,296,009
                                                   ---------------   --------------
Total Cost of Revenue                                    4,081,796        4,447,517
                                                   ---------------   --------------
Gross Profit                                               811,112          729,091

Selling, General and Administrative Expenses             1,295,194        1,316,505
                                                   ---------------   --------------
Operating Loss                                            (484,082)        (587,414)
                                                   ---------------   --------------
OTHER INCOME (EXPENSE)
Interest Income                                              3,096            6,595
Interest Expense                                           (18,716)          (6,473)
Disposal of Asset                                               --            2,102
                                                   ---------------   --------------
Total Other (Expense) Income                               (15,620)           2,224
                                                   ---------------   --------------

Net Loss                                           $      (499,702)  $     (585,190)
                                                   ===============   ==============
Basic and Diluted Net Loss Per Common Share        $         (0.10)  $        (0.12)
                                                   ===============   ==============
Weighted Average Common Shares Outstanding -

Basic and Diluted                                        4,823,304        4,823,304
                                                   ===============   ==============

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 NINE MONTHS ENDED MARCH 31,
                                               ------------------------------
                                                    2010            2009
                                               --------------   --------------
REVENUE
Equipment                                      $    9,208,216   $   11,773,415
Services                                            7,324,727        7,112,429
                                               --------------   --------------
Total Revenue:                                     16,532,943       18,885,844
                                               --------------   --------------
COST OF REVENUE
Equipment                                           7,454,833       10,457,198
Services                                            5,507,988        5,640,735
                                               --------------   --------------
Total Cost of Revenue                              12,962,821       16,097,933
                                               --------------   --------------
Gross Profit                                        3,570,122        2,787,911

Selling, General and Administrative Expenses        3,932,165        4,534,054
                                               --------------   --------------
Operating Loss                                       (362,043)      (1,746,143)
                                               --------------   --------------
OTHER INCOME (EXPENSE)
Interest Income                                         9,953           19,940
Interest Expense                                      (44,413)         (41,506)
Disposal of Asset                                          --            2,102
                                               --------------   --------------
Total Other (Expense)                                 (34,460)         (19,464)
                                               --------------   --------------

Net Loss                                       $     (396,503)  $   (1,765,607)
                                               ==============   ==============
Basic and Diluted Net Loss Per Common Share    $        (0.08)  $        (0.37)
                                               ==============   ==============
Weighted Average Common Shares Outstanding -
   Basic and Diluted                                4,823,304        4,823,304
                                               ==============   ==============

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                 NINE MONTHS ENDED MARCH 31,
                                               -------------------------------
                                                    2010             2009
                                               --------------   --------------
OPERATING ACTIVITIES:
Net Loss                                       $     (396,503)  $   (1,765,607)
                                               --------------   --------------
Adjustments to Reconcile Net Income
   to Net Cash:
Depreciation and Amortization                          62,485          109,880
Gain on Sale of Equipment                                  --           (2,102)
Provision for Doubtful Accounts                       (91,128)         (59,181)

Changes in Assets and Liabilities:
(Increase) Decrease in:
Restricted Cash                                        (9,352)         (19,825)
Accounts Receivable                                 1,024,743        1,994,302
Inventory                                              89,159         (221,620)
Other Current Assets                                  (27,220)         (15,135)
Other Assets                                           (1,958)          (3,109)

Increase (Decrease) in:
Accounts Payable and Accrued Expenses              (1,861,591)       1,592,726
Unearned Revenue                                     (269,792)              --

Total Adjustments                              $   (1,084,654)  $    3,375,936
                                               --------------   --------------

NET CASH - OPERATING ACTIVITIES                $   (1,481,157)  $    1,610,329
                                               --------------   --------------

INVESTING ACTIVITIES:
Capital Expenditures                           $      (22,627)  $       (7,756)
Proceeds from the Sale of Equipment                        --           26,000
                                               --------------   --------------

NET CASH - INVESTING ACTIVITIES                $      (22,627)  $       18,224
                                               --------------   --------------

FINANCING ACTIVITIES:
Line of Credit- Net                            $      (28,732)  $   (1,658,009)

NET DECREASE IN CASH AND CASH EQUIVALENTS      $   (1,532,516)  $      (29,436)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIODS                                     $    1,654,366   $      314,618
                                               --------------   --------------
CASH AND CASH EQUIVALENTS AT END OF PERIODS    $      121,850   $      285,182
                                               --------------   --------------
Supplemental Disclosures of Cash Flow
   Information:
Cash paid during the period for:
Interest                                       $       46,270   $       41,506
Income Taxes                                   $        2,080   $        1,457

See Notes to Consolidated Financial Statements.

                      TRANSNET CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

(1.)  BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included. The operating results for the three months and nine months ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ending June 30, 2010.

      The balance sheet as of June 30, 2009 has been derived from the audited financial statements at such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

      For further information, please refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of TransNet Corporation and Subsidiary (the "Corporation") for the year ended June 30, 2009.

      Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.

(2.)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The complete list of significant accounting policies followed by the Corporation are set forth in Note 2 to the Corporation's consolidated financial statements in the Form 10-K for the fiscal year ended June 30, 2009. The Corporation considers the following to be critical accounting policies as that term is defined by the Securities and Exchange Commission ("SEC").

      (a) Revenue Recognition: The Corporation's revenues are derived from both the sale of equipment and services provided to customers. Revenues related to equipment sales are recognized when evidence of an arrangement exists, delivery has occurred, the sales price is both fixed and determinable, and collectability is reasonably assured.

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

      (b) Allowance for Doubtful Accounts: An allowance for doubtful accounts is provided against accounts receivable for amounts Management believes may be uncollectible. The Corporation monitors current conditions and determines the adequacy of this allowance by regularly reviewing the composition of its accounts receivable aging and evaluating individual customer receivables, considering each customer's financial condition and credit history.

      (c) Deferred Income Taxes: Pursuant to ASC Topic 740, "Income Taxes," income tax expense [or benefit] for the year is the sum of deferred tax expense [or benefit] and income taxes currently payable [or refundable]. Deferred tax expense [or benefit] is the change during the year in a company's deferred tax liabilities and assets. Deferred tax liabilities and assets are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

      The future realization of the deferred tax assets related to federal and state NOL carry-forwards is contingent upon the Corporation's future results of operations. The Corporation performs an analysis each year to determine if future income will more likely than not be sufficient to realize the recorded deferred tax asset. Management has established a deferred tax valuation on the total deferred tax asset as it may not be realized.

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

      In October 2009, the FASB issued ASU No. 2009-14, "Software (Topic 985):
      Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force)." ASU No. 2009-14 amends ASC 985-605, "Software: Revenue Recognition," such that tangible products, containing both software and non-software components that function together to deliver the tangible product's essential functionality, are no longer within the scope of ASC 985-

      605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after July 1, 2010. Earlier application is permitted with required transition disclosures based on the period of adoption. We are currently evaluating the application date and the impact of this standard on our consolidated financial statements. Both ASU No. 2009-13 and ASU No. 2009-14 must be adopted in the same period and must use the same transition disclosures.

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

      In January 2010, the FASB issued updated accounting guidance related to fair value measurements and disclosures which amends and clarifies existing disclosure requirements. This updated accounting guidance requires new disclosures related to amounts transferred into and out of Level 1 and 2 fair value measurements as well as separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements. This guidance also clarifies existing fair value disclosure requirements related to the level of disaggregation and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The Corporation does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

      In February 2010, the FASB issued an additional accounting pronouncement that amended certain requirements for subsequent events (FASB ASC Topic
      855), which requires an SEC filer or a conduit bond obligor to evaluate subsequent events through the date the financial statements are available to be issued and removes the previous requirement to disclose the date through which subsequent events have been evaluated. The amended amendments were effective on issuance of the final pronouncement. The adoption of this pronouncement had no effect on our consolidated financial statements.

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

The following table presents assets that are measured and recognized at fair value on a recurring basis.

                                      MARCH 31,
           DESCRIPTION                  2010      LEVEL 1    LEVEL 2    LEVEL 3
           -----------                ---------   -------   ---------   -------

      Certificate of Deposit          $ 872,973   $    --   $ 872,973   $    --

(5.)  LINE OF CREDIT

The Corporation previously financed inventory purchases through a credit line with a finance company, with a maximum credit line of $2,500,000, which was terminated by the Corporation in fiscal 2009. The Corporation currently utilizes credit available from multiple vendors under terms which provide for interest free periods ranging from 30 to 60 days. A significant portion of vendor credit is secured by certain of the Corporation's assets. The vendors may in their sole discretion from time to time determine the maximum amount of credit which they elect to extend. The Corporation entered into a line of credit with a financial institution, which is secured by the Corporation's certificate of deposit listed as restricted cash.

(6.)  INCOME TAXES

      The following reconciles the tax provision with the U.S. statutory tax rates:

                                                    THREE MONTHS ENDED MARCH 31,
                                                           2010           2009
        Income taxes at U.S. statutory rate               (35.0)%        (35.0)%
        State taxes, net of federal tax benefit            (6.0)          (6.0)
        Change in valuation allowance on
           deferred tax assets                             41.0           41.0
                                                    -----------    -----------
        TOTAL EXPENSE (BENEFIT)                               0%             0%
                                                    ===========    ===========

                                                     NINE MONTHS ENDED MARCH 31,
                                                           2010           2009
        Income taxes at U.S. statutory rate               (35.0)%        (35.0)%
        State taxes, net of federal tax benefit            (6.0)          (6.0)
        Change in valuation allowance on
           deferred tax assets                             41.0           41.0
                                                    -----------    -----------
        TOTAL EXPENSE (BENEFIT)                               0%             0%
                                                    ===========    ===========

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

RESULTS OF OPERATIONS

Overall revenues decreased in the quarter ended March 31, 2010 to $4,892,908 from $5,176,608 in the same period in the prior year, due to a decrease in service revenues resulting from product constraints and purchasing freezes by the State of New Jersey, as discussed below. Revenues from equipment sales increased slightly during the quarter, however. For the quarter ended March 31, 2010, the Corporation reported a net loss of $499,702 as compared with net loss of $585,190 for the similar period in the prior fiscal year. Revenues and earnings decreased in the nine-month period ended March 31, 2009 as compared to the same period in the prior year, primarily due to the factors referenced above. Revenues for the nine months ended March 31, 2010 were $16,532,943 as compared with $18,885,844 for the same period in fiscal 2009, with a net loss of $396,503 for the nine-month period ended March 31, 2010, compared with net loss of $1,765,607 for the same period in the prior fiscal year.

Operations were significantly effected by the freeze on purchases of equipment and services implemented by the State of New Jersey following the November 2009 gubernatorial election as the new administration was established and evaluated the State's financial condition. This reduced equipment and service revenues from state and local governmental agencies and educational customers (K-12 through higher education) (collectively "Public Sector" clients). As a result, sales to Public Sector clients during the second and third quarters of fiscal 2010 were lower than anticipated. Subsequent to the March 31, 2010 end of the period, the State has resumed purchases and the Corporation has received orders from its Public Sector clients. Management notes that no existing orders were cancelled as a result of the State freeze, but orders were delayed, however, which contributed to the decrease in service revenues. Demand for physical security systems marketed by TransNet continues to be strong, even in light of budgetary restrictions of Public Sector clients. As of the present time, our backlog of open orders from commercial and Public Sector clients is at the highest level in recent years, particularly with respect to orders received in April 2010. As previously reported, while no assurances can be given, we believe that TransNet is well positioned in the State's new purchasing contracts for growth of our business with Public Sector clients and that sales under these contracts will have a significant and positive impact on results. TransNet is listed by State selected manufacturers as an approved vendor for a significant number of IT, communication, and security products pursuant to these contracts. Management also notes that the federal stimulus package is expected to provide capital for a number of projects for Public Sector clients. Once fully implemented, the stimulus package is expected to provide an influx of capital for these clients and to clients in healthcare to use for programs such as security and first-responder technology and other products sold and supported by the Corporation. Due to uncertainties regarding the economy, however, no assurances can be given.

In addition to the Public Sector freeze, the Corporation's operations were significantly impacted by unanticipated product constraints on equipment manufactured by Cisco Systems, Inc. ("Cisco"). Cisco curtailed its manufacturing when demand for its products fell as the recession deepened. As demand increased with the beginnings of the economic recovery, Cisco's reduced levels of production were insufficient to meet its industry partners' growing demand for its product.. Based upon information reported by Cisco that is it investing in and improving the supply chain, Management believes that the constraints will ease by the end of the Corporation's fiscal year. Cisco product comprises a significant portion of system components for Voice over IP ("VoIP") systems provided by TransNet, and result in higher profit margin transactions. In response to these constraints, Management has implemented expense reduction measures until product levels improve and return to normal levels.

The losses for the nine-month period ended March 31, 2010 were attributable to the effects of the State freeze and product constraints, which decreased overall revenues, particularly service revenues. The reduction in service revenues significantly impacted profit margins. Despite the Cisco shortages, as a result of sales of higher profit IT solutions such as physical security systems, gross profit margin increased on equipment sales for the three and nine month period ended March 31, 2010 compared to the fiscal 2009. Because projects were delayed due to the freeze and constraints, the Corporation absorbed expenses related to under-utilization of its technical staff during the March 2010 quarter. This is particularly significant regarding the compensation levels for the more highly skilled members of the staff, whose skills demand higher wages.

Despite the decrease in the March 2010 quarter, service revenues increased during the nine-month period ended March 31, 2010 as compared to the prior year in conjunction with increased demand for services during the first two quarters of fiscal 2010. Demand for our products and services to date in the fourth quarter of fiscal 2010 has increased due in part to the State of New Jersey's resumption of purchases and to the easing of pent-up demand for IT products and services. Despite the results reported herein, Management is cautiously optimistic about the results for the remainder of fiscal 2010 and beyond.

Our service revenues are generated primarily by services including system planning, design, configuration, installation and implementation, testing, and optimization, often related to the sale and implementation of VoIP networks. In the past year, Management refocused its attention on utilization rates of its service technicians. As previously reported, project work has become the major source of service revenue generation. Revenues are also generated by a variety of support contracts with a number of corporate and Public Sector customers. Under these agreements, which provide service and support for customers' networks, personal computers, and peripherals, TransNet's Support Center provides troubleshooting, diagnosis, and remedial services performed remotely by skilled system engineers, who will be dispatched to perform on-site repairs, if necessary. The agreements provide a range of guaranteed response times, based upon the client's specific response requirements or the nature of the outage. The availability of these services is determined by the client, from 24/7 to next business day. These contracts are short-term, and contain provisions that permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur. Our system engineers and service technicians also provide service and support on an on-call basis. In addition to these services, TransNet provides temporary and permanent staffing and consulting services. Our staffing services are not a material source of revenues, but these services carry higher profit margins than equipment sales. This area of our operations was significantly impacted by the recession during fiscal 2009 as businesses curtailed staffing and reduced their personnel levels. During fiscal 2010, businesses were faced with special projects to perform required upgrades, repairs and replacement of their networks despite the recession. Because employers were reluctant to expand their own workforce, TransNet's staffing operations experienced a strong demand for temporary IT support specialists. Revenues generated by our staffing operations continue to improve as the demand for temporary employees increases. Although no assurances can be given, we believe that as the economy recovers and businesses begin to increase the number of employees, the demand for our staffing services will be positively affected.

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

As the economy slowly recovers from the recession, credit remains tight, and clients often face reduced budgets. We are confronted by continued restrictions on capital expenditures for many clients, who have restricted their IT budgetary spending and scrutinized their IT spending and the related returns on investments before incurring new expenses, often delaying purchases. As stated above, Management responded by refocusing our attention on sales of higher profit margin IT equipment, optimizing the utilization rates of its service technicians, and reducing selling and administrative expenses. Management believes that as a single-source provider, the Corporation will be in a better position to satisfy client demands for cost-effectiveness and a suitable return on investment. The VoIP networks marketed by TransNet are designed with the capacity for "optimization" through the subsequent addition of layers of solutions, for example, physical security solutions. We are confident that our strategy of being an advanced solutions provider will result in future revenues from clients' optimization of already installed networks. In conjunction with these solutions, we note the technologies of the integration of voice, video, and data that provide clients with new levels of operating efficiencies.

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

During the quarter ended March 31, 2010, selling, general and administrative expenses were 26% of revenue as compared to 25% for the comparative quarter in the prior year. Similarly, selling, general and administrative expenses for the nine-month period of fiscal 2010 and fiscal 2009 remained at 24% of revenues. Actual expenses decreased significantly for both 2010 periods as the Corporation undertook a number of staff reductions, and implemented salary freezes, salary reductions, and other cost reduction programs. The results of these cost-saving measures will be realized more fully through the remainder of fiscal 2010 and forward. Management continues its efforts to control expenses, despite increasing personnel related costs, such as health benefits.

Interest income decreased in the quarter and nine-month period ended March 31, 2010 as compared to the comparative periods in fiscal 2009 as a result of lower amounts invested. Interest expense increased in the quarter and nine month period ended March 31, 2010 compared to prior periods as a result of increased borrowing to fund equipment sales. The Corporation utilizes vendor credit options, which provide more favorable terms.

LIQUIDITY AND CAPITAL RESOURCES

There are no material commitments of the Corporation's capital resources, other than leases, third party lines of credit, and employment contracts.

Cash and cash equivalents decreased in the interim period ended March 31, 2010, as cash was used to fund operations. Cash levels continue to be impacted by the slow payment cycles of Public Sector clients and extended payment cycles from some commercial clients as a result of the economic downturn. The Corporation has entered into vendor credit arrangements to assist in purchasing inventory and provide more flexibility with respect to cash. A significant portion of vendor credit is secured by certain of the Corporation's assets.

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

Accounts receivable decreased at March 31, 2010 due to reduced revenues. Extended payment cycles of commercial customers and governmental agencies continue to affect our accounts receivable levels. Accordingly, Management vigorously continues its efforts to expedite payments from the governmental bodies and is working to implement more favorable payment schedules where possible. Management notes that payment terms with governmental clients are usually dictated by the client.

Inventories decreased at March 31, 2010 as a result of shipments to fill existing open orders. The decrease in accounts payable at March 31, 2010 is attributable to the overall reduction in equipment sales. Amounts outstanding under the line of credit decreased because purchases were made using vendor credit.

We require access to working capital from third party lines of credit and vendor credit to fund our day-today operations, particularly at the end of our fiscal quarters when demand for our products and services increase. We continue our concerted effort to improve our working capital position and have implemented measures to reduce headcount, streamline operations, and manage costs in response to the impact of the recession. In conjunction with the tightening of credit in the US economy, which has negatively impacted our access to credit, Management has reviewed the Corporation's credit facilities and available vendor credit and has taken steps to obtain the most favorable credit arrangements available. Prior to 2009, the Corporation previously financed inventory purchases through a credit line with a finance company, with a maximum credit line of $2,500,000, which was terminated by the Corporation in fiscal 2009 because the modified terms were unfavorable. Management currently utilizes various vendor credit options, all of which provide the Corporation with more favorable payment terms than those available under the prior credit line. Management believes that its cash balance and access to credit will be sufficient to fund its operations for the next twelve months. The unavailability of such credit going forward may have an adverse impact upon the operations of the Corporation.

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

ITEM 4. CONTROL AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Corporation have concluded, based on their evaluation as of March 31, 2010, that the Corporation's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

                                     PART II
                                OTHER INFORMATION

ITEM 5. OTHER INFORMATION

SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

On March 10, 2010, the Corporation held its annual meeting of shareholders for the purpose of considering and acting upon the election directors and ratification of selection of independent public accountants. At the meeting, the election of three nominated directors was approved.

Election of Directors:

         Name                           Shares Voted            Broker Non-Votes
----------------------------   ------------------------------   ----------------
                                  For      Authority Withheld
                               ---------   ------------------

Raymond J. Rekuc               1,752,192        442,309             1,286,654
Steven J. Wilk                 1,750,272        444,229             1,286,654
Susan M. Wilk                  1,710,147        484,354             1,286,654

Ratification of MSPC, Public Accountants and Advisors, a Professional Corporation as independent public accounting firm

                                 For       Against   Abstain
                               ---------   -------   -------
                               3,062,372   392,053   26,730

REGULATION FD DISCLOSURE

On April 21, 2010, TransNet issued a press release announcing $1.1M IT award

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

On May 14, 2010, TransNet issued a press release reporting its results of operations for the quarter and nine-month period ended March 31, 2010.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

      A. Exhibits -

         31.1 Certification required by Section 302

         31.2 Certification required by Section 302

         32 Certification required by Section 906

         99.1 Press Release dated April 21, 2010 announcing $1.1M IT award

         99.2 Press Release dated May 14, 2010 reporting TransNet's results for the quarter and nine month period ended March 31, 2010

      B. Reports on Form 8-K -

         On February 10, 2010, TransNet Corporation filed a Form 8-K under
         Item 7.01.

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

                                        TRANSNET CORPORATION
                                        (Registrant)

                                        /s/ Steven J. Wilk
                                        ---------------------------------
                                        Steven J. Wilk, President and
                                        Chief Executive Officer

                                        /s/ John J. Wilk
                                        ---------------------------------
                                        John J. Wilk,
                                        Chief Financial Officer
DATE: May 17, 2010