Form 10-K
period 2010-06-30
TRANSNET CORP
filed 2010-10-13
CIK 99313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         JUNE 30, 2010
                          ----------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                 to
                              ----------------    ------------------

                          Commission File Number 0-8693
                                                -------

                              TransNet Corporation
                              --------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                      22-1892295
  ---------------------------------------------------------------------------
  (State or other jurisdiction of             (I.R.S. Employer Identification
   incorporation or organization)                          Number)

            45 Columbia Road, Branchburg, New Jersey      08876-3576
            ----------------------------------------      ----------
            (Address of principal executive offices)      (Zip Code)

         Registrant's telephone number, including area code 908-253-0500
                                                           -------------

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) [ ] Yes [x] No

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant based upon the closing as of the last business day of the registrant's most recently completed second quarter was approximately $1,059,696.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
The number of shares of the registrant's common stock outstanding on October 12, 2010 was 4,823,304 shares (exclusive of Treasury shares).

                                TABLE OF CONTENTS

                                                                                              PAGE
                                                                                             -------

                                     PART I
Item 1.      Business                                                                            1
Item 1A.     Risk Factors                                                                        7
Item 2.      Properties                                                                          9
Item 3.      Legal Proceedings                                                                   9

                                     PART II
Item 4.      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
             Purchases of Equity Securities                                                     10
Item 6.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                         11
Item 6A.     Quantitative and Qualitative Disclosures about Market Risk                         16
Item 7.      Financial Statements and Supplementary Data                                       F-1
Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure                                                                         17
Item 8A.     Controls and Procedures                                                            17
Item 8B.     Other Information                                                                  18

                                    PART III
Item 9.      Directors, Executive Officers and Corporate Governance                             19
Item 10.     Executive Compensation                                                             21
Item 11.     Security Ownership of Certain Beneficial Owners and Management and Related
             Stockholder Matters                                                                25
Item 12.     Certain Relationships and Related Transactions and Director Independence           26
Item 13.     Principal Accountant Fees and Services                                             26

                                     PART IV
Item 14.     Exhibits and Financial Statement Schedules                                         27
Signatures                                                                                      29

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

      Statements included in this Report that do not relate to present or historical conditions are "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in
Section 21F of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the corporation's plans, strategies, objectives, expectations, and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements made in the Form 10-K generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of our business and industry. Words such as "believes," "forecasts," "intends," "possible," "will," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that a statement is not forward-looking. Among the important factors on which such statements are based are assumptions concerning the anticipated growth of the information technology industry, the continued need of current and prospective clients for the Corporation's products and services, the availability of qualified professional staff, and general economic conditions. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

INTRODUCTORY STATEMENT

      Throughout this Annual Report on Form 10-K, the terms "the Corporation," "we," "us," and "our company," unless the context indicates otherwise, refers to TransNet Corporation and our wholly-owned subsidiary, Century American Corporation.

ITEM 1. BUSINESS

      TransNet Corporation ("TransNet" or the "Corporation") is a single-source provider of technology infrastructure solutions, including unified communication and information technology ("IT") products and solutions, and technology management services designed to enhance clients' return on investment in IT costs through enhancing the productivity and security of their information systems. Through its sales and service departments, TransNet provides IT products, technologies, solutions, and services for its customers throughout the entire "life cycle" of their IT systems by combining a wide array of value-added professional technical services with the sale of voice over internet protocol ("VoIP" or "IP") systems, hardware systems, network products, physical security solutions, wireless networks and communication products, computers, peripherals, and software. TransNet also provides IT staffing services and end-user training. TransNet was incorporated in the State of Delaware in 1969. As used herein, the term "Corporation" shall refer to TransNet and where the context requires, shall include TransNet and its wholly-owned subsidiary, Century American Corporation. Century American Corporation, formerly a leasing subsidiary, is currently inactive.

DESCRIPTION OF BUSINESS

      PRODUCTS, SOURCES, AND MARKETS: IT systems are critical to an organization's productivity and ability to compete. As a single-source unified communications and IT provider, the Corporation partners with its clients through all stages of the "life cycle" of the client's information system network, providing the best solution to meet each client's individual needs. Our sales and technical representatives meet with the client to understand the clients' goals and challenges, and perform a needs analysis, then plan, prepare, design, implement, operate, safeguard data, and optimize the networks as the clients needs evolve. The sale of IT equipment and related software for VoIP systems, network products, physical security solutions, wide-area networks ("WANs"), local area network ("LANs"), desktop and laptop computers, and video surveillance products accounted for a significant portion of the Corporation's revenues, accounting for 57% of revenue in fiscal 2010, and 63% of revenue in fiscal.

      TransNet provides cost-efficient and flexible IT solutions including a variety of networks, including VoIP systems, LANs and WANs. Our network infrastructure solutions include of network routing and switching, wireless networks, and network security solutions. As part of its single source approach, the Corporation is a systems integrator, combining hardware and software products from different manufacturers into working systems for maximum flexibility. Equipment sold by TransNet includes network electronics, VoIP products, servers, monitors, computer hardware, printers, physical security systems and video surveillance equipment, and operating systems software. IP is the network data communications protocol utilized by most businesses. Implementing voice over the IP network (VoIP) has been widely accepted due to the benefits of increased productivity and cost savings flowing from these systems. Most of the networks sold by TransNet are VoIP systems, which incorporate the technological advances allowing the convergence of voice and data, as well as video and security solutions onto the network. VoIP systems provide great potential for expansion to incorporate various converged technologies to meet clients' IT needs with one network. The resulting efficiencies of operation and inherent ability to expand provide clients with the ability and flexibility to expand systems to meet specific requirements and as time and budgets allow.

      As clients migrate to the use of VoIP systems, and the inherent complexities of these systems, we believe that clients will choose to work with a business such as TransNet, with expertise as an IT solutions provider. Because clients' IT needs and IT solutions are increasingly more sophisticated, and because technology develops at a rapid pace, TransNet keeps pace with these changes to ensure its ability to effectively deliver advanced solutions to our clients. To meet this demand, TransNet maintains strategic alliances with the industry's leading IT manufacturers. TransNet does not manufacture or produce any of the items it markets. We are currently an authorized reseller for Cisco Systems, Inc. ("Cisco") as a Cisco Silver Certified Partner, Dell, Inc., Hewlett-Packard ("HP") as an HP Gold Provider, a State/Local Government Specialized Partner, Elite Education Partner (K-12 and higher education), IPcelerate, Inc. ("IPcelerate"), Lenovo, Lexmark International, Inc., McAfee, Inc., Microsoft as a Microsoft Gold Partner, NEC-Mitsubishi Electronic Display of America, Inc. ("NEC"), Nortel/Avaya Networks ("Nortel"), Novell, Inc. ("Novell") as a Novell Silver Partner, Smart Technologies, Symantec, Toshiba American Information Systems, Inc. ("Toshiba"), VMware, Inc., Websense, and 3COM (through JP). In addition to those manufacturers referenced above, we sell products manufactured by Citrix and Xerox/Tektronix, as well as video surveillance equipment manufactured by Bosch, and 9-1-1 emergency response and system management solutions manufactured by PlantCML. As a result of these alliances, combined with our expertise, we offer our clients a wide range of products and solutions to meet the diverse range of client needs. These alliances are subject to specified qualifications and may be terminated by either party.

      As the use of wireless networks expands, due to the ease of access to these networks, the need for security to protect against unauthorized access is paramount to client's requirements. In keeping with the critical need for network security, the Corporation markets network management and control software to provide greater security to its clients, allowing them to monitor and control access to their networks with security measures such as user authentication and verification. TransNet offers a full range of security products to provide the required security safeguards, including the technologies described below.

      TransNet's strategy is to become a leading provider of advanced technologies. To continue its commitment to provide its clients with cutting-edge technology, and in keeping with this strategy, our unified communications offerings include products from industry leaders, an example of which is the addition of Cisco physical security products. The networks sold by TransNet allow for optimization through addition of new "layers" which incorporate new solutions converged on to an existing network. These layers may be selectively added in increments to existing networks based on specific client needs, budgets, and timeframes. While many of these solutions, such as the ones discussed below, have been evolving over the past few years, it is only recently that these technologies have evolved to the point of integration onto a VoIP system. One example is physical security solution suites for both public and commercial sites. The need and demand for these solutions has increased dramatically in recent years in the aftermath of public violence, and "situational awareness" is key. In addition to tie-ins to fire alarms and smoke detectors, these solutions, through video surveillance cameras, as well as personnel authentication and validations, monitor access to specific physical locations with advanced network-administered security controls focused upon intruder prevention and containment. These physical security solutions not only monitor and control access to locations under specified parameters that may be modified by the client with respect to day of the week and time of day, but because these solutions now operate on the client's VoIP network, they connect with the network's voice, data, and video applications to provide real-time notification of security breaches, and allow for instant messaging of first-responders and/or security forces, and/or to provide automatic physical security modifications in effected areas of a location, for example, restricting entrance or exits from a particular part of a building, or enhanced video surveillance to improve the clarity of videos from monitoring cameras. An added benefit may be obtained through the use of secure virtual private network ("VPN") access, whereby these systems allow monitoring of multiple areas without incurred expenses for multiple security teams. We believe these technologies hold great promise for educational facilities and emergency response clients, as well as having commercial applications.

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

      Other than a small inventory of parts and supplies, the Corporation does not maintain a standard inventory, but orders product based upon orders received by its clients. Most products are sold pursuant to purchase orders. Larger orders may be governed by contracts that establish specified prices. Shipments are made from the Corporation's warehouse in Branchburg, New Jersey primarily through common carriers. In addition, in an effort to reduce costs, the Corporation utilizes a direct shipping program, through which product is shipped directly to our clients from the Corporation's suppliers. Backlogs of orders are generally immaterial, although the Corporation has experienced an increase in open orders during the first quarter of fiscal 2011.

      The marketing of IT products and related technical services is generally not seasonal in nature.

      TECHNICAL SUPPORT AND SERVICE: During the past year, our management continued its focus on marketing a wide array of sophisticated technical services in conjunction with equipment sales to its clients in order to maximize profits. Services are available for a variety of products marketed by the Corporation, and include system integration and design, preparing, implementing, testing, operating, supporting, and optimizing the networks we market. In addition, TransNet provides post-installation technical support and network monitoring services, authorized warranty service, help-desk services, call center support, and "break and fix" repair and maintenance services. Service operations are a significant source of revenues, comprising 43% of revenues in fiscal 2010and 37% of revenues in fiscal 2009.

      TransNet's technical services are delivered by our staff of specially certified and trained systems engineers and technical representatives. Members of our technical staff hold a variety of specialized certifications and all receive on-going training and certification programs to keep pace with the demands of rapid technological development, and to obtain and maintain the requisite qualifications to provide unparalleled levels of service. As referenced above, TransNet maintains strategic alliances with the industry's leading manufacturers and we often work with these partners on specified networks. TransNet is an authorized service and support dealer for the following manufacturers: Cisco (Silver Certified Partner), Dell Inc., Hewlett Packard (as a Gold Partner), Lenovo, IPcelerate, Lexmark, Microsoft (as a Gold Partner), and Nortel/Avaya.

      As IT systems have evolved, so has the need for sophisticated planning, design, and implementation services, as well as post-installation support services. Our clients require the assistance of an experienced, qualified IT solutions provider such as TransNet. Our technical representatives are a vital component of system planning and design, working closely with our sales staff and our clients to ensure the delivery and implementation of a system that addresses all of the clients IT needs, a process that involves determining each customer's standard hardware technology, application, and operating system software, and networking platform requirements. TransNet also offers post-installation training on the new system.

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

      Post-installation, TransNet offers a variety of support contracts tailored to clients' support requirements to assure prompt response to network problems. Networks have become increasingly complex, the number of wireless networks has expanded, and the need for sophisticated services related to management and security of network operations and proper flow and security of data likewise has increased. Network security includes firewalls, intrusion prevention and detection, and virtual private networks. In response to the increased security needs of its clients, TransNet has incorporated network security management into its service offerings. TransNet utilizes automated remote management systems to provide real-time monitoring of clients' networks, VoIP systems and network infrastructure and immediate detection of, and response to, network problems or failure, or breaches in network security. Detected problems are routed through our Support Center, and a technician is assigned to remedy the situation remotely if possible, or dispatched to the client site, if necessary. Regular diagnostic reports are generated, as well.

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

      Through its "TechNet" program, the Corporation stations service personnel at a customer's location on a full-time basis. Under this program, the Corporation has entered into individual agreements with large corporate customers to provide help-desk, technical support, and repair and maintenance services. Technical support and services are performed pursuant to contracts of specified terms and coverage (hourly rates or fixed price extended contracts) or on a time and materials basis. These agreements are for twelve months or less. These agreements contain provisions allowing for termination prior to the expiration of the agreements. Although the agreements generally contain renewal terms, there is no assurance that the agreements will be renewed. During the past few years, this area of service operations has declined, as many US businesses have moved their help-desk/technical support programs outside the United States, a trend we believe will continue.

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

      IT STAFFING: TransNet provides a range of services to recruit and source technical personnel to meet the specific short-term or long-term interim and permanent staffing needs of our clients. Because of its first-hand knowledge of the industry and the skills and experience required for IT positions, TransNet understands its clients' staffing needs. Recruiters with experience in our industry provide cost-effective services to locate and deliver qualified candidates. Our staffing activities are not a material source of revenues. These higher profit margin service revenues increased during fiscal 2010 after a significant decrease in fiscal 2009 due to the recession and resulting decline in staffing activities. We anticipate that this trend of increased staffing will continue as the national economy slowly recovers, particularly because many companies chose to supplement their staff with temporary employees rather than hire full-time employees.

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

      SUPPLIERS: TransNet purchases product directly from its suppliers. The Corporation reduces its costs for through buying arrangements with Ingram Micro, Inc., its principal supplier, and other industry suppliers. Under these arrangements, the Corporation is able to purchase equipment of various manufacturers at discounts and terms currently unavailable to it through other avenues. During fiscal 2010, the majority of the revenues generated by TransNet from product sales were attributable to products purchased from Ingram Micro, Inc. The balance of the Corporation's product line was purchased from Tech Data Corp., Synnex, and HP, from whom the Corporation purchases direct, as well as a variety of sources used on an as needed order basis. Management anticipates that Ingram Micro, Inc. will be a major supplier during fiscal 2011.

      CUSTOMERS: As mentioned above, TransNet's target markets are commercial and Public Sector customers. The majority of the Corporation's corporate customers are commercial users located in the New Jersey - New York City metropolitan area and eastern Pennsylvania.

      No customer accounted for 10% or more of the Corporation's revenues in fiscal 2010 or 2009.

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

      While price has become the principal competitive factor in the IT market, we believe that other factors are important to prospective and existing clients. TransNet also competes on the basis of technical expertise in sales and quality of support services, broad range of product offerings, and flexibility in design of customer specific solutions, performance, product quality and reliability, brand, distribution, account relationships, customer service and support. Management believes that TransNet's understanding of customers' needs and its ability to combine competitive pricing with responsive and sophisticated support services allow it to compete effectively against a wide variety of alternative sales and distribution channels, including independent dealers, direct mail and telemarketing, superstores and direct sales by manufacturers (including some of its own suppliers). In a cost-effective marketing approach, the Corporation now targets larger customers with more diversified and more highly sophisticated product and technical support needs for its marketing efforts in order to sell a greater number and variety of products and services at one or a limited number of locations, thereby improving its gross profit margins.

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

      EMPLOYEES: As of September 15, 2010, the Corporation employed 85 full-time employees and 23 part-time employees. None of its employees are subject to collective bargaining agreements.

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

ITEM 1A. RISK FACTORS

The following are risks related to our business:

OUR OPERATING RESULTS HAVE VARIED, AND MAY CONTINUE TO VARY. WE RECOGNIZED LOSSES FOR THE PAST TWO FISCAL YEARS.
      We incurred losses of approximately $1.6 million for fiscal 2010 and $2.7 million for fiscal 2009. Our net losses may continue and our ability to return to profitability will be impacted by:

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

GENERAL MARKET AND ECONOMIC CONDITIONS, INCLUDING THOSE RELATED TO CREDIT MARKETS, MAY CONTINUE TO ADVERSELY IMPACT OUR BUSINESS AND RESULTS OF OPERATIONS.
      Economic conditions since September 2008, notably the decline in the economy, businesses, consumer confidence, and increased unemployment have resulted in volatility and general economic slowdowns not seen in decades. National economic conditions have resulted in dramatic changes in the availability of credit and dramatic slowdowns in business. Continued concerns about economic recovery have hampered growth. As a result of these conditions the availability of capital and credit has been and may continue to be adversely affected. If these market conditions continue, they may limit our ability and that of our customers to timely access the capital and credit necessary for business operations, and may affect our financial condition and results of operation.

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

OUR INDUSTRY IS SUBJECT TO PRICING PRESSURES.
      Although we believe our pricing is competitive, certain of our competitors may offer more aggressive pricing to customers. Pricing pressure and competition for a reduced amount of business have intensified in the current economic downturn. As we have previously reported, the IT industry is subject to price reductions, and we believe that the current economic conditions may continue to intensify pricing pressure. As a result, we may have to lower prices to remain competitive, and reduced prices would require us to sell a higher volume of sales and services, and may have a negative effect upon our gross profit margins.

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

                                     PART II

ITEM 4. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITYHOLDERS MATTERS

      TransNet's common stock is quoted and traded on the OTC Bulletin Board under the symbol "TRNT." The following table indicates the high and low closing sales prices for TransNet's common stock for the periods indicated based upon information reported by the National Association of Securities Dealers.

Calendar Year                                 Closing Sales Prices
-------------                                 --------------------
                                                High        Low
                                              ---------   --------
2008
-----

      Third Quarter                           $    0.60   $   0.29
      Fourth Quarter                               0.36       0.14

2009
-----
      First Quarter                           $    0.26   $   0.13
      Second Quarter                               0.22       0.14
      Third Quarter                                0.25       0.17
      Fourth Quarter                               0.34       0.25

2010
-----
      First Quarter                           $    0.32   $   0.23
      Second Quarter                               0.33       0.15

      As of September 21, 2010, the number of shareholders of record of TransNet's common stock was 2,145. Such number of record owners was determined from the Company's shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

      TransNet declared a dividend of $0.07 per share on April 28, 2004, payable to shareholders on May 14, 2004. The dividend was paid on June 1, 2004. This was the first dividend paid by the Corporation. The Board of Directors may consider future dividends, but no assurance can be given that additional dividends will be issued. No other dividends have been declared.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

      Revenues for the fiscal year ended June 30, 2010 were $20,943,304, as compared to $24,142,487 for fiscal 2009. Revenues from equipment sales decreased in fiscal 2010 due to decreased client demand stemming from the recession, product constraints on certain VoIP product, and the increase in direct shipments, as discussed below. During fiscal 2009, revenues for equipment sales and the provision of technical services were significantly reduced as a direct result of the slowdown resulting from the national recession. For the fiscal year ended June 30, 2010, the Corporation reported a net loss of $1,566,773 as compared to net loss of $2,735,097 for the year ended June 30, 2009.

      During the fiscal year ended June 30, 2010, revenues from equipment sales were reduced as a result of a number of factors, which included the continuation of the economic slowdown. Operations were significantly affected by the freeze on purchases of equipment and services implemented by the State of New Jersey following the November 2009 gubernatorial election as the new administration was established and evaluated the State's financial condition. This reduced equipment and service revenues from state and local governmental agencies and educational customers (K-12 through higher education) (collectively "Public Sector" clients). As a result, sales to Public Sector clients during the second quarter and most of fiscal 2010 were lower than anticipated. During the fourth quarter, the State resumed purchases and the Corporation has received orders from its Public Sector clients. Management notes that no existing orders were cancelled as a result of the State freeze, but these clients delayed implementation of orders, however, which contributed to a decrease in service revenues. Demand for physical security systems marketed by TransNet continues to be strong, even in light of budgetary restrictions of Public Sector clients. While no assurances can be given, we believe that TransNet is well positioned in the State's new purchasing contracts for growth of our business with Public Sector clients and that sales under these contracts will have a significant and positive impact on results. TransNet is listed by State selected manufacturers as an approved vendor for a significant number of IT, communication, and security products pursuant to these contracts.

      Changes in purchasing mechanisms by the State enacted in fiscal 2010 also reduced revenue levels by requiring certain purchases made by State entities be made directly from manufacturers. Implementation of this new "agency model" contributed to the decrease in equipment sales revenue. Under this model, certain orders are processed directly by our hardware partners, who receive purchase orders directly, and ship and invoice to our clients directly. TransNet is paid an agency fee for generating the transaction. Although these transactions lower the amount of revenue realized, they provide payment of the fee within a shorter period than the typical payment period for sales invoiced by the Corporation, and free our funding for other transactions. Sales under this agency model were not a material source of revenues. Revenues from these transactions are included in Service revenues. Cost of equipment sold may be impacted by the Corporation's eligibility for temporary incentives, such as rebates, offered by equipment manufacturers from time to time. The Corporation's eligibility for the rebates is usually subject to minimum sales levels and satisfaction of other criteria established by the manufacturers in their sole discretion. Rebates received during fiscal 2010 did not have a material impact upon cost of equipment sold.

      In addition to the Public Sector freeze, the Corporation's operations were significantly impacted by unanticipated product constraints on equipment manufactured by Cisco Systems, Inc. ("Cisco"). Cisco product comprises a significant portion of system components for VoIP systems provided by TransNet, and result in higher profit margin transactions. Cisco curtailed its manufacturing when demand for its products fell as the recession deepened. As customer orders increased from pent-up demand, indicating possible beginnings of an economic recovery, Cisco's reduced levels of production were insufficient to meet its industry partners' growing demand for its product. In response to these constraints, Management implemented expense reduction measures until product levels improved and returned to normal levels. The constraints affected operations through the fourth quarter of fiscal 2010. During that quarter, we received a high volume of orders for product and related services, many of which could not be filled because product was not available. As a result, TransNet entered the first quarter of fiscal 2011 with a near record level of open orders.

      The losses for fiscal 2010 were attributable to the effects of the State freeze and product constraints, which decreased overall revenues, and particularly affected higher profit margin service revenues. Despite the Cisco shortages, as a result of sales of higher profit IT solutions such as physical security systems, gross profit margin increased on equipment sales for fiscal 2010 compared to the fiscal 2009. Because projects were delayed due to the freeze and constraints, the Corporation absorbed expenses related to under-utilization of its technical staff during the year. This is particularly significant regarding the compensation levels for the more highly skilled members of the staff, whose skills demand higher wages.

      Despite the decreases related to product constraints, service revenues increased during the fiscal 2010 as compared to the prior year in conjunction with increased demand for services during the first two quarters of fiscal 2010. Demand for our products and services in the fourth quarter of fiscal 2010 increased due in part to the State of New Jersey's resumption of purchases and to the easing of pent-up demand for IT products and services.

      Revenues from equipment sales in fiscal 2009 period reflected the overall slowdown in business. The loss in 2009 was primarily due to the slowdown in business and delays in projects as a result of the economic downturn, combined with lower profit margin equipment sales and technical services. Equipment sales during fiscal 2009 included a significantly reduced amount of higher profit equipment, such as VoIP systems, resulting from the restriction on capital expenditures by many clients. This negatively impacted profit margins. Uncertainty of our Public Sector clients regarding the proposed federal stimulus package and state funding added to the slowdown while their projects were on hold pending funding parameters. In addition to the economic downturn, during fiscal 2009 delays in orders resulting from prolonged negotiations in connection with changes instituted by the State of New Jersey to modify the channels through which the State purchases IT equipment and services. As disclosed, purchasing by Public Sector clients throughout fiscal 2009 was significantly reduced in anticipation of changes to purchasing mechanisms, as an extended process of negotiation of new contracts between the

State and major IT manufacturers took place. The contracts were finalized and executed in the third quarter of fiscal 2009.

      Service revenues in fiscal 2009 decreased as the result of an overall slowdown in new orders, the recession-related "on hold" status of several projects pending third party progress on the projects, and the resulting downtime of some technical personnel. During that year, construction related delays, which are not uncommon, occurred in a number of projects because the Corporation's portion of the project could not be performed until a specified amount of the construction has been completed and/or certain determinations made as to specifics of the project due to customer-originated change orders. Due to the delays, the Corporation absorbed expenses related to under-utilization of its technical staff, particularly related to more highly compensation higher-skilled technical engineers.

      Our service revenues are generated primarily by services including system planning, design, configuration, installation and implementation, testing, and optimization, often related to the sale and implementation of VoIP networks. Service related revenues, a material portion of revenues, are significant in their contributions to net income because these operations yield a higher profit margin than equipment sales. During fiscal 2010, Management refocused its attention on utilization rates of its service technicians. As previously reported, project work has become the major source of service revenue generation. Revenues are also generated by a variety of support contracts with a number of corporate and Public Sector customers. Under these agreements, which provide service and support for customers' networks, personal computers, and peripherals, TransNet's Support Center provides troubleshooting, diagnosis, and remedial services performed remotely by skilled system engineers, who will be dispatched to perform on-site repairs, if necessary. The agreements provide a range of guaranteed response times, based upon the client's specific response requirements or the nature of the outage. The availability of these services is determined by the client, from 24/7 to next business day. These contracts are short-term, and contain provisions that permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur. Our system engineers and service technicians also provide service and support on an on-call basis.

         In addition to these technical services, TransNet provides temporary and permanent IT staffing and consulting services. Our staffing services are not a material source of revenues, but these services carry higher profit margins than equipment sales. This area of our operations was significantly impacted by the recession during fiscal 2009 as staffing operations virtually ground to a halt as businesses curtailed staffing and reduced their personnel levels. During fiscal 2010, however, businesses were faced with special projects to perform required upgrades, repairs and replacement of their networks despite the recession and demand for our services increased. Because employers are reluctant to expand their own workforce, TransNet's staffing operations experienced a strong demand for temporary IT support specialists. Revenues generated by our staffing operations continue to improve in conjunction with the demand for temporary employees. Although no assurances can be given, we believe that as the economy recovers and businesses begin to increase the number of employees, revenues and profits from our staffing services will be positively affected.

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

      Management has also directed attention to new service offerings that take into account clients' cost constraints. The Corporation modified its service offerings in response to industry fluctuations, and employs experienced and specially certified systems engineers and project managers to respond to VoIP projects. We believe our focus upon higher margin services related to VoIP/IP Telephony and physical security will lead to growth and opportunities for the Corporation. Our goal is to increase our profit margins further as we focus on higher-end products and services flowing from security, communications, and data center management. The complex products and services not only are higher-margined items, but are also of pressing importance to our clients.

In addition to the challenging economic environment, the computer industry has experienced a continuing trend of decreasing prices of computers and related equipment. Management believes that this trend will continue. Industry-wide, the result of price erosion has been lower profit margins on sales, which require businesses to sell a greater volume of equipment to maintain past earning levels. Another result of the price decreases has been intensified competition within the industry, including the consolidation of businesses through merger or acquisition, as well as the increased initiation of sales by certain manufacturers directly to the end-user and the entrance of manufacturers into technical services business. Management believes that the adoption of policies by many larger corporate customers, which limit the number of vendors permitted to provide goods and services for specified time periods, has further increased price competition.

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

      As a result of reduced revenues for fiscal 2010, selling, general and administrative expenses, despite an actual decrease in expenses, remained approximately the same percentage of revenues as fiscal 2009, translating to 25% of revenues. Actual expenses decreased significantly during fiscal 2010 as the Corporation undertook a number of staff reductions, and implemented salary freezes, salary reductions, and other cost reduction programs. The results of these cost-saving measures will be realized more fully going forward. Management continues its efforts to control expenses, despite increasing personnel related costs, such as health benefits. During the second half of fiscal 2009, management aggressively increased its efforts to reduce expenses and adjusted the allocation of personnel to increase the number of employees providing billable services.

      Interest income decreased in fiscal 2010 as compared to fiscal 2009 as a result of lower amounts invested. Interest expense increased in the fiscal 2010 compared to prior year as a result of increased borrowing to fund equipment sales. The Corporation utilizes vendor credit options, which provide more favorable terms.

LIQUIDITY AND CAPITAL RESOURCES

      There are no material commitments of the Corporation's capital resources, other than leases, third party lines of credit, and employment contracts.

      Cash and cash equivalents decreased in fiscal 2010, as cash was used to fund operations. Cash levels continue to be impacted by the slow payment cycles of Public Sector clients and extended payment cycles from some commercial clients as a result of the economic downturn. The Corporation has entered into vendor credit arrangements to assist in purchasing inventory and provide more flexibility with respect to cash. A significant portion of vendor credit is secured by certain of the Corporation's assets.

      The amount of cash received from or used by operating activities will vary based on a number of business factors which may vary at different times, including terms of available financing from vendors, and slowdowns or upturns in our business or that of our customers. A decline in service revenues and/or a change in the proportion of service revenues to total revenues may affect operating cash flow as the bulk of the Corporation's service revenues are derived from billing of our technical staff's services. The cash outlay for the labor/payroll underlying these services is incurred on a semi-monthly basis. Billing is determined by timeframes set by our clients. Additionally, as referenced above, during fiscal 2010 and 2009, the Corporation absorbed costs related to downtime of a portion of our technical staff which resulted from the slowdown of new business resulting from purchasing freezes and product constraints.

      Accounts receivable decreased at June 30, 2010 compared to the prior year due to reduced revenues. The timing of our collection of accounts receivable is a significant factor in our cash flow to fund operations. Products and are typically sold on short-term credit terms, but may also include extended terms under such projects as E-rate projects. Extended payment cycles of commercial customers and governmental agencies continue to affect our accounts receivable levels. Accordingly, Management vigorously continues its efforts to expedite payments from the governmental bodies and is working to implement more favorable payment schedules where possible. Management notes that payment terms with governmental clients are usually dictated by the client.

      Inventories decreased slightly in fiscal 2010 as compared to the prior year as a result of direct shipments and revenue levels. Management minimizes the amount of inventory on hand. The decrease in accounts payable for the period ended June 30, 2010 is attributable to the utilization of lines of credit to finance equipment sales.

      We require access to working capital from third party lines of credit and vendor credit to fund our day-to-day operations, particularly at the end of our fiscal quarters when demand for our products and services increase. We continue our efforts to improve our working capital position and implemented further measures to reduce headcount, streamline operations, and manage costs in response to the impact of the recession. In conjunction with the tightening of credit in the US economy, which has negatively impacted our access to credit, management has reviewed the Corporation's line of credit and available vendor credit and has taken steps to obtain the most favorable credit arrangements available. The Corporation previously financed inventory purchases through a credit line with a finance company, with a maximum credit line of $2,500,000, which was terminated by the Corporation during the fourth quarter of fiscal 2009 because the modified terms were unfavorable. Management utilizes various vendor credit options, all of which provide the Corporation with more favorable payment terms than those available under the prior credit line. Management believes that its current levels of available credit will be sufficient to meets its requirements going forward. The unavailability of such credit going forward may have an adverse impact upon the operations of the Corporation.

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

ITEM 6A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Not applicable.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Attached.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of TransNet Corporation and Subsidiary
   Somerville, New Jersey



We have audited the consolidated balance sheets of TransNet Corporation and Subsidiary as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransNet Corporation and Subsidiary as of June 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles.




/s/ MSPC
Certified Public Accountants and Advisors,
A Professional Corporation

Cranford, New Jersey
October 13, 2010

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                            JUNE 30,
                                                 ------------------------------
                                                      2010            2009
                                                 --------------   -------------
ASSETS:
CURRENT ASSETS:
   Cash and Cash Equivalents                     $      318,377   $   1,654,366
   Restricted Cash                                      876,147         863,621
   Accounts Receivable - Net                          3,532,046       4,392,995
   Inventories - Net                                    247,742         261,456
   Other Current Assets                                   3,587          11,152
                                                 --------------   -------------

   TOTAL CURRENT ASSETS                               4,977,899       7,183,590

PROPERTY AND EQUIPMENT - NET                             56,309         120,690

OTHER ASSETS                                            229,335         216,755
                                                 --------------   -------------

   TOTAL ASSETS                                  $    5,263,543   $   7,521,035
                                                 ==============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:

   Accounts Payable                              $    1,998,180   $   3,481,381
   Accrued Expenses                                     343,838         403,181
   Unearned Revenue                                     193,222         365,442
   Due to Officers                                       75,000              --
   Lines of Credit                                    1,777,139         828,094
                                                 --------------   -------------

   TOTAL CURRENT LIABILITIES                          4,387,379       5,078,098
                                                 --------------   -------------

STOCKHOLDERS' EQUITY:

   Capital Stock - Common, $.01 Par Value,
     Authorized 15,000,000 Shares; Issued
     7,408,524 Shares at June 30, 2010 And
     2009 [of which 2,585,220 are in Treasury
     at June 30, 2010 and 2009]                          74,085          74,085

   Additional Paid-in Capital                        10,574,670      10,574,670

   Accumulated Deficit                               (2,619,756)     (1,052,983)
                                                 --------------   -------------

   Totals                                             8,028,999       9,595,772

   Less: Treasury Stock - At Cost                    (7,152,835)     (7,152,835)
                                                 --------------   -------------

   TOTAL STOCKHOLDERS' EQUITY                           876,164       2,442,937
                                                 --------------   -------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $    5,263,543   $   7,521,035
                                                 ==============   =============

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                          YEARS ENDED
                                                 ------------------------------
                                                            JUNE 30,
                                                 ------------------------------
                                                       2010           2009
                                                 --------------   -------------
REVENUE:
   Equipment                                     $   11,999,064   $  15,190,823
   Services                                           8,944,240       8,951,664
                                                 --------------   -------------

   TOTAL REVENUE                                     20,943,304      24,142,487
                                                 --------------   -------------

COST OF REVENUE:
   Equipment                                          9,874,356      13,599,527
   Services                                           7,367,445       7,426,305
                                                 --------------   -------------

   TOTAL COST OF REVENUE                             17,241,801      21,025,832
                                                 --------------   -------------

   GROSS PROFIT                                       3,701,503       3,116,655

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          5,217,162       5,846,897

   OPERATING LOSS                                    (1,515,659)     (2,730,242)

OTHER INCOME [LOSS]:
   Interest Income                                       13,127          40,125
   Interest Expense                                     (67,988)        (55,492)
   Gain on Sale of Asset                                  3,747          10,512
                                                 --------------   -------------

   LOSS BEFORE INCOME TAX BENEFIT [EXPENSE]          (1,566,773)     (2,735,097)

INCOME TAX BENEFIT [EXPENSES]                                --              --
                                                 --------------   -------------

   NET LOSS                                      $   (1,566,773)  $  (2,735,097)
                                                 ==============   =============

   BASIC AND DILUTED
     NET LOSS PER COMMON SHARE                   $         (.32)  $        (.57)
                                                 ==============   =============

   WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC AND DILUTED                  4,823,304       4,823,304
                                                 ==============   =============

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                     RETAINED
                               COMMON STOCK                          EARNINGS          TREASURY STOCK             TOTAL
                          -----------------------     PAID-IN      [ACCUMULATED   --------------------------   STOCKHOLDERS'
                            SHARES       AMOUNT       CAPITAL        DEFICIT]       SHARES         AMOUNT         EQUITY
                          -----------   ---------   ------------   ------------   -----------   ------------   -------------
BALANCE - JUNE 30, 2008     7,408,524     74,085     10,574,670      1,682,114     (2,585,220)    (7,152,835)      5,178,034

   Net Loss                        --         --             --     (2,735,097)            --             --      (2,735,097)
                          -----------  ---------   ------------   ------------    -----------   ------------   -------------

BALANCE - JUNE 30, 2009     7,408,524     74,085     10,574,670     (1,052,983)    (2,585,220)    (7,152,835)      2,442,937

   Net Loss                        --         --             --     (1,566,772)            --             --      (1,566,772)
                          -----------  ---------   ------------   -------------   -----------   ------------   --------------

BALANCE - JUNE 30, 2010     7,408,524  $  74,085   $ 10,574,670   $ (2,619,755)    (2,585,220)  $ (7,152,835)   $    876,165
                          ===========  =========   ============   =============   ===========   ============   ==============



See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                           YEARS ENDED
                                                   ---------------------------
                                                             JUNE 30,
                                                   ---------------------------
                                                       2010           2009
                                                   ------------   ------------
OPERATING ACTIVITIES:
   Net Loss                                        $ (1,566,773)  $ (2,735,097)
                                                   ------------   ------------
   Adjustments to Reconcile Net Loss to Net Cash
     Provided by Operating Activities:
     Depreciation and Amortization                       86,399        148,454

     Gain on Sale of Asset                               (3,747)       (10,512)
     Provision for Doubtful Accounts                    (97,378)         5,000
     Deferred Income Taxes                                   --             --
     Inventory Reserve Adjustment                            --         (4,000)

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Restricted Cash                                  (12,526)       (26,611)
       Accounts Receivable                              958,327      2,079,953
       Inventories                                       13,714          8,521
       Other Current Assets                               7,565          6,822
       Other Assets                                     (12,580)       (12,760)

     Increase [Decrease] in:
       Accounts Payable and Accrued Expenses         (1,542,544)     2,685,540
       Unearned Revenue                                (172,220)       308,156
                                                   ------------   ------------

     Total Adjustments                                 (774,990)     5,188,563
                                                   ------------   ------------

   NET CASH - OPERATING ACTIVITIES                   (2,341,763)     2,453,466
                                                   ------------   ------------

INVESTING ACTIVITIES:
   Capital Expenditures                                 (24,271)       (21,770)
   Proceeds from Sale of Asset                            6,000         35,000
                                                   ------------   ------------

   NET CASH - INVESTING ACTIVITIES                      (18,271)        13,230
                                                   ------------   ------------

FINANCING ACTIVITIES:
   Loan from Officers                                    75,000             --
   Lines of Credit - Net                                949,045     (1,126,948)
                                                   ------------   ------------

   NET CASH - FINANCING ACTIVITIES                    1,024,045     (1,126,948)
                                                   ------------   ------------

   NET INCREASE [DECREASE] IN CASH AND CASH
     EQUIVALENTS                                     (1,335,989)     1,339,748

CASH AND CASH EQUIVALENTS - BEGINNING OF YEARS        1,654,366        314,618
                                                   ------------   ------------

   CASH AND CASH EQUIVALENTS - END OF YEARS        $    318,377   $  1,654,366
                                                   ============   ============

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                           YEARS ENDED
                                                       -------------------
                                                            JUNE 30,
                                                       -------------------
                                                         2010       2009
                                                       --------   --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the years for:
     Interest                                          $ 69,845   $ 52,398

     Income Taxes                                      $     --   $     --

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
During the fiscal year ended June 30, 2010, the Company traded-in an automobile with a book value of $2,253 in exchange for $6,000 towards a new leased car.

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

[B] RECLASSIFICATIONS - Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.

[C] CASH AND CASH EQUIVALENTS - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

[D] ACCOUNTS RECEIVABLE - Accounts receivable have been reduced by an allowance for doubtful accounts of $24,546 and $120,000 as of June 30, 2010 and 2009, respectively.

[E] INVENTORIES - The Company's inventory is valued at the lower of cost [determined on the moving average-cost basis] or market. Inventory has been reduced by an allowance of $3,000 at June 30, 2010 and 2009, respectively.

[F] PROPERTY AND EQUIPMENT, DEPRECIATION AND AMORTIZATION - Property and equipment are stated at cost. Depreciation and amortization are computed by use of the straight-line method over the estimated useful lives of the various assets ranging from five to ten years. Leasehold improvements are amortized over the shorter of the life of the lease including renewal option periods, or their estimated useful life.

[G] IMPAIRMENT OF LONG LIVED ASSETS - Certain long-term assets of the Company are reviewed quarterly as to whether their carrying value has become impaired, pursuant to guidance established in ASC 360 "Property, Plant, and Equipment." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. For the two year period ended June 30, 2010, the Company has not recognized an impairment of a long-lived asset.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #2
--------------------------------------------------------------------------------

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

[H] REVENUE RECOGNITION - The Corporation's revenues are derived from both the sale of equipment and services provided to customers. Revenues related to equipment sales are recognized when evidence of an arrangement exists, delivery has occurred, the sales price is both fixed and determinable, and collectability is reasonably assured, in accordance with ASC 605 "Revenue Recognition."

Revenues related to services provided are recognized ratably over the term of the underlying customer contract or at the end of the contract when obligations have been satisfied, in accordance with ASC 605 "Revenue Recognition." For service performed on a time and materials basis, revenue is recognized upon performance.

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

[I] EARNINGS PER SHARE - We follow the provisions of ASC 260 "Earnings Per Share." Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. ASC 260 also requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on per share amounts [i.e., increasing earnings per share or reducing loss per share]. The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. Equity instruments that may dilute earnings per share in the future are listed in Note 10.

[J] CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk of its customers establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is not significant. The Company places its cash with high credit financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risks. As of June 30, 2010, the Company had approximately $626,147 which is subject to such risk. The Company does not require collateral or other security to support financial instruments subject to credit risk.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #3
--------------------------------------------------------------------------------

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

[K]  BUSINESS  CONCENTRATIONS  - The  Company  is  engaged  in the  sale  of and technical support, service, and technology management service of unified communication and information technology ["IT"] products and solutions, including Voice over IP ["VoIP"] systems, hardware systems, network products, physical security solutions, wireless networks and communication products, computers, printers, peripherals, and software, to commercial and public sector clients located primarily in the New Jersey, Eastern Pennsylvania, and the New York City Metropolitan area. The Company is currently an authorized dealer for several IT manufacturers including Apple, Cisco, Dell, Inc., Hewlett-Packard, IBM, Lenovo, Microsoft, NEC, Novell, Symantec, Toshiba, VMware, and Web sense. If the Company were to lose any of its dealer authorizations or if it were to experience significant delays, interruptions, or reductions in its supply of hardware and software, the Company's revenues and profits could be adversely affected.

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

[M] STOCK OPTIONS ISSUED TO EMPLOYEES - We adopted the fair value recognitions provisions of ASC 718 "Compensation - Stock Compensation", under the modified prospective transition method. Prior to July 1, 2005, we applied the Accounting Principles Board (APB) Opinion No. 25 intrinsic value accounting method for its stock incentive plans. Under the modified prospective transition method, the fair value recognition provisions apply only to new awards or awards modified after July 1, 2005. Additionally, the fair value of existing unvested awards at the date of adoption is recorded in compensation expense over the remaining requisite service period.

[N] DEFERRED INCOME TAXES - Pursuant to ASC 740 "Income Taxes," income tax expense [or benefit] for the year is the sum of deferred tax expense [or benefit] and income taxes currently payable [or refundable]. Deferred tax expense [or benefit] is the change during the year in a company's deferred tax liabilities and assets. Deferred tax liabilities and assets are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

[3] INVENTORIES

Inventories consist of the following at June 30, 2010 and 2009:

                                                   June 30,
                                      ----------------------------------
                                           2010               2009
                                      --------------     ---------------

Product Inventory                     $      248,788     $      262,118
Service Parts                                  1,954              2,338
Obsolescence Reserve                          (3,000)            (3,000)
                                      --------------     --------------

   TOTALS                             $      247,742     $      261,456
                                      ==============     ==============

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #4
--------------------------------------------------------------------------------

[4] PROPERTY, EQUIPMENT, DEPRECIATION AND AMORTIZATION

Property and equipment and accumulated depreciation and amortization as of June 30, 2010 and 2009 are as follows:

                                                              June 30,
                                                    ----------------------------
                                                         2010           2009
                                                    -------------   ------------
Automobiles                                         $     149,547   $    174,937
Office Equipment                                        2,285,121      2,263,950
Furniture and Fixtures                                    344,010        344,009
Leasehold Improvements                                    273,102        273,102
Computer Software                                         237,621        234,321
                                                    -------------   ------------

Totals                                                  3,289,401      3,290,319
Less:  Accumulated Depreciation and Amortization        3,233,092      3,169,629
                                                    -------------   ------------

   PROPERTY AND EQUIPMENT - NET                     $      56,309   $    120,690
                                                    =============   ============

Total depreciation and amortization expense amounted to $86,399 and $148,454 for the years ended June 30, 2010 and 2009, respectively.

[5] INTANGIBLE ASSETS AND GOODWILL

In accordance with ASC 350 "Intangibles - Goodwill and Other," we test, at least annually, our intangible assets and goodwill for impairment by comparing fair value to the carrying value. No impairment was computed for other intangible assets.

The following intangible assets and accumulated amortization as of June 30, 2010 and 2009 are included in other assets:

JUNE 30, 2010:

                          Weighted
                           Average                                       Net of
                        Amortization                    Accumulated    Accumulated
  Intangible Assets    Period [Years]       Cost       Amortization   Amortization
--------------------   --------------   ------------   ------------   ------------
Licenses                    20          $     20,000   $     20,000   $         --
                                        ============   ============   ============

JUNE 30, 2009:

                          Weighted
                           Average                                       Net of
                        Amortization                    Accumulated    Accumulated
  Intangible Assets    Period [Years]       Cost       Amortization   Amortization
--------------------   --------------   ------------   ------------   ------------
Licenses                    20          $     20,000   $     19,833   $        167
                                        ============   ============   ============

For the years ended June 30, 2010 and 2009, amortization expense of intangible assets was $0 and $167, respectively.

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

In addition to the annual base rent, the office and warehouse real estate lease requires the Company to pay for certain contingent expenses such as building maintenance, insurance and real estate taxes. Total contingent lease expenses were $80,127 and $120,177 for the years ended June 30, 2010 and 2009, respectively.

The Company maintains an operating lease for two pieces of office equipment that expires during 2011. Office equipment lease expense was $12,128 and $10,031 for the years ended June 30, 2010 and 2009, respectively. The Company has two automobile leases. In February 2009, the Company entered into an operating lease for an automobile used by the President and Chief Executive Officer of the Corporation which expires during 2011, and in November 2009, entered an operating lease on an additional automobile. That lease expires in 2012. Automobile lease expense was $10,599 for the year ended June 30, 2010.

The fixed annual base rent [exclusive of an annual cost of living adjustment and contingent usage charges] of the office, warehouse and equipment leases for the next three (3) years are as follows:

Year Ending                           Real            Office
June 30,                             Estate          Equipment       Automobile
-----------                      --------------   --------------   -------------

   2011                          $      123,737   $        6,787   $      12,864
   2012                                      --               --           9,383
   2013                                      --               --           1,079
                                 --------------   --------------   -------------
   TOTALS                        $      123,737   $        6,787   $      24,126
                                 ==============   ==============   =============

Total rent expense was $180,605 and $185,605 for the years ended June 30, 2010 and 2009, respectively.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #6
--------------------------------------------------------------------------------

[6] COMMITMENTS AND RELATED PARTY TRANSACTIONS [CONTINUED]

[B] EMPLOYMENT AGREEMENTS - The Company has entered into employment agreements with two officers of the Company which provide for salaries of at least $165,000 and $300,000 per annum, and expire in June 2013. The agreements provide for a "Performance Bonus" based on percentages from two (2) percent to six (6) percent applied to specified levels of the Company's pre-tax profits. No bonuses were paid for each of the two year period ended June 30, 2010. During fiscal 2010, both officers voluntarily waived portions of their respective current salary levels. Salary commitments under employment agreements for the next five fiscal years are as follows:

Years Ending
  June 30,
------------

   2011                                                           $      465,000
   2012                                                                  465,000
   2013                                                                  465,000
   2014                                                                       --
   2015                                                                       --
   Thereafter                                                                 --
                                                                  --------------

   TOTAL                                                          $    1,395,000
                                                                  ==============

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

[C] LINES OF CREDIT -

On May 6, 2008 the Company entered into a discretionary inventory line of credit with a third party. This line of credit had a term of one year and was not renewed during 2009, but a subsequent agreement was entered into with the third party in May 2010. Provisions in the agreement provide that the lender may, in its sole discretion, determine the maximum amount of financing which it elects to extend. The outstanding borrowing under the agreement at June 30, 2010 was $977,777. Payments on the line of credit are due currently and are interest free for a 60 day period. If not repaid in full, interest on the outstanding balance is calculated based on the actual number of days elapsed on the basis of a year consisting of 360 days at the per annum rate equal to the Prime Rate plus 2%. The Company has incurred no interest expense related to the line of credit during the fiscal years ended June 30, 2010 and 2009. The Prime Rate interest rate was 3.25% at June 30, 2010.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #7
--------------------------------------------------------------------------------

[6] COMMITMENTS AND RELATED PARTY TRANSACTIONS [CONTINUED]

[C] LINES OF CREDIT [CONTINUED] - On June 18, 2008 the Company entered into a line of credit with a third party, which is secured by the Company's certificate of deposit, which is classified as restricted cash. As of June 30, 2010, the Company had a maximum credit line of $825,000, of which $799,362 was outstanding under the agreement. Payments on the line of credit are due upon the lender's demand, and the Company will pay regular monthly payments of all accrued unpaid interest due as of each payment date. Interest shall be calculated from the date of each advance until repayment of each advance at a rate of 5.13% per annum. The Company has incurred $24,300 and $23,876 of interest expense related to this line of credit during the fiscal years ended June 30, 2010 and 2009, respectively.

[D] LOANS FROM OFFICERS - In May 2010, two officers of the Company each loaned the Company $25,000, and an additional $25,000 was loaned by an employee of the Company. The loans are non-interest bearing and are payable upon demand.

[7] INCOME TAXES

The provision for income taxes is summarized as follows:

                                                          Years Ended
                                                 -------------------------------
                                                           June  30,
                                                 -------------------------------
                                                      2010             2009
                                                 --------------   --------------
Current:
   Federal                                       $           --   $           --
   State                                                     --               --
                                                 --------------   --------------

   Current Provision                                         --               --
                                                 --------------   --------------
Deferred:
   Federal                                                   --               --
   State                                                     --               --
                                                 --------------   --------------
   Deferred Provision                                        --               --
                                                 --------------   --------------

   INCOME TAX [BENEFIT] EXPENSE                  $           --   $           --
   ----------------------------                  ==============   ==============

The deferred tax asset and liability in the accompanying consolidated balance sheets include the following components:

                                                                June 30,
                                                    ---------------------------------
                                                          2010             2009
                                                    ---------------   ---------------
Net Operating Loss ["NOL"] Carry Forwards           $     4,572,981   $     3,851,981
Accounts Receivable Allowance                                 9,049            48,000
Inventory Allowance                                           1,200             1,200
Inventory Capitalization                                      6,018             6,347
Depreciation and Amortization                                21,791             3,260
Other Temporary Differences                                   6,762             6,762
                                                    ---------------   ---------------
Deferred Tax Assets - Current Portion                     4,617,801         3,917,550

Valuation Allowance                                      (4,617,801)       (3,917,550)
                                                    ---------------   ---------------

   NET DEFERRED TAX ASSET                           $            --   $            --
   ----------------------                           ===============   ===============

Deferred Tax Liabilities - Net of Current Portion:
   Depreciation and Amortization                    $            --   $            --
                                                    ===============   ===============

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #8
--------------------------------------------------------------------------------

[7] INCOME TAXES [CONTINUED]

The future realization of the deferred tax assets related to federal and state NOL carry forwards is contingent upon the Company's future results of operations. The Company performs an analysis each year to determine if future income will more likely than not be sufficient to realize the recorded deferred tax asset. Management has established a full valuation allowance on the total deferred tax asset as it may not be realized.

At June 30, 2010, the Company had approximately $11,150,000 of federal net operating losses with the following fiscal year expiration dates:

Year Ending
June 30,
------------
   2024                                                 $      780,000
   2025                                                      1,670,000
   2026                                                        915,000
   2027                                                      1,490,000
   2028                                                      2,025,000
   2029                                                      2,705,000
   2030                                                      1,565,000
                                                        --------------

   TOTAL                                                $   11,150,000
                                                        ==============

For the years ended June 30, 2010 and 2009, the Company increased the valuation allowance on the deferred tax asset by $700,251 and $1,116,669, respectively.

The following is a reconciliation of income taxes at the U.S. statutory tax rate to the Company's effective income tax rate is as follows:

                                                            Years Ended
                                                     -------------------------
                                                             June 30,
                                                     -------------------------
                                                        2010           2009
                                                     -----------    ----------

U.S. Statutory Rate Applied to Pretax Income               (35.0)%       (35.0)%

State Taxes - Net of Federal Income Tax Benefit             (6.0)         (6.0)

Effect of Valuation Allowance Change                        41.0          41.0
                                                     -----------    ----------

   INCOME TAX [BENEFIT] EXPENSE                               --%           --%
                                                     ===========    ==========

[8] EARNINGS PER SHARE

For each of the two years in the period ended June 30, 2010, all common stock equivalents were considered anti-dilutive and not included in diluted earnings per share.

[9] DEFINED CONTRIBUTION PLANS

The Company adopted a defined contribution [401(k)] plan ["the Plan"] covering all eligible employees on January 1, 1995. Under the terms of the Plan, participating employees elect to contribute a portion of their salaries to the Plan. During fiscal 2009, the Company suspended its contributions that matched up to a certain percentage of the employees' contribution. The Corporation's contributions for the years ended June 30, 2010 and 2009 was $0 and $31,862, respectively.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #9
--------------------------------------------------------------------------------

[10] STOCKHOLDERS' RIGHTS PLAN AND 2000 STOCK OPTION PLAN

On February 6, 1990, the Board of Directors adopted a Stockholders' Rights Plan, which entitles the Right holder, upon the occurrence of specified triggering events, i.e., the acquisition by a person or group of beneficial ownership of 20% or more of outstanding shares; the commencement of a tender offer for 20% or more of outstanding shares [unless an offer is made for all outstanding shares at a price deemed by the Continuing Board to be fair and in the best interest of stockholders] and the determination by the Board that a person is an "Adverse Person," as defined in the Rights Agreement to purchase one share of common stock at an exercise price of $7.50 per share, or in certain "take over" situations, common stock equal in value to two times the exercise price. Subsequent to a triggering event, if the Company is acquired in a merger or other business transaction in which the Company is not the surviving corporation [unless Board approved], or 50% or more of the Company's assets or earning power is sold or transferred, each holder of a Right shall have the right to receive upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right. The Rights may be redeemed by the Company for $.01 per Right at any time prior to the determination of the Board that a person is an Adverse Person or ten days following a public announcement of the acquisition of, or commencement of a tender offer for, 20% of the outstanding common stock. The Plan initially expired in February 2000, but was extended to February 2010. No rights were outstanding under the Stockholders Rights Plan as of June 30, 2010.

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

Information related to stock options granted in connection with the Option Plan is as follows:

                                                          Option Plan
                                                 -------------------------------
                                                                     Weighted
                                                   Number of         Average
                                                     Shares       Exercise Price
                                                 -------------    --------------

   Outstanding - June 30, 2008                         297,500               .88

   Granted                                                  --                --
   Exercised                                                --                --
   Forfeited/Canceled                                       --                --
                                                 -------------    --------------

   Outstanding - June 30, 2009                         297,500               .88

   Granted                                                  --                --
   Exercised                                                --                --
   Forfeited/Canceled                                       --                --
                                                 -------------    --------------

   OUTSTANDING - JUNE 30, 2010                         297,500    $          .88
                                                 =============    ==============

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #10
--------------------------------------------------------------------------------

[10] STOCKHOLDERS' RIGHTS PLAN AND 2000 STOCK OPTION PLAN [CONTINUED]

The following table summarizes information about stock options outstanding at June 30, 2010:

                           Options Outstanding             Options Exercisable
                   ------------------------------------   ----------------------
                                 Weighted-
                                  Average     Weighted-                Weighted-
                                 Remaining     Average                  Average
    Range of         Number     Contractual   Exercise      Number     Exercise
 Exercise Prices   of Options      Life         Price     of Options     Price
----------------   ----------   -----------   ---------   ----------   ---------
      $.88           297,500        0.5          $.88       297,500      $.88

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

[12] SIGNIFICANT CUSTOMERS

During the years ended June 30, 2010 and 2009, no customers accounted for 10% or more of our revenue.

We derive a significant amount of our revenue from a relatively small number of clients. If the Company were to lose one or more of these clients, and the business were not replaced, it could have an adverse impact on its results of operations and financial condition.

While no one customer currently accounts for 10% or more of our revenues, the Company's top ten clients also account for a significant amount of its business.

[13] BUYING AGREEMENT

During the years ended June 30, 2010 and 2009, the Company purchased approximately $5,400,000 and $8,900,000, respectively, of hardware from one vendor at discounted prices under a buying agreement. Should the buying agreement be terminated, the Company may not be able to obtain purchases from another supplier at comparable terms.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #11
--------------------------------------------------------------------------------

[14] FAIR VALUE OF FINANCIAL INSTRUMENTS

We adopted ASC 820 "Fair Value Measurements and Disclosures" on July 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, ASC 820 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

Restricted cash represents the Company's certificate of deposit as discussed in Note [6] [C].

The following table presents assets that are measured and recognized at fair value on a recurring basis.

          Description               Level 1    Level 2   Level 3   June 30, 2010
-------------------------------   ----------   -------   -------   -------------

Restricted Cash                   $  876,147   $    --   $    --   $     876,147

[15] NEW AUTHORITATIVE PRONOUNCEMENTS

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

In December 2009, the FASB issued ASU No. 2009-17,  "Consolidations (Topic 810):
Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities." ASU No. 2009-17 amends the guidance for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. This ASU was effective for us on April 1, 2010 and did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, "Improving Disclosures about Fair Value Measurements". The guidance in ASU 2010-06 provides amendments to literature on fair value measurements and disclosures currently within the ASC by clarifying certain existing disclosures and requiring new disclosures for the various classes of fair value measurements. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Corporation's financial position or results of operations.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #12
--------------------------------------------------------------------------------
[15] NEW AUTHORITATIVE PRONOUNCEMENTS [CONTINUED]

In  April  2010,  the  FASB  issued  ASU  No.  2010-13,  "Compensation  -  Stock
Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades". The guidance in ASU 2010-13 provides amendments to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as the adoption of this guidance is not expected to have a material impact on the Corporation's financial position or results of operations.

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

[16] SUBSEQUENT EVENTS

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

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #13
--------------------------------------------------------------------------------

[17] SELECTED QUARTERLY FINANCIAL DATA [UNAUDITED]

                                                    Three Months Ended
                               -----------------------------------------------------------
                               September 30,   December 31,     March 31,       June 30,      Fiscal Year
                                   2009            2009           2010            2010            2010
                               -------------   ------------   ------------   -------------   --------------
Net Revenues                   $   5,864,949   $  5,775,087   $  4,892,908   $   4,410,361   $   20,943,304
Gross Profit                   $   1,396,337   $  1,362,672   $    811,112   $     131,382   $    3,701,503
Net Income [Loss]              $     102,062   $      1,136   $   (499,702)  $  (1,170,267)  $   (1,566,773)
Net Income [Loss] Per
   Common Share:
   Basic and Diluted           $         .02   $         --   $       (.10)  $       (..24)  $        (..32)

                                                    Three Months Ended
                               -----------------------------------------------------------
                               September 30,   December 31,     March 31,       June 30,      Fiscal Year
                                   2008            2008           2009            2009            2009
                               -------------   ------------   ------------   -------------   --------------
Net Revenues                   $   8,565,265   $  5,143,972   $  5,176,608   $   5,256,642   $   24,142,487
Gross Profit                   $   1,831,768   $    227,124   $    729,091   $     328,672   $    3,116,655
Net Income [Loss]              $      50,431   $ (1,230,774)  $   (585,190)  $    (969,564)  $   (2,735,097)
Net Income [Loss] Per
   Common Share:
   Basic and Diluted           $         .01   $       (.26)  $       (.12)  $        (.20)  $         (.57)

                              . . . . . . . . . . .

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of TransNet Corporation and Subsidiary
   Somerville, New Jersey


Our report on our audits of the basic consolidated financial statements of TransNet Corporation and Subsidiary appears on page F-1. The audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission's Rules and Regulations under the Securities Exchange Act of 1934 and is not otherwise a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.






/s/ MSPC
Certified Public Accountants and Advisors,
A Professional Corporation

Cranford, New Jersey
October 13, 2010

TRANSNET CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED
JUNE 30, 2010 AND 2009
--------------------------------------------------------------------------------

                   (a)                            (b)            (c)            (d)            (e)

                                              BALANCE AT     CHARGED TO     DEDUCTIONS       BALANCE
                                               BEGINNING      COST AND     TO VALUATION      AT END
              DESCRIPTION                      OF PERIOD      EXPENSES       ACCOUNTS       OF PERIOD
------------------------------------------   ------------   ------------   ------------   ------------
Year Ended June 30, 2010
   Allowance for Doubtful Accounts           $    120,000   $      8,111   $   (105,489)  $     22,622
   Deferred Tax Asset Valuation
     Allowance                                  3,917,550        609,662             --      4,527,172
   Inventory Reserve                                3,000             --             --          3,000
                                             ------------   ------------   ------------   ------------

   TOTALS                                    $  4,040,550   $    617,773   $   (105,489)  $  4,552,794
                                             ============   ============   ============   ============

Year Ended June 30, 2009
   Allowance for Doubtful Accounts           $    115,000   $     64,181   $    (59,181)  $    120,000
   Deferred Tax Asset Valuation
     Allowance                                  2,800,881      1,116,669             --      3,917,550
   Inventory Reserve                                7,000             --         (4,000)         3,000
                                             ------------   ------------   ------------   ------------

   TOTALS                                    $  2,922,881   $  1,180,850   $    (63,181)  $  4,040,550
                                             ============   ============   ============   ============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no disagreements on accounting and financial disclosure between the Corporation and its independent public accountants nor any change in the Corporation's accountants during the last fiscal year.

ITEM 8A. CONTROLS AND PROCEDURES

      The Chief Executive Officer and Chief Financial Officer of the Corporation have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of the end of the period covered by this annual report. Based on its evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, such controls and procedures were not effective.

      In making this evaluation, management considered, among other matters, the material weaknesses in the Corporation's internal control over financial reporting that have been identified. See below.

      There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

      The Corporation's management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2010. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Corporation's system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Corporation's assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Corporation's management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Corporation's assets that could have a material effect on its financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

      Management performed an assessment of the effectiveness of the Corporation's internal control over financial reporting as of June 30, 2010 based upon criteria in Internal Control - Integrated Framework issued by COSO. Based on that assessment, management has concluded that its internal control over financial reporting was not effective as of June 30, 2010 based on the criteria in Internal Control - Integrated Framework issued by COSO.

      The Corporation's management identified the following deficiencies that would be considered a material weakness in our internal control over financial reporting as of June 30, 2010. A material weakness is a deficiency, or combination of deficiencies, that results in more than a reasonable possibility that a material misstatement in the Corporation's annual or interim financial statements will not be prevented or detected on a timely basis:

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

      Management intends to remediate weaknesses in the control environment and financial reporting through specific process improvements that have been identified. The Corporation will develop new processes in its accounting department. Each new process will be evaluated to ensure it is supported by effectively designed level of controls and procedures to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Corporation plans to devote additional resources to its internal controls, and is currently engaged in discussions with third parties regarding improvements. In addition, additional resources will be devoted to developing and communicating its policies, including policies regarding internal controls and related policies and procedures, to its employees and management. This shall include development and enforcement of compliance programs. The compliance program shall also include communication to set and reinforce the right tone from the top.

      These remediation efforts, primarily associated with financial reporting, will require significant ongoing effort and investment. Management, with the oversight of the audit committee and internal audit staff, will continue to identify and take steps to remedy known deficiencies as expeditiously as possible and enhance the overall design and capability of the control environment. The Corporation intends to further expand its accounting policy and controls capabilities by providing additional resources where deemed necessary and to enhance training of existing staff in such matters. Management believes that the foregoing actions will continue to improve the Corporation's internal control over financial reporting, as well as its disclosure controls and procedures.

      This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

      There has been no change in the Corporation's internal control over financial reports during the last fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

ITEM 8 B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Corporation are as follows:

            Name              Position
            ----              --------

John J. Wilk                  Chairman of the Board and Chief Financial Officer
Steven J. Wilk                President, Chief Executive Officer, and Director
Jay A. Smolyn                 Vice President, Operations and Director
Vincent Cusumano (a) (c)      Director
Raymond J. Rekuc (b)(d)       Director
Susan Wilk                    Director and Secretary

----------
      (a) Member of the Audit Committee
      (b) Chairman of the Audit Committee.
      (c) Chairman of the Compensation Committee.
      (d) Member of the Compensation Committee.

      The Board of Directors has established an audit committee and a compensation committee. Additional information concerning each of the committees and the directors serving such committees follows.

      The audit committee is responsible for review of the Corporation's auditing, accounting, financial reporting and internal control functions and for the selection, approval and recommendation of independent accountants to the Board of Directors. In addition, the audit committee is expected to monitor the quality of the Corporation's accounting principles and financial reporting as well as the independence of, and the non-audit services provided by, the Corporation's independent accountants. The Board of Directors has adopted a written charter for the audit committee. The audit committee is comprised of Messrs. Rekuc (Chairman) and Cusumano, who are independent directors in accordance with the definition of "independent director" established by the corporate governance rules of The NASDAQ National Market. (Although the Corporation's Common Stock is not quoted on the NASDAQ National Market, the Corporation has used the NASDAQ National Market's independence criteria in making this judgment in accordance with applicable SEC rules.) The Board has determined that Mr. Rekuc is its audit committee financial expert. Earle Kunzig, an independent director, was a member of the committee through his death in October 2009.

      The compensation committee reviews, evaluates, and advises the Board of Directors in matters relating to the Corporation's compensation of and other employment benefits for executive officers. The compensation committee is comprised of Messrs. Cusumano (Chairman) and Mr. Rekuc. Earle Kunzig chaired the Committee from its inception through his death in October 2009. Mr. Rekuc is serving temporarily.

      Set forth below is biographical information regarding directors and executive officers of the Corporation. Unless otherwise noted, each director has held the indicated position for at least five years.

      JOHN J. WILK*, 82, was the President and Chief Executive Officer of TransNet since its inception in 1969 until May 1986, when he was elected as Chairman of the Board of Directors.

      STEVEN J. WILK*, 53, has been the President and Chief Executive Officer of TransNet since May 1986. He was elected as a director of TransNet in April 1989.

      JAY A. SMOLYN, 54, has been employed at TransNet since 1976 and in April 1985 became Vice President, Operations. He was elected as a director of TransNet in March 1990.

      VINCENT CUSUMANO, 74, has served as a director of TransNet since 1977. He is the President and Chief Executive Officer of Cusumano Perma-Rail Corporation of Roselle Park, New Jersey, distributors and installers of exterior iron railings.

      RAYMOND J. REKUC, 64, has served as a director of TransNet since 1983. He is the principal of Raymond J. Rekuc, Certified Public Accountant, an accounting firm located in Old Tappan, New Jersey. Mr. Rekuc is a member of the American Institute of Certified Public Accountants and the New Jersey Society of Certified Public Accountants.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Corporation pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, the Corporation believes that with respect to fiscal 2010, its officers, directors and beneficial owners of more than 10% of its equity timely complied with all applicable Section 16(a) filing requirements.

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

ITEM 10.  EXECUTIVE COMPENSATION

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

BASE SALARY
      The base salary is designed to attract and retain experienced executive officers who will establish corporate strategy and goals. While the initial base salary was determined by an assessment of competitive market levels at comparable companies and is included in the employment agreement for each of our named executive officers, the factors used in determining adjustments in base salary include individual performance, change in role and/or responsibility, and changes in the competitive market environment. The Compensation Committee reviews base salary on an annual basis, and considers certain quantitative factors, including the Corporation's financial, strategic, and operating performance for the year. The qualitative criteria include leadership qualities and management skills, as exhibited by each executive officer's respective innovations, time and effort devoted to the Corporation, and other general considerations. The Compensation Committee of the Board of Directors also takes notice of comparable remuneration of other CEO's at similar companies.
      The amount of base salary paid to the named executive officers during fiscal 2010 and 2009 is shown in the Summary Compensation Table below.

INCENTIVE BONUS
      The annual cash incentive bonus is designed to reward the executive officers for the achievement of performance objectives and corporate profits. The amounts of the bonus are determined by formulas set forth in the executive's employment agreement tied to the pre-tax profits of the Corporation.
      No bonuses were paid for fiscal 2010 or 2009.

OTHER BENEFITS
      TransNet maintains a 401(k) plan in which all full-time employees, including our named executive officers, who are at least 21 years of age and have at least three months of service, are eligible to participate. In 2009, the Corporation contributed the amounts indicated in the Summary Compensation Table below, based upon formulas applicable to all participating employees. During fiscal 2009, the Corporation suspended its contributions to the plan. The suspension was continued throughout fiscal 2010.

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

         During fiscal 2010 and 2009, Messrs. Wilk and Smolyn voluntarily waived portions of their cash compensation levels to assist the Corporation in cost reduction.

PERQUISITES
         Pursuant to their employment agreements, Steven J. Wilk and Jay A. Smolyn are each provided with the use of a Company car for business purposes.

                           SUMMARY COMPENSATION TABLE

  Name and Principal                                     All Other
       Position          Year    Salary (a)   Bonus   Compensation (b)        Total
---------------------   ------   ----------   -----   ----------------     ----------
Steven J. Wilk            2010   $  250,577   $   0                  0(c)  $  250,577
President and Chief       2009   $  232,500   $   0   $          1,260(c)  $  233,760
Executive Officer                             $   0

Jay A. Smolyn             2010   $  169,615   $   0                  0(d)  $  169,615
Vice President,           2009   $  177,500   $   0   $          1,167(d)  $  178,667
Operations

(a) Amounts in this column represent gross salary earned for the fiscal year ended June 30, 20010.
(b) Amounts in this column include payments made to the named officer's 401(k) plan, and expenses of the Corporation related to the use of the Company car.
(c) Payments in this column include payment of $1,260 made to Mr. Wilk's 401(k) plan for fiscal 2009. In fiscal 2010 and 2009, respectively, other compensation/benefits did not exceed $10,000.
(d) This amount represents the Corporation's contribution to Mr. Smolyn's 401(k) plan for fiscal 2009. Other compensation/benefits did not exceed $10,000.

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

      No options were granted during fiscal 2010. None of our named executive officers exercised any stock options during the fiscal year ended June 30, 2010.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                    Number of Securities   Number of Securities
                         Underlying             Underlying
                     Unexercised Options    Unexercised Options   Option Exercise   Option Expiration
Name                     Exercisable           Unexercisable           Price               Date
-----------------   --------------------   --------------------   ---------------   ------------------
   Steven J. Wilk        100,000                 - 0-                 $0.88            1/10/2011
   Jay A. Smolyn          50,000                 - 0-                 $0.88            1/10/2011

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

The payments that would be made to these officers if termination had occurred at June 30, 2010 would be as follows:

      Steven J. Wilk:
            o hostile change of control - election to either serve as a consultant for five years at $300,000 per year; or to elect a lump-sum payment of $720,000
            o termination by the Corporation of employment (other than for willful commission of criminal acts): election by Mr. Wilk to either serve as a consultant for two years at a salary of $300,000 per year; or elect a lump-sum payment of $480,000

      Jay A. Smolyn:
            o     hostile change of control - a lump-sum payment of $432,000
            o     termination by the Corporation without cause: $270,000
            o     termination by the Corporation with cause: $0

DIRECTOR COMPENSATION

      Directors who are salaried employees receive no additional compensation for services as a director or as a member of any committee of the board of directors. Directors who are not officers or employees of the Company receive an annual retainer of $5,000. Such directors do not receive additional fees for their service on a committee of the board of directors. During fiscal 2010, the Company paid an annual retainer fee of $5,000 to each of its independent directors.

                              DIRECTOR COMPENSATION

                    Fees Earned of Paid in
Name                         Cash            All Other Compensation    Total
-----------------   ----------------------   ----------------------   ------
Vincent Cusumano            $5,000                     $ 0            $5,000
Raymond J. Rekuc             5,000                     $ 0             5,000
John J. Wilk                $    0                     $ 0            $    0
Steven J. Wilk              $    0                     $ 0            $    0
Jay A. Smolyn               $    0                     $ 0            $    0
Susan M. Wilk               $    0                     $ 0            $    0

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH RELATED PERSONS
      Other than continuing the lease referenced below, during fiscal 2010, the Corporation did not enter into any transaction with related persons that would be required to be disclosed under this caption pursuant to Item 404(a) of Regulation S-K. See Item 13 for discussion of the lease by of the Corporation of its premises from an entity controlled by two officers and directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS AND STOCKHOLDINGS OF MANAGEMENT

      The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of September 15, 2010 by
(i) each holder known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's directors and named executed officers individually, and (iii) all directors and officers of the Company as a group.

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

Name of Beneficial                              Amount of Shares    Percent of
Owner                                          Beneficially Owned      Class
--------------------------------------------   ------------------   ----------

Anthony Chiarenza (a)                               300,000(b)       6.2% (c)
Kasaken Capital, LLC (d)                            250,000          5.2% (c)

Steven J. Wilk (e)                                  496,350(g)       9.8% (f)
John J. Wilk (e)                                    255,000(h)       5.0% (f)
Jay A. Smolyn (e)                                   133,000(i)       2.6% (f)
Susan M. Wilk (e)                                   108,200(j)       2.1% (f)
Vincent Cusumano (e)                                 15,000(k)          * (f)
Raymond J. Rekuc (e)                                  2,500(l)          * (f)

All officers and directors
As a group (six persons)                          1,010,050         19.9% (f)

----------

(a) Based upon a Schedule 13G/A filed by Anthony Chiarenza and Key Equity Investors, Inc. on December 31, 2009. The address for both is P.O. Box 604579, Bayside, New York 11360-4579.

(b) Includes 265,000 shares of the Company's Common Stock held by Mr. Chiarenza, and 35,000 shares held by Key Equity Investors, Inc., of which Mr. Chiarenza is President, Chairman, and Chief Executive Officer. As a result of his positions, Mr. Chiarenza is deemed to have beneficial ownership of shares held by Key Equity Investors, Inc.

(c) Based on 4,823,304 shares of the Company's Common Stock outstanding as of September 15, 2010.

(d) Based on a Schedule 13G filed by Kasaken Capital, LLC on March 13, 2009. The address for Kasaken Capital, LLC is 55 Union Place, Summit, New Jersey 07901.

(e) The address of all officers and directors is 45 Columbia Road, Somerville, New Jersey 08876.

(f) Based on 4,823,304 shares of the Company's Common Stock outstanding, plus 247,500 shares of Common Stock issuable upon exercise of outstanding options exercisable within 60 days.

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

* Less than 1%.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

      In December 2003, East Coast Property Management, LLC, ("East Coast"), a limited liability corporation owned by Steven J. Wilk and Jay A. Smolyn, executive officers and directors of the Corporation, purchased the property occupied by the Corporation and assumed the "net-net" lease held by the former owner. In April 2004, a lease was executed by East Coast and the Corporation. The annual rental payment made by the Corporation to East Coast in fiscal 2010 was $185,605, and will be $123,737 in fiscal 2011, through termination of the lease. See Footnote [6][A] to the Consolidated Financial Statements for additional information.

      During fiscal 2010, the Corporation did not enter into any transaction with related persons that would be required to be disclosed under this caption pursuant to Item 404(a) of Regulation S-K.

ITEM 13. PRINCIPAL ACCOUNTING FEES AND SERVICES
      The following table sets forth the aggregate fees billed to the Corporation by MSPC during fiscal 2010 and 2009.

                                      2010              2009
                                    --------          --------
     Audit Fees                     $ 65,000          $ 62,000
     Audit Related Fees               22,500            22,500
     Tax Fees                         15,000            13,000
     All Other Fees                    9,500            11,000

     Total                          $112,000          $109,000

The audit committee pre-approves all audit and permissible non-audit services provided to the Corporation by MSPC. The non-audit services include audit-related services, tax services and other services.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   FINANCIAL STATEMENTS
     o    Independent Auditor's Report.
     o    Consolidated Balance Sheets as of June 30, 2010 and June 30, 2009.
     o Consolidated Statements of Operations for the Years Ended June 30, 2010 and 2009.
     o Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2010 and 2009.
     o Consolidated Statements of Cash Flows for the Years Ended June 30, 2010 and 2009.
     o    Notes to Consolidated Financial Statements

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

      EXHIBITS                                       INCORPORATED BY REFERENCE TO
      --------                                       ----------------------------
      3.1(a) Certificate of Incorporation,           Exhibit 3(A) to Registration
      as amended                                     Statement on Form S-1 (File No. 2-42279)

      3.1(b) October 3, 1977 Amendment               Exhibit 3(A) to Registration
      to Certificate of Incorporation                Statement on Form S-1 (File No. 2-42279)

      3.1 (c) March 17, 1993 Amendment               Exhibit to Definitive Schedule 144
      to Certificate of Incorporation                dated January 25, 1993

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

(b)   REPORTS ON FORM 8-K

      None.

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

REGISTRANT:                               TRANSNET CORPORATION

Date:   October 13, 2010                  BY /s/ Steven J. Wilk
                                          --------------------------------------
                                          Steven J. Wilk
                                          Chief Executive Officer

Date:   October 13, 2010                  BY /s/ John J. Wilk
                                          --------------------------------------
                                          John J. Wilk
                                          Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ STEVEN J. WILK                             Date: October 13, 2010
--------------------------------------------
         Steven J. Wilk, Director

By /s/ JOHN J. WILK                               Date: October 13, 2010
--------------------------------------------
       John J. Wilk, Director

By /s/ JAY A. SMOLYN                              Date: October 13, 2010
--------------------------------------------
       Jay A. Smolyn, Director

By /s/ RAYMOND J. REKUC                           Date: October 13, 2010
--------------------------------------------
       Raymond J. Rekuc, Director

By /s/ VINCENT CUSUMANO                           Date: October 13, 2010
--------------------------------------------
       Vincent Cusumano, Director

By /s/ SUSAN M. WILK                              Date: October 13, 2010
--------------------------------------------
       Susan M. Wilk, Director