Form 10-Q
period 2010-09-30
TRANSNET CORP
filed 2010-11-12
CIK 99313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
                               ------------------

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to _________________

Commission File No. 0-8693
                    -------------------

                              TRANSNET CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                   22-1892295
-------------------------------------       ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

45 Columbia Road, Somerville, New Jersey                08876-3576
----------------------------------------              --------------
(Address of principal executive offices)                (Zip Code)

Registrant's Telephone Number, Including Area Code:   908-253-0500
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 2010: 4,823,304.

                              TRANSNET CORPORATION
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

      Consolidated Balance Sheets September 30, 2010 (unaudited)
         and June 30, 2010                                                  1

      Consolidated Statements of Operations (unaudited) Three
         Months Ended September 30, 2010 and 2009                           2

      Consolidated Statements of Cash Flows (unaudited) Three Months
         Ended September 30, 2010 and 2009                                  3

      Notes to Consolidated Financial Statements                            4

   Item 2.  Management's Discussion and Analysis                            8

   Item 4.  Controls and Procedures                                        13

PART II. OTHER INFORMATION

   Item 5.  Other Information                                              14

   Item 6.  Exhibits and Reports on Form 8-K                               14

   Signatures                                                              15
   Certifications                                                          16

                                       i.

                       TRANSNET CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                 September 30,       June 30,
                                                     2010              2010
                                                --------------    --------------
                                                 (unaudited)
ASSETS:

CURRENT ASSETS

Cash and Cash Equivalents                       $      293,102    $      318,377
Restricted Cash                                        878,137           876,147
Accounts Receivable - Net                            3,332,805         3,532,045
Inventories - Net                                       81,742           247,743
Other Current Assets                                    55,849             3,587
                                                --------------    --------------

TOTAL CURRENT ASSETS                            $    4,641,635    $    4,977,899

PROPERTY AND EQUIPMENT - NET                            43,400            56,309

OTHER ASSETS                                           230,496           229,335
                                                --------------    --------------

TOTAL ASSETS                                    $    4,915,531    $    5,263,543
                                                ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:

Accounts Payable                                $    2,261,445    $    1,998,179
Accrued Expenses                                       432,460           343,838
Unearned Revenue                                        98,894           193,222
Due to Officers                                         95,000            75,000
Line of Credit                                       1,111,320         1,777,139
                                                --------------    --------------

TOTAL CURRENT LIABILITIES                       $    3,999,119    $    4,387,378
                                                --------------    --------------

STOCKHOLDERS' EQUITY:

Capital Stock - Common, $.01 Par Value,
Authorized 15,000,000 Shares; Issued 7,408,524
at September 30, 2010 and June 30, 2010

[of which 2,585,220 are in Treasury at
September 30, 2010 and June 30, 2010]                   74,085            74,085

Additional Paid-in Capital                          10,574,670        10,574,670

Accumulated Deficit                                 (2,579,508)       (2,619,755)
                                                --------------    --------------

Total                                                8,069,247         8,029,000
Less: Treasury Stock - At Cost                      (7,152,835)       (7,152,835)
                                                --------------    --------------

TOTAL STOCKHOLDERS' EQUITY                             916,412           876,165
                                                --------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $    4,915,531    $    5,263,543
                                                ==============    ==============

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------
                                                     2010              2009
                                                --------------    --------------
REVENUE
Equipment                                       $     3740,082    $    3,402,561
Services                                             2,285,167         2,462,388
                                                --------------    --------------
Total Revenue:                                  $    6,025,249    $    5,864,949
                                                --------------    --------------
COST OF REVENUE
Equipment                                            3,135,348         2,761,807
Services                                             1,593,561         1,706,805
                                                --------------    --------------
Total Cost of Revenue                                4,728,909         4,468,612
                                                --------------    --------------
Gross Profit                                         1,296,340         1,396,337

Selling, General and Administrative Expenses         1,239,237         1,291,546
                                                --------------    --------------
Operating Income                                        57,103           104,791
                                                --------------    --------------
OTHER INCOME (EXPENSE):
Interest Income                                          1,993             3,724
Interest Expense                                       (18,847)           (6,453)
                                                --------------    --------------

Net Income                                      $       40,249    $      102,062
                                                ==============    ==============
Basic and Diluted Net Income Per Common Share   $         0.01    $         0.02
                                                ==============    ==============
Weighted Average Common Shares Outstanding -

Basic and Diluted                                    4,823,304         4,823,304
                                                ==============    ==============

See Notes to Consolidated Financial Statements.

                     TRANSNET CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------
                                                     2010              2009
                                                --------------    --------------
OPERATING ACTIVITIES:
Net Income                                      $       40,249    $      102,062
                                                --------------    --------------
Adjustments to Reconcile Net Income to
   Net Cash:
Depreciation and Amortization                           14,159            20,176
Provision for Doubtful Accounts                        (18,114)          (82,823)

Changes in Assets and Liabilities:
(Increase) Decrease in:
Restricted Cash                                         (1,990)           (3,141)
Accounts Receivable                                    217,357           996,955
Inventory                                              166,000          (151,636)
Other Current Assets                                   (52,262)          (52,321)
Other Assets                                            (1,161)               --

Increase (Decrease) in:
Accounts Payable and Accrued Expenses                  351,887        (1,443,409)
Unearned Revenue                                       (94,329)         (133,391)
                                                --------------    --------------

Total Adjustments                               $      581,547    $     (849,590)
                                                --------------    --------------

NET CASH - OPERATING ACTIVITIES                 $      621,796    $     (747,528)
                                                --------------    --------------

INVESTING ACTIVITIES:
Capital Expenditures                            $       (1,251)   $      (14,589)
                                                --------------    --------------

FINANCING ACTIVITIES:
Proceeds from Officers                                  20,000                --
Line of Credit - Net                                  (665,820)   $     (328,094)
                                                --------------    --------------

NET CASH - FINANCING ACTIVITIES                 $     (645,820)   $     (328,094)
                                                --------------    --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS       $      (25,275)   $    (1,090,21)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIODS                                      $      318,377    $    1,654,366
                                                --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF PERIODS     $      293,102    $      564,155
                                                --------------    --------------
Supplemental Disclosures of Cash Flow
   Information:
Cash paid during the period for:
Interest                                        $       18,847    $        6,453
Income Taxes                                    $           --    $           --

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1.)  BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that can be expected for the year ending June 30, 2010.

      The balance sheet as of June 30, 2010 has been derived from the audited financial statements at such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

      The complete list of significant accounting policies followed by TransNet Corporation (the "Corporation") are set forth in Note 2 to the Corporation's consolidated financial statements in the Form 10-K for the fiscal year ended June 30, 2010.

      For further information, please refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended June 30, 2010.

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

      (e) Earnings Per Share: Earnings per common share - basic and diluted are based on 4,823,304 weighted shares outstanding for the three months ended September 30, 2010 and 2009. The options to purchase an aggregate of 297,500 shares of our common stock at a price of $0.88 per share were not included in the computation of diluted earnings per share for the period ended September 30, 2010 and 2009 because the options' exercise price was greater than the average market price of the common shares.

(3.)  NEW ACCOUNTING UPDATES

      In October 2009, the FASB issued ASU No. 2009-13, "Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)," which amends ASC 605-25, "Revenue
      Recognition: Multiple-Element Arrangements." ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. The Corporation adopted this new accounting pronouncement for the quarterly period beginning July 1, 2010, as required, and adoption did not have a material impact on its financial statements taken as a whole.

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

      In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310):
      "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses" ("ASU 2010-20"). The amendments in this update require additional disclosure about the credit quality of financing receivables, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how allowances for credit losses are developed and how credit exposure is managed. ASU 2010-20 is effective for interim periods and fiscal years ending after December 15, 2010. The adoption of this guidance is not expected to have a material impact on the Corporation's financial position or results of operations.

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

The following table presents assets that are measured and recognized at fair value on a recurring basis.

                              SEPTEMBER 30,
           DESCRIPTION            2010        LEVEL 1    LEVEL 2    LEVEL 3
           -----------        -------------  ---------  ---------  ---------

      Certificate of Deposit  $     878,137  $      --  $ 878,137  $      --

(5.)  DEBT

The Corporation currently utilizes credit available from multiple vendors under terms which provide for interest free periods ranging from 30 to 60 days. The credit extended by the vendors is secured by substantially all of the Corporation's assets. The vendors may in their sole discretion from time to time determine the maximum amount of credit which they elect to extend. The Corporation entered into a discretionary inventory line of credit with a third party, which is secured by substantially all of the Corporation's assets. The lender may determine the maximum amount of financing which it elects to extend.

An affiliate of officers of the Corporation and an officer loaned the Corporation an aggregate amount of $70,000, and an additional $25,000 was loaned by an employee of the Company. The loans are non-interest bearing and are payable upon demand.

(6.)  INCOME TAXES

      The following reconciles the tax provision with the U.S. statutory tax rates:

                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                         2010             2009

        Income taxes at U.S. statutory rate             (35.0)%          (35.0)%
        State taxes, net of federal tax
          benefit                                        (6.0)            (6.0)
        Tax benefit of federal net operating
          tax loss carryforward                          41.0             41.0
        TOTAL EXPENSE (BENEFIT)                             0%               0%
                                              ===============   ==============

      At June 30, 2010 the Corporation had a federal net operating tax loss carryforward of approximately $11.2 million, which will begin to expire on June 30, 2024. The Corporation has provided a full valuation allowance against its deferred tax asset due to the uncertainty about its realization.

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

RESULTS OF OPERATIONS

Revenues for the quarter ended September 30, 2010 increased to $6,025,249 from $5,864,949 in the same quarter in the prior year. For the September 2010 quarter, the Corporation reported net income of $40,249 as compared with net income of $102,062 for the quarter ended September 30, 2009.

Revenues for fiscal quarter ended September 30, 2010 increased as compared to the same quarter in the prior year as a result of Management's focus on sales of higher-end systems and partially as a result of fulfillment of orders that were delayed from the prior quarter as a result of product constraints. Service related revenues (technical support, repair and maintenance, network integration, staffing, and training) decreased in correlation to the mix of products sold. Because service revenues yield higher profit margins than equipment sales, the reduction in service revenues reduced our overall profit margin and impacted our earnings. Revenues continue to be affected by the general slowdown resulting from the recession, including a significant reduction in purchases by state, and local governmental agencies, and educational customers (K-12 through higher education) (collectively "Public Sector" clients) and restrictions on capital expenditures experienced by many clients. Service revenues remained relatively constant during the comparative quarters.

During the September 2010 quarter, the Corporation's clients continued to be conservative in their IT budgetary spending and to scrutinize their IT spending and the related returns on investments before incurring new expenses. As a result, Management concentrates on sales of higher margin equipment such as Voice over Internet Protocol ("VoIP") systems and physical security systems, optimizing the utilization rates of its service technicians, and reducing selling and administrative expenses. Demand for physical security systems marketed by TransNet continues to be strong, even in light of budgetary restrictions of Public Sector clients. While no assurances can be given, we believe that TransNet is well positioned in the State of New Jersey's purchasing contracts for growth of our business with Public Sector clients and that sales under these contracts will have a positive impact on results. TransNet is listed by State selected manufacturers as an approved vendor for a significant number of IT, communication, and security products pursuant to these contracts.

Changes in purchasing mechanisms enacted by the State of New Jersey in fiscal 2010 require certain purchases made by State entities be made directly from manufacturers, which decreases our equipment sales revenue. Under this "agency model," certain orders are processed directly by our hardware partners, who receive purchase orders directly, and ship and invoice to our clients directly. TransNet is paid an agency fee for generating the transaction. Although these transactions lower the amount of revenue realized, they provide payment of the fee within a shorter period than the typical payment period for sales invoiced by the Corporation, and free our funding for other transactions. Sales under this agency model were not a material source of revenues. Revenues from these transactions are included in Service revenues. Cost of equipment sold may be impacted by the Corporation's eligibility for temporary incentives, such as rebates, offered by equipment manufacturers from time to time. The Corporation's eligibility for the rebates is usually subject to minimum sales levels and satisfaction of other criteria established by the manufacturers in their sole discretion.

Service related revenues are a material portion of revenues and, as noted above, are significant in their contributions to net income because these operations typically yield a higher profit margin than equipment sales. Service revenues are generated primarily by services including planning, design, configuration, installation and implementation, testing, and optimization, often related to the sale and implementation of VoIP networks. Project work is the major source of service revenue generation and Management continues its focus on optimizing utilization rates of its service technicians. Revenues are also generated by a variety of support contracts for these networks which provide service and support for the customer's personal computers, peripherals, and networks. These contracts are short-term, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur. Under these agreements, TransNet's Support Center provides troubleshooting, diagnosis, and remedial services performed remotely by skilled system engineers, who will be dispatched to perform on-site repairs, if necessary. The agreements are for twelve months or less. In addition, our system engineers and service technicians provide service and support on an on-call basis.

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

In addition to these technical services, TransNet provides temporary and permanent IT staffing and consulting services. Our staffing services are not a material source of revenues, but these services carry higher profit margins than equipment sales. During fiscal 2010, businesses were faced with special projects to perform required upgrades, repairs, and replacement of their networks despite the recession and demand for our services increased. Because employers are reluctant to expand their own workforce in light of the recession, TransNet's staffing operations experienced a strong demand for temporary IT support specialists. Revenues generated by our staffing operations continue to improve in conjunction with the demand for temporary employees. Although no assurances can be given, we believe that as the economy recovers and businesses begin to increase the number of employees, revenues and profits from our staffing services will be positively affected.

Our clients continued to be conservative in their IT budgetary spending and to scrutinize budgets and returns on investments. In conjunction with attention on utilization rates of our service technicians, Management monitors and takes steps to monitor selling, general and administrative expenses in an effort to contain expenses as much as possible.

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

To meet these competitive challenges and to maximize the Corporation's profit margin, Management has modified its marketing strategy and has taken steps to reduce expenses. We have also developed new service offerings that take into account clients' cost constraints. We modified our service offerings in response to industry fluctuations, and employ experienced and specially certified systems engineers and project managers to respond to VoIP projects. We believe our focus upon higher margin services related to VoIP/IP Telephony and physical security will lead to growth and opportunities for the Corporation. Our goal is to increase our profit margins further as we focus on higher-end products and services flowing from security, communications, and data center management. The complex products and services not only are higher-margined items, but are also of pressing importance to our clients.

Management also utilizes approaches such as manufacturers' direct shipment as a means to reduce equipment related overhead costs which increases profits. Our marketing strategy focuses upon provision of technical services and sales of lower revenue/higher profit margin products related to service and support operations. We target commercial and public sector customers who provide marketplaces for a wide range of products and services at one time, a cost-effective approach to sales. These customers often do not have their own technical staffs and outsource their computer service requirements to companies such as TransNet. In light of the above, Management emphasizes and continues the aggressive pursuit of an increased volume of sales of VoIP systems, and related technical service and support programs, and has introduced new technical support programs offering a wide variety of alternatives of remote and on-site network support and monitoring.

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

Management continues its aggressive steps initiated in fiscal 2010 to significantly reduce selling, general and administrative expenses and to adjust the allocation of personnel to increase the number of employees providing billable services. We significantly decreased our actual expenses during fiscal 2010, through a number of staff reductions, and implementation salary freezes, salary reductions, and other cost reduction programs. The results of these cost-saving measures will be realized more fully going forward. We anticipate that selling, general, and administrative expenses for fiscal 2011 will be approximately 10% less than the prior year. Selling, general and administrative expenses for the quarter ended September 30, 2010, decreased in actual figures and also as a percentage of revenues, moving to 21% of revenues as compared to 22% of revenues for the comparative quarter in the prior year. Management continues its efforts to monitor and control expenses, despite increasing personnel related costs, such as health benefits.

Interest income decreased in the first fiscal quarter of 2011 as compared to the same quarter in the prior year as a result of lower interest rates and lower amounts invested. Interest expense increased in the September 2010 due to increased borrowing to fund equipment sales. The Corporation utilizes vendor credit options, which provide more favorable terms.

LIQUIDITY AND CAPITAL RESOURCES

There are no material commitments of the Corporation's capital resources, other than leases, a third party line of credit, and employment contracts.

Cash and cash equivalents remained relatively constant during the quarter ended September 30, 2010, as cash was used to fund operations. Cash levels continue to be impacted by the slow payment cycles of Public Sector clients and extended payment cycles from some commercial clients, many of whom are affected by the economic recession. The Corporation has entered into vendor credit arrangements to assist in purchasing inventory and provide more flexibility with respect to cash. A significant portion of the vendor credit is secured by certain of the Corporation's assets.

The amount of cash received from or used by operating activities will vary based on a number of business factors which may vary at different times, including terms of available financing from vendors, and slowdowns or upturns in our business or that of our customers. A decline in service revenues and/or a change in the proportion of service revenues to total revenues may affect operating cash flow as the bulk of the Corporation's service revenues are derived from billing of our technical staff's services. The cash outlay for the labor/payroll underlying these services is incurred on a semi-monthly basis. Billing is determined by timeframes set by our clients. Additionally, the Corporation at times may absorb costs related to downtime of a portion of our technical staff which may result from any slowdown of new business or downtime between projects.

Accounts receivable remained relatively constant for the September 2010 quarter. The timing of our collection of accounts receivable is a significant factor in our cash flow to fund operations. Products and are typically sold on short-term credit terms, but may also include extended terms under such projects as E-rate projects. These projects are funded by the Schools and Libraries Program of the Universal Service Fund, commonly known as "E-Rate," which is administered by the Universal Service Administrative Company (USAC) under the direction of the Federal Communications Commission (FCC). E-Rate provides discounts to assist most schools and libraries in the United States to obtain affordable telecommunications and Internet access. Extended payment cycles of commercial customers and governmental agencies continue to affect our accounts receivable levels. Accordingly, Management vigorously continues its efforts to expedite payments from the governmental bodies and is working to implement more favorable payment schedules where possible. Management notes that payment terms with governmental clients are usually dictated by the client.

Inventories decreased in fiscal 2011 quarter due to fulfillment of orders. The increase in accounts payable during the quarter ended September 30, 2010 is attributable to the increase in equipment sales. Amounts outstanding under the line of credit decreased as a result of payments made on these lines.

We require access to working capital from a third party line of credit and vendor credit to fund our day-to-day operations, particularly at the end of our fiscal quarters when demand for our products and services increase. We have made a concerted effort to improve our working capital position and implemented measures to reduce headcount, streamline operations, and manage costs in response to the impact of the recession. In conjunction with the tightening of credit in the US economy, which has negatively impacted our access to credit, management has reviewed the Corporation's line of credit and available vendor credit and has taken steps to obtain the most favorable credit arrangements available. Management currently utilizes various vendor credit options, all of which provide the Corporation with more favorable payment terms than those available under the prior credit line. Management believes that its cash balance and access to credit will be sufficient to fund its operations going forward. The unavailability of such credit going forward may have an adverse impact upon the operations of the Corporation.

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

ITEM 4. CONTROL AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Corporation have concluded, based on their evaluation as of September 30, 2010, that the Corporation's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

                                     PART II
                                OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On November 12, 2010, the Corporation issued a press release discussing its results of operations for the fiscal quarter ended September 30, 2010. A copy of the press release is attached as Exhibit 99.1

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

      A. Exhibits -

         31.1 Certification required by Section 302

         31.2 Certification required by Section 302

         32 Certification required by Section 906

         99.1 - Press Release

      B. Reports on Form 8-K -
           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TRANSNET CORPORATION
                                      (Registrant)

                                      /s/ Steven J. Wilk
                                      ------------------------------------
                                      Steven J. Wilk, President and
                                      Chief Executive Officer

                                      /s/ John J. Wilk
                                      ------------------------------------
                                      John J. Wilk,
                                      Principal Financial and Accounting Officer
                                      and Chairman of the Board of Directors

DATE: November 12, 2010