Form 10-Q
period 2010-12-31
TRANSNET CORP
filed 2011-02-22
CIK 99313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010
                              ------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 11, 2011: 4,823,304.

                              TRANSNET CORPORATION
                              --------------------

                                    FORM 10-Q
                                    ---------

                                TABLE OF CONTENTS
                                -----------------

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION
-------  ---------------------

         Consolidated Balance Sheets
                  December 31, 2010 (unaudited) and June 30, 2010           1

         Consolidated Statements of Operations (unaudited)
                  Three Months Ended December 31, 2010 and 2009             2
                  Six Months Ended December 31, 2010 and 2009               3

         Consolidated Statements of Cash Flows (unaudited)
                  Six Months Ended December 31, 2010 and 2009               4

         Notes to Consolidated Financial Statements                         5

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            8

     Item 4. Controls and Procedures                                       12

PART II.  OTHER INFORMATION
-------   -----------------

     Item 6. Exhibits and Reports on Form 8-K                              13

     Signatures                                                            13
     Certifications                                                        14

                                       i.

                       TRANSNET CORPORATION AND SUBSIDIARY
                       -----------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                   December 31,      June 30,
                                                       2010            2010
                                                   ------------    ------------
                                                    (unaudited)
ASSETS:
CURRENT ASSETS
Cash and Cash Equivalents                          $     29,818    $    318,377
Restricted Cash                                         880,110         876,147
Accounts Receivable - Net                             2,711,550       3,532,045
Inventories - Net                                        84,096         247,743
Other Current Assets                                     29,934           3,587
                                                   ------------    ------------

TOTAL CURRENT ASSETS                               $  3,735,508    $  4,977,899

PROPERTY AND EQUIPMENT - NET                             49,990          56,309

OTHER ASSETS                                            231,475         229,335
                                                   ------------    ------------

TOTAL ASSETS                                       $  4,016,973    $  5,263,543
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts Payable                                   $  2,016,645    $  1,998,179
Accrued Expenses                                        339,065         343,838
Unearned Revenue                                        226,790         193,222
Related Party Loans                                     317,000          75,000
Line of Credit                                          824,362       1,777,139
                                                   ------------    ------------

TOTAL CURRENT LIABILITIES                          $  3,723,862    $  4,387,378
                                                   ------------    ------------

STOCKHOLDERS' EQUITY:
Capital Stock - Common, $.01 Par Value,
Authorized 15,000,000 Shares; Issued 7,408,524
at December 31, 2010 and June 30, 2010
[of which 2,585,220 are in Treasury at
December 31, 2010 and June 30, 2010]                     74,085          74,085

Additional Paid-in Capital                           10,574,670      10,574,670

Accumulated Deficit                                  (3,202,809)     (2,619,755)
                                                   ------------    ------------

Total                                                 7,445,946       8,029,000
Less: Treasury Stock - At Cost                       (7,152,835)     (7,152,835)
                                                   ------------    ------------

TOTAL STOCKHOLDERS' EQUITY                              293,111         876,165
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  4,016,973    $  5,263,543
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
                                   -----------

                                                     THREE MONTHS ENDED DECEMBER 31,
                                                     -------------------------------
                                                          2010             2009
                                                     -------------    -------------
REVENUE

Equipment                                            $   1,844,920    $   3,097,615
Services                                                 1,815,712        2,677,471
                                                     -------------    -------------

Total Revenue:                                           3,660,632        5,775,086
                                                     -------------    -------------

COST OF REVENUE

Equipment                                                1,545,696        2,450,697

Services                                                 1,485,545        1,961,717

Total Cost of Revenue                                    3,031,241        4,412,414
                                                     -------------    -------------

Gross Profit                                               629,391        1,362,672

Selling, General and Administrative Expenses             1,233,314        1,345,425
                                                     -------------    -------------

Operating (Loss) Income                                   (603,923)          17,247
                                                     -------------    -------------

OTHER INCOME (EXPENSE)
Interest Income                                              1,973            3,132
Interest Expense                                           (21,351)         (19,243)
                                                     -------------    -------------
Total Other (Expense)                                      (19,378)         (16,111)
                                                     -------------    -------------

Net (Loss) Income                                    $    (623,301)   $       1,136
                                                     =============    =============

Net (Loss) Income Per Common Share - Basic
     and Diluted                                     $       (0.13)   $        0.00
                                                     =============    =============

Weighted Average Common Shares Outstanding - Basic
     And Diluted                                         4,823,304        4,823,304
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
                                   -----------

                                                SIX MONTHS ENDED DECEMBER 31,
                                               ------------------------------
                                                    2010             2009
                                               -------------    -------------

REVENUE
Equipment                                      $   5,585,002    $   6,500,176
Services                                           4,100,878        5,139,860
                                               -------------    -------------

Total Revenue:                                     9,685,880       11,640,036
                                               -------------    -------------

COST OF REVENUE
Equipment                                          4,681,044        5,212,504
Services                                           3,079,105        3,668,521

Total Cost of Revenue                              7,760,149        8,881,025
                                               -------------    -------------

Gross Profit                                       1,925,731        2,759,011

Selling, General and Administrative Expenses       2,472,552        2,636,971
                                               -------------    -------------

Operating (Loss)  Income                            (546,821)         122,040
                                               -------------    -------------

Interest Income                                        3,966            6,857
Interest Expense                                     (40,198)         (25,697)

Net (Loss) Income                              $    (583,053)         103,200
                                               =============    =============

Net (Loss) Income Per Common Share -
     Basic and Diluted                         $       (0.12)   $        0.02
                                               =============    =============

Weighted Average Common Shares Outstanding -
     Basic and Diluted                             4,823,304        4,823,304
                                               =============    =============

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                       -----------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                SIX MONTHS ENDED DECEMBER 31,
                                               ------------------------------
                                                    2010             2009
                                               -------------    -------------

OPERATING ACTIVITIES:
Net (Loss) Income                              $    (583,053)   $     103,200
                                               -------------    -------------
Adjustments to Reconcile Net Income to Net
   Cash:
Depreciation and Amortization                         28,319           41,389
Provision for Doubtful Accounts                       56,093          (91,128)

Changes in Assets and Liabilities:
(Increase) Decrease in:
Restricted Cash                                       (3,962)          (6,258)
Accounts Receivable                                  764,402          661,076
Inventory                                            163,646          122,440
Other Current Assets                                 (26,347)         (33,696)
Other Assets                                          (2,140)            (980)

Increase (Decrease) in:
Accounts Payable and Accrued Expenses                 13,693       (1,953,851)
Unearned Revenue                                      33,567         (214,591)

                                               -------------    -------------
Total Adjustments                              $   1,027,272    $  (1,475,601)
                                               -------------    -------------

NET CASH - OPERATING ACTIVITIES - FORWARD      $     444,218    $  (1,372,401)
                                               -------------    -------------

INVESTING ACTIVITIES:
Capital Expenditures                           $     (22,000)   $     (18,129)
                                               -------------    -------------

FINANCING ACTIVITIES -
Loans from Related Parties                           242,000               --
Lines of Credit - Net                          $    (952,777)   $     (28,731)
                                               -------------    -------------

NET (DECREASE) INCREASE IN CASH                $    (288,559)   $  (1,419,261)
                                               -------------    -------------

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIODS                           $     318,377    $   1,654,366
                                               -------------    -------------

CASH AND CASH EQUIVALENTS AT
END OF PERIODS                                 $      29,818    $     235,103
                                               -------------    -------------

Supplemental Disclosures of Cash Flow
Information:

Cash paid during the period for:
Interest                                       $      40,198    $      27,554
Income Taxes                                   $          --    $          --

See Notes to Consolidated Financial Statements.

                       TRANSNET CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1.)  BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included. The operating results for the three months and six months ended December 31, 2010 are not necessarily indicative of the results that can be expected for the year ending June 30, 2011.

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

      (e) Earnings Per Share: Earnings per common share - basic and diluted are based on 4,823,304 weighted shares outstanding for the three and six months ended December 31, 2010 and 2009. The options to purchase an aggregate of 297,500 shares of our common stock at a price of $0.88 per share were not included in the computation of diluted earnings per share for the periods ended December 31, 2010 and 2009 because the options' exercise price was greater than the average market price of the common shares.

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

The following table presents assets that are measured and recognized at fair value on a recurring basis.

                               DECEMBER 31,
            DESCRIPTION           2010        LEVEL 1      LEVEL 2      LEVEL 3
            -----------        ------------   -------    -----------   ---------
      Certificate of Deposit   $    880,110   $    --    $   880,110   $      --

(5.)  DEBT

The Corporation utilizes credit available from multiple vendors under terms which provide for interest free periods ranging from 30 to 60 days. A significant portion of vendor credit is secured by certain of the Corporation's assets. The vendors may in their sole discretion from time to time determine the maximum amount of credit which they elect to extend. The Corporation entered into a line of credit with a third party, which is secured by the Corporation's certificate of deposit listed as restricted cash.

(6.)  RELATED PARTIES

Certain officers and directors have directly and indirectly loaned the Corporation an aggregate amount of $292,000, as of December 31, 2010. Additionally, an employee loan of $25,000 was also outstanding as of that date. The loans are non-interest bearing and are payable upon demand.

(7.)  INCOME TAXES

      The following reconciles the tax provision with the U.S. statutory tax rates:

                                                                    THREE MONTHS ENDED DECEMBER 31,
                                                                        2010               2009
         Income taxes at U.S. statutory rate                              (35.0)%             (35.0)%
         State taxes, net of federal tax benefit                           (6.0)               (6.0)
         Change in valuation allowance on deferred tax assets              41.0                41.0
                                                                    -----------       -------------
         TOTAL EXPENSE (BENEFIT)                                              0%                  0%
                                                                    ===========       =============

                                                                     SIX MONTHS ENDED DECEMBER 31,
                                                                        2010               2009
         Income taxes at U.S. statutory rate                              (35.0)%             (35.0)%
         State taxes, net of federal tax benefit                           (6.0)               (6.0)
         Change in valuation allowance on deferred tax assets              41.0                41.0
                                                                    -----------       -------------
         TOTAL EXPENSE (BENEFIT)                                              0%                  0%
                                                                    ===========       =============

      At June 30, 2010, the Corporation had federal net operating tax loss carryforwards of approximately $11.2 million, which will begin to expire on June 30, 2024. The Corporation has provided a full valuation allowance against its deferred tax asset due to the uncertainty about its realization.

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

RESULTS OF OPERATIONS
---------------------

For the quarter ended December 31, 2010, the Corporation reported revenues of $3,660,632 as compared $5,775,086 for the quarter ended December 31, 2009. For the quarter ended December 31, 2010, the Corporation reported a net loss of $623,301 as compared to net income of $1,136 for the quarter ended December 31, 2009. The decrease in equipment revenues was attributable to reduced sales resulting from delays in projects by certain clients as well as reduced demand due to the continued economic slowdown. The decrease in service revenues, discussed below, was primarily attributable to reduction in the Corporation's legacy services, which were partially related to mergers and/or internal changes within our clients' organizations. Revenues for the six-months ended December 31, 2010 were $9,685,880 as compared with $11,640,036 for the same period in the prior year. The decrease of revenues during the December 2010 quarter overrode the increase in the first quarter of fiscal 2011, and significantly impacted the Corporation's operating results for fiscal 2011's six month period.

The losses for the quarter and six-month period ended December 31, 2010 were attributable directly to the reduction in revenues. Although no assurance can be given, Management notes that clients have indicated that delays of their projects from the 2011 second quarter should be resolved in the third quarter. These delays were outside the Corporation's control, and were dependent upon clients' internal operations. As noted above, Service related revenues (technical support, repair and maintenance, network integration, staffing, and training) decreased as a result of termination of certain legacy services and also as a result of reduction in equipment sales, project delays, and in correlation to the mix of products sold. Because service revenues yield higher profit margins than equipment sales, the reduction in service revenues reduced our overall profit margin and significantly impacted our earnings. Revenues continue to be affected by the general slowdown resulting from the recession, including a significant reduction in purchases by state, and local governmental agencies, and educational customers (K-12 through higher education) (collectively "Public Sector" clients) and restrictions on capital expenditures experienced by many clients. Expenses related to underutilized technical staff, including higher-compensated engineers, were absorbed by the Corporation during the quarter and this negatively impacted earnings.

During the first half of fiscal 2011, the Corporation's clients continued to be conservative in their IT budgetary spending and to scrutinize their IT spending and the related returns on investments before incurring new expenses. As a result, Management concentrates on sales of higher margin equipment such as Voice over Internet Protocol ("VoIP") systems and physical security systems, optimizing the utilization rates of its service technicians, and reducing selling and administrative expenses. Interest in physical security systems marketed by TransNet continues to be strong, even in light of budgetary restrictions of Public Sector clients. While no assurances can be given, we believe that TransNet is well positioned in the State of New Jersey's purchasing contracts for growth of our business with Public Sector clients and that sales under these contracts will have a positive impact on results. TransNet is listed by State selected manufacturers as an approved vendor for a significant number of IT, communication, and security products pursuant to these contracts.

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

In addition to these technical services, TransNet provides temporary and permanent IT staffing and consulting services. Our staffing services are not a material source of revenues, but these services carry higher profit margins than equipment sales. Despite the economic slowdown, businesses continue to be faced with special projects to perform required upgrades, repairs, and replacement of their networks despite the recession and demand for our services increased. Because employers are reluctant to expand their own workforce in light of the recession, TransNet's staffing operations experienced a strong demand for temporary IT support specialists. Revenues generated by our staffing operations continue to improve in conjunction with the demand for temporary employees. Although no assurances can be given, we believe that as the economy recovers and businesses begin to increase the number of employees, revenues and profits from our staffing services will be positively affected.

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

Management continues its aggressive steps initiated in fiscal 2010 to significantly reduce selling, general and administrative expenses and to adjust the allocation of personnel to increase the number of employees providing billable services. We significantly decreased our actual expenses through a number of staff reductions, and implementation of salary freezes, salary reductions, and other cost reduction programs. The results of these cost-saving measures will be realized more fully going forward. We anticipate that selling, general, and administrative expenses for fiscal 2011 will be approximately 10% less than the prior year. Selling, general and administrative expenses for the quarter ended December 31, 2010, decreased in actual figures, but increased as a percentage of revenues as a result of the lower revenue figures, moving to 34% of revenues as compared to 23% of revenues for the comparative quarter in the prior year, and representing 26% of revenues for the first six months of fiscal 2011 as compared to 23% for the same period last year. Management continues its efforts to monitor and control expenses, despite increasing personnel related costs, such as health benefits.

Interest income decreased in the quarter and six-month period ended December 31, 2011 as compared to the same periods in the prior year as a result of lower amounts invested. Interest expense increased in the periods ended December 31, 2010, due to increased borrowing to fund equipment sales. The Corporation utilizes vendor credit options, which provide more favorable terms.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

There are no material commitments of the Corporation's capital resources, other than leases, a third party line of credit, and employment contracts.

Cash and cash equivalents decreased during the six-month period ended December 31, 2010, as cash was used to fund operations. Cash levels continue to be impacted by the slow payment cycles of Public Sector clients and extended payment cycles from some commercial clients, many of whom are affected by the economic recession. The Corporation has entered into vendor credit arrangements to assist in purchasing inventory and provide more flexibility with respect to cash. A significant portion of the vendor credit is secured by certain of the Corporation's assets.

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

Accounts receivable decreased for the six-month period ended December 31, 2010 as a result of reduced revenues. Accounts receivable continue to be impacted by the timing of our collection of accounts receivable. The payment cycle is a significant factor in our cash flow to fund operations. Products and are typically sold on short-term credit terms, but may also include extended terms under such projects as E-rate projects. These projects are funded by the Schools and Libraries Program of the Universal Service Fund, commonly known as "E-Rate," which is administered by the Universal Service Administrative Company (USAC) under the direction of the Federal Communications Commission (FCC). E-Rate provides discounts to assist most schools and libraries in the United States to obtain affordable telecommunications and Internet access. Extended payment cycles of commercial customers and governmental agencies continue to affect our accounts receivable levels. Accordingly, Management vigorously continues its efforts to expedite payments from the governmental bodies and is working to implement more favorable payment schedules where possible. Management notes that payment terms with governmental clients are usually dictated by the client.

Inventories decreased in fiscal 2011 quarter due to reduced demand for equipment. The increase in accounts payable during the quarter ended December 31, 2010 is attributable to lower cash levels. Amounts outstanding under the line of credit decreased as a result of payments made on these lines.

We require access to working capital from a third party line of credit and vendor credit to fund our day-to-day operations, particularly at the end of our fiscal quarters when demand for our products and services increase. We have made a concerted effort to improve our working capital position and implemented measures to reduce headcount, streamline operations, and manage costs in response to the impact of the recession. In conjunction with the tightening of credit in the US economy, which has negatively impacted our access to credit, management has reviewed the Corporation's line of credit and available vendor credit and has taken steps to obtain the most favorable credit arrangements available. Management currently utilizes various vendor credit options, all of which provide the Corporation with more favorable payment terms than those available under the prior credit line. Management has assisted the Corporation's cash flow due to extended payment cycles of certain clients, and believes that its cash balance and access to credit will be sufficient to fund its operations going forward. The unavailability of such credit going forward may have an adverse impact upon the operations of the Corporation.

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

ITEM 4.  CONTROL AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Corporation have concluded, based on their evaluation as of December 31, 2010, that the Corporation's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

         B. Reports on Form 8-K -
             None.

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

DATE:  February 22, 2011