Form 10-Q
period 2011-03-31
TRANSNET CORP
filed 2011-05-23
CIK 99313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to _________________

Commission File No. 0-8693

TRANSNET CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	22-1892295

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

45 Columbia Road, Somerville, New Jersey	08876-3576

(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 908-253-0500

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act)

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
☐ Yes      ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 13, 2011: 4,823,304.

TRANSNET CORPORATION AND SUBSIDIARY

FORM 10-Q

i.

TRANSNET CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	June 30, 2010

	(unaudited)
Assets:
Current Assets
Cash and Cash Equivalents	$46,715	$318,377
Restricted Cash	882,065	876,147
Accounts Receivable - Net	2,204,143	3,532,045
Inventories - Net	155,231	247,743
Other Current Assets	15,025	3,587

Total Current Assets	$3,303,179	$4,977,899

Property and Equipment - Net	36,534	56,309

Other Assets	232,454	229,335

Total Assets	$3,572,167	$5,263,543

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$2,365,816	$1,998,179
Accrued Expenses	485,343	343,838
Unearned Revenue	111,406	193,222
Due to Officers	285,000	75,000
Line of Credit	821,121	1,777,139

Total Current Liabilities	$4,068,686	$4,387,378

Stockholders’ Equity:
Capital Stock - Common, $.01 Par Value, Authorized 15,000,000 Shares; Issued 7,408,524 at March 31, 2011 and June 30, 2010 [of which 2,585,220 are in Treasury at March 31, 2011 and June 30, 2010]	74,085	74,085

Additional Paid-in Capital	10,574,670	10,574,670

Accumulated Deficit	(3,992,439)	(2,619,755)

Total	6,656,316	8,029,000
Less: Treasury Stock - At Cost	(7,152,835)	(7,152,835)

Total Stockholders’(Deficit) Equity	(496,519)	876,165

Total Liabilities and Stockholders’ Equity	$3,572,167	$5,263,543

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,

	2011	2010

Revenue
Equipment	$1,709,816	$2,708,041
Services	1,253,580	2,184,867

Total Revenue:	2,963,396	4,892,908

Cost of Revenue
Equipment	1,507,333	2,242,329
Services	1,120,758	1,839,467

Total Cost of Revenue	2,628,091	4,081,796

Gross Profit	335,305	811,112

Selling, General and Administrative Expenses	1,101,512	1,295,194

Operating Loss	(766,207)	(484,082)

Other Income (Expense)
Interest Income	1,955	3,096
Interest Expense	(25,376)	(18,716)

Total Other (Expense)	(23,421)	(15,620)

Net Loss	$(789,628)	$(499,702)

Basic and Diluted Net Loss Per Common Share	$(0.16)	$(0.10)

Weighted Average Common Shares Outstanding – Basic and Diluted	4,823,304	4,823,304

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	NINE MONTHS ENDED MARCH 31,

	2011	2010

Revenue
Equipment	$7,294,817	$9,208,216
Services	5,354,458	7,324,727

Total Revenue:	12,649,275	16,532,943

Cost of Revenue
Equipment	6,188,378	7,454,833
Services	4,199,863	5,507,988

Total Cost of Revenue	10,388,241	12,962,821

Gross Profit	2,261,034	3,570,122

Selling, General and Administrative Expenses	3,574,064	3,932,165

Operating Loss	(1,313,030)	(362,043)

Other Income (Expense)
Interest Income	5,922	9,953
Interest Expense	(65,574)	(44,413)

Total Other (Expense)	(59,652)	(34,460)

Net Loss	$(1,372,682)	$(396,503)

Basic and Diluted Net Loss Per Common Share	$(0.28)	$(0.08)

Weighted Average Common Shares Outstanding – Basic and Diluted	4,823,304	4,823,304

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED MARCH 31,

	2011	2010

Operating Activities:
Net Loss	$(1,372,682)	$(396,503)

Adjustments to Reconcile Net Income to Net Cash:
Depreciation and Amortization	42,479	62,485
Provision for Doubtful Accounts	55,514	(91,128)

Changes in Assets and Liabilities:
(Increase) Decrease in:
Restricted Cash	(5,918)	(9,352)
Accounts Receivable	1,272,389	1,024,743
Inventory	92,511	89,159
Other Current Assets	(11,438)	(27,220)
Other Assets	(3,119)	(1,958)

Increase (Decrease) in:
Accounts Payable and Vendor Credit	367,636	(1,816,827)
Accrued Expenses	141,505	(44,764)
Unearned Revenue	(81,816)	(269,792)

Total Adjustments	$1,869,743	$(1,084,654)

Net Cash - Operating Activities	$497,061	$(1,481,157)

Investing Activities:
Capital Expenditures	$(22,705)	$(22,627)

Financing Activities:
Line of Credit- Net	$(956,018)	$(28,732)
Proceeds from Officers	210,000	—
Net Cash – Financing Activities	$746,018)	$(23, 732)

Net Decrease in Cash and Cash Equivalents	$(271,662)	$(1,532,516)

Cash and Cash Equivalents at Beginning of Periods	$318,377	$1,654,366

Cash and Cash Equivalents at End of Periods	$46,715	$121,850

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$40,198	$46,270
Income Taxes	$—	$2,080

See Notes to Consolidated Financial Statements.

TRANSNET CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1.)	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included. The operating results for the three months and nine months ended March 31, 2011 are not necessarily indicative of the results that can be expected for the year ending June 30, 2011.

The balance sheet as of June 30, 2010 has been derived from the audited financial statements at such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The complete list of significant accounting policies followed by TransNet Corporation (the “Corporation”) are set forth in Note 2 to the Corporation’s consolidated financial statements in the Form 10-K for the fiscal year ended June 30, 2010.

For further information, please refer to the consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2010.

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

(b) Inventory: Inventory consists of finished goods. The Corporation’s inventory is valued at the lower of cost (determined on the average cost basis) or market.

(c) Cash and Cash Equivalents: The Corporation considers highly liquid debt instruments, purchased with a maturity of three months or less, to be cash equivalents.

(d) Revenue Recognition: The Corporation’s revenues are derived from both the sale of equipment and services provided to customers. Revenues related to equipment sales are recognized when evidence of an arrangement exists, delivery has occurred, the sales price is both fixed and determinable, and collectability is reasonably assured.

Revenues related to services provided are recognized ratably over the term of the underlying customer contract or when obligations have been satisfied. For service performed on a time and materials basis, revenue is recognized upon performance.

(e) Earnings Per Share: Earnings per common share - basic and diluted are based on 4,823,304 weighted shares outstanding for the three and nine months ended March 31, 2011 and 2010. The options to purchase an aggregate of 297,500 shares of our common stock at a price of $0.88 per share were not included in the computation of diluted earnings per share for the periods ended March 31, 2011 and 2010 because the options’ exercise price was greater than the average market price of the common shares. As of January 3, 2011, all options expired).

(3.)	NEW ACCOUNTING UPDATES

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force),” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. The Corporation adopted this new accounting pronouncement for the quarterly period beginning July 1, 2010, as required, and adoption did not have a material impact on its financial statements taken as a whole.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements”. The guidance in ASU 2010-06 provides amendments to literature on fair value measurements and disclosures currently within the ASC by clarifying certain existing disclosures and requiring new disclosures for the various classes of fair value measurements. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Corporation’s financial position or results of operations.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). The amendments in this update require additional disclosure about the credit quality of financing receivables, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how allowances for credit losses are developed and how credit exposure is managed. ASU 2010-20 is effective for interim periods and fiscal years ending after December 15, 2010. The adoption of this guidance is not expected to have a material impact on the Corporation’s financial position or results of operations.

(4.)	FAIR VALUE MEASUREMENTS

We adopted ASC Topic 820, “Fair Value Measurements and Disclosures” on July 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Topic 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

In addition to defining fair value, Topic 820 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.
•	Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The following table presents assets that are measured and recognized at fair value on a recurring basis.

Description	March 31, 2011	Level 1	Level 2	Level 3

Restricted Cash	$882,065	$882,065	$—	$—

(5.)	VENDOR CREDIT AND LINE OF CREDIT

The Corporation utilizes credit available from multiple vendors under terms which provide for interest free periods ranging from 30 to 60 days. A significant portion of vendor credit is secured by certain of the Corporation’s assets. The vendors may in their sole discretion from time to time determine the maximum amount of credit which they elect to extend. Subsequent to the end of the March 2011 quarter, a third party credit facility was terminated by the lender. The Corporation owes approximately $745,000 under this facility, which is secured principally by the Corporation’s accounts receivable. As of the date of this filing, Management is engaged in ongoing negotiations with the lender to resolve outstanding payment issues and is hopeful that these issues will be resolved promptly on terms favorable to the Corporation. The Corporation entered into a line of credit with a third party, which is secured by the Corporation's certificate of deposit listed as restricted cash. The line of credit accrues interest at the rate of 5.130% and is payable upon demand.

(6.)	RELATED PARTIES

Certain officers and directors have directly and indirectly loaned the Corporation an aggregate amount of $272,000, as of March 31, 2011. Additionally, a loan of $13,000 from a member of senior management was also outstanding as of that date. The loans are non-interest bearing and are payable upon demand.

(7.)	INCOME TAXES

The following reconciles the tax provision with the U.S. statutory tax rates:

	Three Months Ended March 31,
	2011	2010
Income taxes at U.S. statutory rate	(35.0)%	(35.0)%
State taxes, net of federal tax benefit	(6.0)	(6.0)
Change in valuation allowance on deferred tax assets	41.0	41.0

Total expense (benefit)	0%	0%

	Nine Months Ended March 31,
	2011	2010
Income taxes at U.S. statutory rate	(35.0)%	(35.0)%
State taxes, net of federal tax benefit	(6.0)	(6.0)
Change in valuation allowance on deferred tax assets	41.0	41.0

Total expense (benefit)	0%	0%

At June 30, 2010, the Corporation had federal net operating tax loss carryforwards of approximately $11.2 million, which will begin to expire on June 30, 2024. The Corporation has provided a full valuation allowance against its deferred tax asset due to the uncertainty about its realization.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note about Forward Looking Statements
Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that a statement is not forward-looking. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Results of Operations

For the quarter ended March 31, 2011, the Corporation reported revenues of $2,963,396 as compared $4,892,908 for the quarter ended March 31, 2010. For the quarter ended March 31, 2011, the Corporation reported a net loss of $789,628 as compared to a net loss of $499,702for the quarter ended March 31, 2010. The decrease in equipment revenues was attributable to delays in projects by certain clients as well as reduced demand due to the continued economic slowdown. The decrease in service revenues, discussed below, was impacted by the delays in projects, but primarily attributable to reduction in the Corporation’s legacy services, which were partially related to mergers and/or internal changes within our clients’ organizations. Revenues for the nine-months ended March 31, 2011 were $12,649,275 as compared with $16,532,943 for the same period in the prior year.

The losses for the quarter and nine-month period ended March 31, 2011 were attributable directly to the reduction in revenues. Despite indications from clients that delays of their projects from the fiscal 2011 second quarter should be resolved in the third quarter, two significant projects were further delayed into the fourth quarter. One project was received after the close of the third quarter and is in process, and although no assurance can be given, it is anticipated that the second order will be placed during the fourth quarter of fiscal 2011. These delays are outside the Corporation’s control, and were dependent upon clients’ internal operations. As noted above, Service related revenues (technical support, repair and maintenance, network integration, staffing, and training) decreased as a result of these delays, and termination of certain legacy services and also as a result of reduction in equipment sales, and related to the mix of products sold. Because service revenues yield higher profit margins than equipment sales, the reduction in service revenues reduced our overall profit margin and significantly impacted our earnings. Revenues continue to be affected by the general slowdown resulting from the recession, including a significant reduction in purchases by state, and local governmental agencies, and educational customers (K-12 through higher education) (collectively “Public Sector” clients) and restrictions on capital expenditures experienced by many clients. Expenses related to underutilized technical staff, including higher-compensated engineers, were absorbed by the Corporation during the quarter and this negatively impacted earnings.

During the first three quarters of fiscal 2011, the Corporation’s clients continued to be conservative in their IT budgetary spending and to scrutinize their IT spending and the related returns on investments before incurring new expenses. As a result, Management concentrates on sales of higher margin equipment such as Voice over Internet Protocol (“VoIP”) systems and physical security systems, optimizing the utilization rates of its service technicians, and reducing selling and administrative expenses. Interest in physical security systems marketed by TransNet continues to be strong, even in light of budgetary restrictions of Public Sector clients. While no assurances can be given, we believe that TransNet is well positioned in the State of New Jersey’s purchasing contracts for growth of our business with Public Sector clients and that sales under these contracts will have a positive impact on results. TransNet is listed by State selected manufacturers as an approved vendor for a significant number of IT, communication, and security products pursuant to these contracts.

Changes in purchasing mechanisms enacted by the State of New Jersey in fiscal 2010 require certain purchases made by State entities be made directly from manufacturers, which decreases our equipment sales revenue. Under this “agency model,” certain orders are processed directly by our hardware partners, who receive purchase orders directly, and ship and invoice to our clients directly. TransNet is paid an agency fee for generating the transaction. Although these transactions lower the amount of revenue realized, they provide payment of the fee within a shorter period than the typical payment period for sales invoiced by the Corporation, and free our funding for other transactions. Sales under this agency model were not a material source of revenues. Revenues from these transactions are included in Service revenues. Cost of equipment sold may be impacted by the Corporation’s eligibility for temporary incentives, such as rebates, offered by equipment manufacturers from time to time. The Corporation’s eligibility for the rebates is usually subject to minimum sales levels and satisfaction of other criteria established by the manufacturers in their sole discretion.

Service related revenues are a material portion of revenues and, as noted above, are significant in their contributions to net income because these operations typically yield a higher profit margin than equipment sales. Service revenues are generated primarily by services including planning, design, configuration, installation and implementation, testing, and optimization, often related to the sale and implementation of VoIP networks. Project work is the major source of service revenue generation and Management continues its focus on optimizing utilization rates of its service technicians. Revenues are also generated by a variety of support contracts for these networks which provide service and support for the customer’s personal computers, peripherals, and networks. These contracts are short-term, and contain provisions which permit early termination. Although the contracts generally contain renewal terms, there is no assurance that such renewals will occur. Under these agreements, TransNet’s Support Center provides troubleshooting, diagnosis, and remedial services performed remotely by skilled system engineers, who will be dispatched to perform on-site repairs, if necessary. The agreements are for twelve months or less. In addition, our system engineers and service technicians provide service and support on an on-call basis.

Management believes that future spending will be subject to specific criteria, but also believes that as single source provider, the Corporation is in a better position to satisfy client demands for cost-effectiveness and a suitable return on investment. The VoIP systems and solutions marketed by TransNet are designed with the capacity for “optimization” through the subsequent addition of layers of solutions, for example, security solutions, paving the way to future business from existing customers. The Corporation reviews and modifies its service offerings in response to industry fluctuations, and has recruited experienced and specially certified systems engineers and project managers to respond to increased VoIP projects. We are confident that our strategy of being an advanced solutions provider will result in future revenues from clients’ optimization of already installed networks, providing clients with greater operating efficiencies.

In addition to these technical services, TransNet provides temporary and permanent IT staffing and consulting services. Our staffing services are not a material source of revenues, but these services carry higher profit margins than equipment sales. Despite the economic slowdown, businesses continue to be faced with special projects to perform required upgrades, repairs, and replacement of their networks despite the recession and demand for our services increased. Because employers are reluctant to expand their own workforce in light of the recession, TransNet’s staffing operations experienced a strong demand for temporary IT support specialists. Revenues generated by our staffing operations continue to improve in conjunction with the demand for temporary employees and an increased demand for permanent placements noted during the third fiscal quarter.. Although no assurances can be given, we believe that as the economy recovers and businesses begin to increase the number of employees, revenues and profits from our staffing services will be positively affected and will continue to increase.

Our clients continued to be conservative in their IT budgetary spending and scrutinize budgets and returns on investments. In conjunction with attention on utilization rates of our service technicians, Management monitors and takes steps to reduce selling, general and administrative expenses in an effort to contain expenses as much as possible.

In addition to the challenging economic environment, the IT industry experiences a continuing trend of decreasing prices of equipment and intense competition. Management believes that this trend will continue. Industry-wide, the result of price erosion has been lower profit margins on sales, which require businesses to sell a greater volume of equipment to maintain past earning levels. Price decreases has intensified competition within the industry, including the consolidation of businesses through merger or acquisition, as well as the increased initiation of sales by certain manufacturers directly to the end-user and the entrance of manufacturers into technical services business.

Management believes that the adoption of policies by many larger corporate customers, which limit the number of vendors permitted to provide goods and services for specified periods of time, has further increased price competition.

To meet these competitive challenges and to maximize the Corporation’s profit margin, Management has modified its marketing strategy and has taken steps to reduce expenses. We have also developed new service offerings that take into account clients’ cost constraints. We modified our service offerings in response to industry fluctuations, and employ experienced and specially certified systems engineers and project managers to respond to VoIP projects. During the past few fiscal years, we have focused upon higher margin projects and services related to VoIP/IP Telephony and physical security in order to stimulate growth and opportunities for the Corporation. Despite our efforts, however, the economic impact of the recession and continued downward pressure on end-user prices for equipment and services, combined with expenses for a highly skilled technical staff and continued delays in purchases from the Public Sector, have depressed our overall profit margins. Our goal is to increase our profit margins further as we focus on higher-end products and services flowing from security, communications, and data center management. The complex products and services not only are higher-margined items, but are also of pressing importance to our clients. Many of our Public Sector clients, however, are experiencing budgetary constraints, and as noted, are forced to postpone initiation of these systems.

Management also utilizes approaches such as manufacturers’ direct shipment as a means to reduce equipment related overhead costs which increases profits. Our marketing strategy focuses upon provision of technical services and sales of lower revenue/higher profit margin products related to service and support operations. We target commercial and public sector customers who provide marketplaces for a wide range of products and services at one time, a cost-effective approach to sales. These customers often do not have their own technical staffs and outsource their computer service requirements to companies such as TransNet. In light of the above, Management emphasizes and continues the aggressive pursuit of an increased volume of sales of VoIP systems, and related technical service and support programs, and has introduced new technical support programs offering a wide variety of alternatives of remote and on-site network support and monitoring.

The Corporation’s performance is also impacted by other factors, many of which are not within its control. These factors include: industry and general economic conditions; availability of credit; the short-term nature of client’s commitments; patterns of capital spending by clients; the timing and size of new projects; pricing changes in response to competitive factors; the availability and related costs of qualified technical personnel; timing and customer acceptance of new product and service offerings; trends in IT outsourcing; and product constraints.

Management continues its aggressive steps initiated in fiscal 2010 to significantly reduce selling, general and administrative expenses and to adjust the allocation of personnel to increase the number of employees providing billable services. We significantly decreased our actual expenses through a number of staff reductions, and implementation of salary freezes, salary reductions, and other cost reduction programs. The results of these cost-saving measures will be realized more fully going forward. We anticipate that selling, general, and administrative expenses for fiscal 2011 will be approximately 10% less than the prior year. Selling, general and administrative expenses for the quarter ended March 31, 2011, decreased in actual figures, but increased as a percentage of revenues as a result of the lower revenue figures, moving to 37% of revenues as compared to 26% of revenues for the comparative quarter in the prior year, and representing 28% of revenues for the first nine months of fiscal 2011 as compared to 24% for the same period last year. Management continues its efforts to monitor and control expenses, despite increasing personnel related costs such as health care expenses.

Interest income decreased in the quarter and nine-month period ended March 31, 2011 as compared to the same periods in the prior year as a result of lower amounts invested. Interest expense increased in the periods ended March 31, 2011, due to increased borrowing to fund equipment sales and extended payments attributable to reduced cash levels. The Corporation utilizes vendor credit options, which provide more favorable terms than financing available through alternate sources.

Liquidity and Capital Resources

There are no material commitments of the Corporation’s capital resources, other than leases, a third party line of credit, vendor credit facilities, and employment contracts.

Cash and cash equivalents decreased during the nine-month period ended March 31, 2011, as cash was used to fund operations. Cash levels continue to be impacted by reduced revenues, and the slow payment cycles of Public Sector clients and extended payment cycles from some commercial clients, many of whom are affected by the economic recession. The Corporation has entered into vendor credit arrangements to assist in purchasing inventory and provide more flexibility with respect to cash. A significant portion of the vendor credit is secured by certain of the Corporation’s assets.

The amount of cash received from or used by operating activities will vary based on a number of business factors which may vary at different times, including terms of available financing from vendors, and slowdowns or upturns in our business or that of our customers. A decline in service revenues and/or a change in the proportion of service revenues to total revenues may affect operating cash flow as the bulk of the Corporation’s service revenues are derived from billing of our technical staff’s services. The cash outlay for the labor/payroll underlying these services is incurred on a semi-monthly basis. Billing is determined by timeframes set by our clients. Additionally, the Corporation at times may absorb costs related to downtime of a portion of our technical staff which may result from any slowdown of new business or downtime between projects.

Accounts receivable decreased for the nine-month period ended March 31, 2011 as a result of reduced revenues. Accounts receivable continue to be impacted by the timing of our collection of accounts receivable. The payment cycle is a significant factor in our cash flow to fund operations. Products and are typically sold on short-term credit terms, but may also include extended terms under such projects as E-rate projects. These projects are funded by the Schools and Libraries Program of the Universal Service Fund, commonly known as “E-Rate,” which is administered by the Universal Service Administrative Company (“USAC”) under the direction of the Federal Communications Commission (“FCC”). E-Rate provides discounts to assist most schools and libraries in the United States to obtain affordable telecommunications and Internet access. Extended payment cycles of commercial customers and governmental agencies continue to affect our accounts receivable levels. Accordingly, Management vigorously continues its efforts to expedite payments from the governmental bodies and is working to implement more favorable payment schedules where possible. Management notes that payment terms with governmental clients are usually dictated by the client.

Inventories decreased in the fiscal 2011 period due to reduced demand for equipment. The increase in accounts payable during the quarter ended March 31, 2011 is attributable to lower cash levels. Amounts outstanding under the line of credit decreased as a result of payments made on these lines.

We require access to working capital from a third party line of credit and vendor credit to fund our day-to-day operations, particularly at the end of our fiscal quarters when demand for our products and services increase. We continue our concerted effort to improve our working capital position and implemented measures to reduce headcount, streamline operations, and manage costs in response to the impact of the recession. In conjunction with the tightening of credit in the US economy, which has negatively impacted our access to credit, management has reviewed the Corporation’s line of credit and available vendor credit and has taken steps to obtain the most favorable credit arrangements available. Management currently utilizes various vendor credit options, all of which provide the Corporation with more favorable payment terms than those available from other sources.. Members of management have assisted the Corporation’s cash flow due to low cash levels, which resulted in part from the extended payment cycles of certain clients as well as current revenue levels. Subsequent to the end of the March 2011 quarter, a third party credit facility was terminated by the lender. The Corporation owes approximately $745,000 under this facility, which is secured principally by the Corporation’s accounts receivable. As of the date of this filing, Management is engaged in ongoing negotiations with the lender to resolve outstanding payment issues and is hopeful that these issues will be resolved promptly on terms favorable to the Corporation. Management is also pursuing options to obtain alternate sources of credit and is actively engaged in negotiating additional credit facilities. The unavailability of vendor or other credit going forward may have an adverse impact upon the operations of the Corporation.

Impact of Inflation

The effects of inflation on our operations were not significant during the periods presented.

Critical Accounting Policies

The Corporation’s financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The methods, estimates, and judgments used in applying these most critical accounting policies have a significant impact on the results reported in the financial statements. The Securities and Exchange Commission has defined critical accounting policies as policies that involve critical accounting estimates that require (a) management to make assumptions that are highly uncertain at the time the estimate is made and (b) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in result of operations. Based on this definition, the most critical policies include: revenue recognition, allowance for doubtful accounts, and valuation of deferred tax assets.

INVESTMENT CONSIDERATIONS AND UNCERTAINTIES
The matters discussed in Management’s Discussion and Analysis and throughout this report that are forward-looking statements are based on current management expectations that involve risk and uncertainties. Potential risks and uncertainties include, without limitation: the impact of economic conditions generally and in the industry for IT products and services; dependence on key vendors and customers; continued competitive and pricing pressures in the industry; product supply shortages; open-sourcing of products of vendors, including direct sales by manufacturers; rapid product improvement and technological change, short product life cycles and resulting obsolescence risks; technological developments; capital and financing availability; and other risks set forth herein.

Item 4. Control and Procedures

The Chief Executive Officer and Chief Financial Officer of the Corporation have concluded, based on their evaluation as of March 31, 2011, that the Corporation’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In light of this conclusion, the Corporation has initiated documentation of its policies and procedures, and will institute compensating procedures and processes as necessary to ensure the reliability of its financial reporting. Management intends to remediate weaknesses in the control environment through new resources and processes in its accounting department. Management believes that its actions will continue to improve the Corporation’s internal control over financial reporting, as well as its disclosure controls and procedures.

There were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation. The Corporation has commenced a review by its internal staff, including its accounting staff, of new processes to provide an evaluation of the level of controls and related procedures currently in place for each process.

Part II
OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

A.	Exhibits –
31.1 Certification required by Section 302
31.2 Certification required by Section 302
32 Certification required by Section 906

B.	Reports on Form 8-K -
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSNET CORPORATION
(Registrant)

/s/ Steven J. Wilk

Steven J. Wilk, President and
Chief Executive Officer

/s/ John J. Wilk

John J. Wilk,
Chief Financial Officer

DATE: May 23, 2011